Form 10-Q
period 2010-07-31
PRISTINE SOLUTIONS INC.
filed 2010-10-28
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to ______________________

Commission file number 333-166487

PRISTINE SOLUTIONS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Stettin Albert Town, Trelawny, Jamaica
(Address of principal executive offices)

876-572-4681
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
69,666,781 common shares issued and outstanding as of October 26, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Financial Statements

July 31, 2010

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	July 31,	January 31,
	2010	2010

ASSETS
Current Assets
Cash	$11,496	$49,860
Prepaid expenses	1,500	–
Inventory	2,184	–
Total Current Assets	15,180	49,860
Property and equipment, net	7,653	–
Total Assets	$22,833	$49,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,996	$2,991
Related party payables (Note 3)	694	1,065
Total Current Liabilities	2,690	4,056

Contingencies and Commitments (Note 4)	–	–
Stockholders’ Equity
Preferred stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.0001 par value; 69,666,781 shares issued and outstanding	6,967	6,967
Additional paid-in capital	43,533	43,533
Deficit accumulated during the development stage	(30,357)	(4,696)
Total Stockholders’ Equity	20,143	45,804
Total Liabilities and Stockholders’ Equity	$22,833	$49,860

The accompanying notes are an integral part of these consolidated financial statements

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the	For the	From
	Three months	Six months	December 8, 2009
	Ended	Ended	(Date of Inception)
	July 31,	July 31,	to July 31,
	2010	2010	2010
Operating Expenses

Foreign exchange loss	$1,588	$34	$667
Depreciation and amortization	163	163	163
General and administrative	6,949	25,464	29,527

Total Operating Expenses	8,700	25,661	30,357

Net Loss	$(8,700)	$(25,661)	$(30,357)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	69,666,781	69,666,781

The accompanying notes are an integral part of these consolidated financial statements

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the	From
	Six months	December 8, 2009
	Ended	(Date of Inception) to
	July 31,	July 31,
	2010	2010
Cash Flows from Operating Activities
Net loss	$(25,661)	$(30,357)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	163	163
Changes in operating assets and liabilities:
Prepaid expenses	(1,500)	(1,500)
Inventory	(2,184)	(2,184)
Accounts payable and accrued liabilities	(995)	1,996
Related party payable	(371)	694
Net Cash Used in Operating Activities	(30,548)	(31,188)
Cash Flows from Investing Activities
Purchase of property and equipment	(7,816)	(7,816)
Net Cash Used in Investing Activities	(7,816)	(7,816)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock	–	50,500
Net Cash Provided by Financing Activities	–	50,500
Increase (Decrease) in Cash	(38,364)	11,496
Cash - Beginning of Period	49,860	–
Cash - End of Period	$11,496	$11,496
Supplementary Information:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

Pristine Solutions Inc.
(A Development Stage Company)
Notes to the Consolidated Unaudited Financial Statements

1.	Nature of Business and Continuance of Operations

Pristine Solutions Inc., (the “Company”) was incorporated in the State of Nevada on December 8, 2009. The Company’s principal business is the sale and distribution of electric instant water heaters in Jamaica.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing and the attainment of profitable operations. As of July 31, 2010, the Company has incurred losses totaling $30,357 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s fiscal year-end report filed with the SEC on Form S-1 for the period ended January 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Company’s Form S-1 have been omitted.

b)	Principal of Consolidation

The consolidated financial statements include the accounts of Pristine Solutions Inc. and its 100% owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents.

e)	Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

f)	Property and Equipment

Property and equipment consists of a vehicle which is recorded at cost. The vehicle is being depreciated on a straight- line basis over 6 years.

Pristine Solutions Inc.
(A Development Stage Company)
Notes to the Consolidated Unaudited Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	g)	Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and advances from related parties. The Company believes that the recorded values of the Company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s operations are in the United States and Jamaica, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	h)	Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2010, the Company had no potentially dilutive securities outstanding.

	i)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at July 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of such in the consolidated financial statements.

	j)	Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Jamaican dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. The United States dollar is the functional and reporting currency.

	k)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. At July 31, 2010 the deferred tax asset related to the Company’s net operating loss carry forward has been fully reserved and no benefit has been recognized in the Company’s consolidated financial statements.

	l)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on their financial position or results of operations.

Pristine Solutions Inc.
(A Development Stage Company)
Notes to the Consolidated Unaudited Financial Statements

3.	Related Party Transactions

a)

Office services and office space are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

b)

On January 1, 2010, the Company entered into a one year consulting contract with the Company’s sole officer. The monthly compensation is $500 per month. During the six months ended July 31, 2010, the Company incurred $3,000 of consulting fees.

c)

As of July 31, 2010, the Company owes the sole director of the Company $694 for expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms. The amount is accrued in related party payables as of July 31, 2010.

4.	Commitments

a)

On December 30, 2009, the Company entered into a License Agreement to sell and distribute electric instant water heaters in Jamaica. According to the terms of the agreement, the Company will purchase no less than 50 products within six months of the agreement date. After confirmation of the order, a 30% deposit will be made prior to production of the product and the remaining 70% will be paid against the delivery notice. As of July 31, 2010, 52 units of water heaters have been ordered and received by the Company and full payment has been made on the units. The agreement is effective for an initial period of one year and can be extended for a further period by either party if written notice is given 30 days prior to the expiration date. The Company’s customers that purchase the water heaters will be offered a one year warranty by the Company.

b)

As of January 1, 2010, the Company entered into a one-year consulting agreement with its sole officer for normal corporate duties required by a public company’s president, chief executive officer, treasurer, chief financial officer and board of director. Under the agreement, the Company is committed to pay $500 per month. As of July 31, 2010, the Company has recognized the aggregate of $1,500 for pre-payment to the sole officer under the agreement for services to be provided from August 2010 through October 2010 as prepaid expense in its consolidated balance sheet.

5.	Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of issuance of the consolidated financial statements. The Company did not have any material subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “Pristine” mean Pristine Solutions Inc., and our subsidiary Pristine Solutions Limited, a Jamaica corporation, unless otherwise indicated.

Corporate Overview

We were incorporated on December 8, 2009 under the laws of the State of Nevada. We have a wholly-owned subsidiary, Pristine Solutions Limited, incorporated under the laws of Jamaica. Our principal executive offices are located at Stettin Albert Town, Trelawny, Jamaica. Our telephone number is (876) 572-4681. Our fiscal year end is January 31.

We are a start up, development stage company. We have only recently begun operations and we rely upon the sale of our securities to fund those operations as we have not generated any revenue from the sale of our products. We have a going concern uncertainty as of the date of our most recent financial statements. We intend on developing a network of sales points for the sale and service of tankless water heaters in Jamaica. We aim to be the first tankless water heater company specializing in tankless-only products to enter the Jamaican market and the only company in the Jamaican market offering solar powered tankless water heater products. We have begun our sales initiatives by allowing distributors that specialize in kitchen and bathroom hardware and home décor to test our products. Our strategy is to use our initial sample order to test the products with wholesalers and distributors by offering a more cost effective product to the marketplace. At this point, we do not have any sales.

We have entered into a distribution agreement with the manufacturer of the tankless hot water heaters which we hope to sell in Jamaica: Zhongshan Guangsheng Industry Co., Ltd., of China. Zhongshan currently manufactures the tankless hot water heaters under the brand Gleamous Electric Appliances. Zhongshan is part of an international enterprise that also owns an R&D group, factory, and sales group and is looking to expand into other markets. Our management hopes that we can expand the Gleamous brand into the Jamaican market and the rest of the Caribbean.

Employees

As of our quarter ended July 31, 2010 we did not have any full-time or part-time employees. Our sole director and officer works as a part-time consultant in the areas of business development and management and contributes approximately 50% of her time to us.

We currently engage independent contractors in the areas of accounting and legal services. We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services including at least 3 part time consultants who will each focus on sales and marketing, business development and investor relations.

Purchase of Significant Equipment

We anticipate spending approximately $60,000 on the purchase of any plant or significant equipment during the next 12 months.

Personnel Plan

Other than as stated above, we do not anticipate any significant changes in the number of employees during the next 12 months. However, if we are successful with obtaining any purchase orders from our targeted wholesalers and distributors, then we will hire part time employees to act as after sales and service representatives of the Company and we will also hire full-time commissioned oriented sales representatives to obtain additional purchase orders for the Company. The numbers of employees to be hired are uncertain and will depend on the success and size of the initial purchase order.

Plan of Operation

You should read the following discussion of our financial condition and results of operations together with our reviewed but unaudited financial statements and the notes to those reviewed but unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $470,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	80,000
Product acquisition, testing and servicing costs	12 months	80,000
Marketing and advertising	12 months	75,000
Investor relations and capital raising	12 months	20,000
Management and operating costs	12 months	40,000
Salaries and consulting fees	12 months	50,000
Fixed asset purchases for distribution centers	12 months	60,000
General and administrative expenses	12 months	65,000
Total		$470,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $470,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

If we are able to raise the required funds to fully implement our business plan, we plan to implement the business plan in the order provided below. If we are not able to raise all required funds, we will prioritize our corporate activities as chronologically laid out below because the activity which needs to be undertaken in the initial months is prerequisite for future operations. We anticipate that the implementation of our business will occur as follows:

September 2010 to January 2011

  Testing of the 52 units acquired from Zhongshan by us and potential distributors
  Design marketing materials
  Market products to large retailers, wholesalers and distributors
  Attend Home and Hardware trade shows to better market our products and our brand.

February 2011 to August 2011

  If initial testing is successful, order additional units from Zhongshan
  Review opportunities for establishment of retail locations
  Attend trade shows
  Market products to hotels and resorts
  Hire personnel to market our products
  Hire personnel to service our products
  Purchase additional assets such as additional delivery vehicles

Results of Operations

Three and six months ended July 31, 2010.

		Three months		Six months
		ended		ended
		July 31, 2010		July 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$8,700		$25,661
Net Loss		$(8,700)		$(25,661)

Expenses

Our operating expenses for the three and six month periods ended July 31, 2010 are outlined in the table below:

	Three months	Six months
	ended	ended
	July 31, 2010	July 31, 2010
Foreign exchange loss	$1,588	$34
Depreciation and amortization	$163	$163
General and administrative	$6,949	$25,464

Revenue

We have not had any revenues from operations since inception (December 8, 2009). We do not anticipate that we will earn any revenues from operations unless and until we begin our planned business operations. This might never happen and we can offer no assurance that even if we began our planned business operations that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase/
	July 31, 2010	January 31, 2010	(Decrease)
Current Assets	$15,180	$49,860	(69.6%	)
Current Liabilities	$2,690	$4,056	(33.7%	)
Working Capital	$12,490	$45,804	(72.7%	)

Cash Flows

		Six months Ended
		July 31, 2010
Net cash used in operations		$(30,548)
Net cash used in investing activities		$(7,816)
Net cash provided by financing activities	$	Nil
Increase (decrease) In Cash		$(38,364)

Our net cash used by operating activities for the six months ended July 31, 2010 was $30,548. Our management believes that we will need additional funding in order to meet our operating expenses.

Future Financings

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

Property and Equipment

Property and equipment consists of a vehicle which is recorded at cost. The vehicle is being depreciated on a straight-line basis over 6 years.

Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Jamaican dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. The United States dollar is the functional and reporting currency.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business

Our auditors have issued a going concern opinion and because our sole officer and director will not loan any additional money to us.

As at July 31, 2010, We have a working capital of $12,490, has not generated revenues and has accumulated losses of $30,357 since inception. Our auditors have issued a going concern opinion. We have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Additionally, our sole officer and director is unwilling to loan or advance any additional capital to us, except to prepare and file reports with the SEC, we will have to complete this offering in order to commence operations.

Investors may not be able to adequately evaluate our business due to our short operating history, lack of revenues and no customers. We may not be successful in developing a market for our products and the value of your investment could decline.

We are a development stage company with no substantial tangible assets in a highly competitive industry. We have little operating history, no customers and no revenues. This makes it difficult to evaluate our future performance and prospects. Our Prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry, including the following factors:

  our business model and strategy are still evolving and are continually being reviewed and revised;

  we may not be able to raise the capital required to develop our initial client base and reputation; and

  we may not be able to successfully develop our planned products and services.

There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in us will decline.

We require approximately $470,000 in additional funding to continue our operations over the next 12 months. If we do not secure additional funding, we may not be able to distribute our products, which will affect our ability to generate revenues and achieve profitability.

Our failure to raise additional capital or generate the cash flows necessary to finance our business could force us to limit or cease our operations. Our business plan contemplates that we will expand our distribution throughout Jamaica. Accordingly, we will need to raise approximately $470,000 in additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things, distribute and market our products, which would negatively impact our business and our ability to generate revenues and achieve profitability.

The loss of Christine Buchanan-Mckenzie, our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director would harm our business and decrease our ability to operate profitably.

We will rely heavily on Christine Buchanan-Mckenzie to conduct our operations and the loss of this individual could significantly disrupt our business. Virtually all material decisions concerning the conduct of our business are made or are significantly influenced by Christine Buchanan-Mckenzie. Although we have a management agreement with this individual, the agreement has a term of only 1 year and provides for early termination with notice. As such, she may resign from her positions with us at any time. While we believe that we may be able to enter into executive services agreements with Christine Buchanan-Mckenzie, we cannot assure you that we will be able to enter into such agreements in the near future, if at all. Should we fail to enter into acceptable agreements with Christine Buchanan-Mckenzie, we may not be able to maintain the visibility in the industry that is necessary to maintain and extend our production, financing and distribution agreements which will lead to a loss of revenues and profitability.

We may not succeed in effectively marketing Gleamous tankless water heaters, which could prevent us from acquiring customers and achieving significant revenues.

A significant component of our business strategy is the development of a market for the Gleamous products in Jamaica and the Caribbean. Due to the competitive nature of the retail industry, if we do not market the Gleamous tankless water heaters effectively we may fail to attract customers or achieve significant revenues. Promoting the Gleamous tankless water heaters will depend largely on the efforts of our marketing personnel and targeting the appropriate merchandising outlets. In order to be successful in this, we expect to incur substantial expenses in the next 12 months related to advertising and other marketing efforts. As of our quarter ended July 31, 2010 we did not have sufficient funds to carry out all our anticipated advertising and marketing efforts and there can be no assurance that we will be able to raise the required funds.

Our ability to market our product successfully is also dependent on external factors over which we may have little or no control, including the performance of our suppliers, third-party carriers and networking vendors. We also rely on third parties for information, including product characteristics that we present to consumers, which may, on occasion, be inaccurate. Our failure to provide our customers with a product that meets their expectations, for any reason, could substantially harm our reputation and prevent us from developing Gleamous as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships and, as a result, substantially harm our business and results of operations.

Competition from appliance companies with greater brand recognition and resources may result in our inability to continue with our operations or prevent us from achieving significant revenues.

The appliance industry is highly competitive and new brands and products are being launched all the time. The competitive nature of the retail industry as a whole means that we have to establish our product at the right price, ensure that the packaging is appealing and ensure that our product is distributed through the appropriate channels. It is very likely that we will be subjected to price pressure on our product and this could result in reduced gross margins, which in turn could substantially harm our business and results of operations. Current and potential competitors include independent or online appliance retailers which offer competitive products, or which may see a market to develop a product similar to ours.

In addition, we may face competition from the supplier of our products that may illegally circumvent the distribution agreement we have with them, and decide to sell directly to consumers, either through physical retail outlets or through an online store.

Many appliance retailers have advantages over us, including longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketing and other resources. Some of these retailers may be able to devote substantially more resources to developing new products, or they may have contacts with other companies that devote themselves full time to developing new products. In addition, larger, more established and better capitalized entities may acquire, invest or partner with traditional and online competitors as use of the Internet and other online services increases.

As our business assets and our director and officer are located in Jamaica; investors may be limited in their ability to enforce US civil actions against our assets or our director and officer. You may not be able to receive compensation for damages to the value of your investment caused by wrongful actions by our directors.

Our business assets are located in Jamaica and Christine Buchanan-Mckenzie, our sole director and officer is a resident of Jamaica. Consequently, it may be difficult for United States investors to affect service of process upon our assets or our directors or officers. It may also be difficult to realize upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Jamaica by a Jamaican court if the U.S. court in which the judgment was obtained did not have jurisdiction, as determined by the Jamaican court, in the matter. There is substantial doubt whether an original action could be brought successfully in Jamaica against any of our assets or our directors or officers predicated solely upon such civil liabilities. You may not be able to recover damages as compensation for a decline in your investment.

Our management beneficially owns approximately 57% of the shares of common stock and their interest could conflict with the investors which could cause the investor to lose all or part of the investment.

Christine Buchanan-Mckenzie, our sole director, President, Chief Executive Officer and Chief Financial Officer owns, or has control over, approximately 57% of our issued and outstanding common stock. As such, Ms. Buchanan-Mckenzie is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of our management but not in the interest of the shareholders. This beneficial ownership and potential effective control on all matters relating to our business and operations could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct of the officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to affect any change in the course of our business. This lack of shareholder control could prevent the shareholders from removing from the Board of Directors any directors who are not managing the company with sufficient skill to make it profitable, which could prevent us from becoming profitable.

Since our sole officer and director does not have significant training or experience in the retail appliance industry, our business could suffer irreparable harm as a result of her decisions and choices and you could lose your entire investment.

Though, as our sole director and officer, Christine Buchanan-Mckenzie, is indispensible to our operations, she does not have any significant training or experience in the sales of household appliances and bringing such new products to market. Without such direct training or experience, she may not be fully aware of many of the specific requirements related to working within this environment. Our sole officer and director’s decisions and choices may therefore fail to take into account standard technical or managerial approaches which other companies in the appliance business commonly use. Consequently, our operations, earnings, and ultimately our ability to carry on business could suffer irreparable harm, which could result in the total loss of your investment.

The costs associated with any warranty repair or replacement or any product recall could increase our operating costs and prevent us from becoming profitable.

We plan to implement warranty coverage on our products based on our best estimate of what will be required to settle any product defect claims or issues. However, we may be forced to incur costs above this amount if our estimates are incorrect or if we, our suppliers or government regulators decide to recall a product or input because of a known or suspected performance issue, even if we are only required to participate voluntarily in the recall. Once we begin distributing our tankless water heaters we may also incur liability related to any manufacturing defects that our products contain. If we are obligated to repair or replace any of our products our operating costs could increase if the actual costs differ materially from our estimates, which could prevent us from becoming profitable.

Our success depends in part on our ability to attract and retain key skilled professionals, which we may not be able to do. Our failure to do so could prevent us from achieving our goals or becoming profitable.

We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services including at least 3 part time consultants who will each focus on sales and marketing, business development and investor relations. However, competition for qualified skilled professionals is intense, and we may be unable to attract and retain such key personnel. Additionally, as of our quarter ended July 31, 2010, we did not have sufficient funds to hire any of these consultants and there can be no assurance that we will be able to secure the required financing. This could prevent us from achieving our goals or becoming profitable.

We may indemnify our directors and officers against liability to us and our stockholders, and such indemnification could increase our operating costs.

Our Bylaws allow us to indemnify our directors and officers against claims associated with carrying out the duties of their offices. Our Bylaws also allow us to reimburse them for the costs of certain legal defenses. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to our directors, officers or control persons, we have been advised by the SEC that such indemnification is against public policy and is therefore unenforceable.

Since our sole officer and director is aware that she may be indemnified for carrying out the duties of her offices, she may be less motivated to meet the standards required by law to properly carry out such duties, which could increase our operating costs. Further, if our sole officer and director files a claim against us for indemnification, the associated expenses could also increase our operating costs.

We are exposed to currency exchange risk which could cause our reported earnings or losses to fluctuate.

Although we intend to report our financial results in US dollars, a portion of our sales and operating costs may be denominated in Jamaican dollars. In addition, we are exposed to currency exchange risk on any of our assets that we denominate in Jamaican dollars. Since we present our financial statements in US dollars, any change in the value of the Jamaican dollar relative to the US dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of our Jamaican dollar assets into US dollars. Consequently, our reported earnings or losses could fluctuate materially as a result of foreign exchange translation gains or losses.

We have only one supplier of the tankless water heaters we intend to distribute in our target market. If our agreement with our supplier is terminated, we may not be able to secure additional products and our ability to generate revenues may suffer.

On December 30, 2009 we entered into a distribution agreement with Zhongshan to acquire and distribute their Glameous line of tankless water heaters. The agreement with Zhongshan contains termination provisions and additionally Zhongshan could unilaterally terminate their supply of product to us outside of the terms of the agreement. If this was to occur we would be forced to find an alternative supplier of tankless water heaters. If we are not able to secure such supply, we may not have sufficient product to sell to our intended market and consequently our ability to generate revenues may suffer.

Risks Related to the Ownership of Our Stock

Because there is no public trading market for our common stock, you may not be able to resell your shares.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do wish to resell your shares, you will have to locate a buyer and negotiate your own sale. As a result, you may be unable to sell your shares, or you may be forced to sell them at a loss.

We intend to engage a market maker to apply to have our common stock quoted on the OTC Bulletin Board. This process takes at least 60 days and the application must be made on our behalf by a market maker. If our common stock becomes listed and a market for the stock develops, the actual price of our shares will be determined by prevailing market prices at the time of the sale. We do not currently meet the existing requirements to be quoted on the OTC Bulletin Board and there is no assurance that we will ever be able to meet those requirements.

We cannot assure you that there will be a market in the future for our common stock. The trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. You may not be able to sell your shares at their purchase price or at any price at all. Accordingly, you may have difficulty reselling any shares you purchase from the selling security holders.

The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of $470,000 for the next 12 months, which will require us to issue additional equity securities. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Our security holders may face significant restrictions on the resale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time-consuming, difficult, and costly.

It will be time-consuming, difficult and costly for us to develop and implement the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional personnel to do so, and if we are unable to comply with the requirements of the legislation we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

Under Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending January 31, 2011. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management’s time and attention from revenue-generating activities to compliance activities. While we expect to expend significant resources to complete this important project, we may not be able to achieve our objective on a timely basis.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)

3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010 (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)

3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)

(10)	Material Contracts

10.1	Consulting Agreement with Christine Buchanan-McKenzie (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)

10.2	License Agreement with Zhongshan Guangsheng Industry Co., Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)

(21)	List of Subsidiaries

21.1	Pristine Solutions Limited, a Jamaica corporation

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRISTINE SOLUTIONS INC.

By: /s/ Christine Buchanan-McKenzie
Christine Buchanan-McKenzie
President, Chief Executive Officer, Secretary,
Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date: October 28, 2010