Form 10-Q
period 2010-10-31
PRISTINE SOLUTIONS INC.
filed 2010-12-14
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number 333-166487

PRISTINE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Stettin Albert Town, Trelawny, Jamaica	N/A
(Address of principal executive offices)	(Zip Code)

876-572-4681
(Registrant’s telephone number, including area code)

N/A
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
[X] YES     [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES      [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

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
69,666,781 common shares issued and outstanding as of December 10, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Financial Statements

October 31, 2010

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	October 31,	January 31,
	2010	2010

ASSETS

Current Assets

Cash	$1,066	$49,860
Inventory	2,184	–

Total Current Assets	3,250	49,860

Property and equipment, net	7,327	–

Total Assets	$10,577	$49,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$6,120	$2,991
Related party payables (Note 3)	697	1,065

Total Current Liabilities	6,817	4,056

Contingencies and Commitments (Note 4)	–	–

Stockholders’ Equity

Preferred stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.0001 par value; 69,666,781 shares issued and outstanding	6,967	6,967

Additional paid-in capital	43,533	43,533

Deficit accumulated during the development stage	(46,740)	(4,696)

Total Stockholders’ Equity	3,760	45,804

Total Liabilities and Stockholders’ Equity	$10,577	$49,860

The accompanying notes are an integral part of these consolidated financial statements

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the	For the	From
	Three months	Nine months	December 8, 2009
	Ended	Ended	(Date of Inception)
	October 31,	October 31,	to October 31,
	2010	2010	2010

Operating Expenses

Foreign exchange (gain) loss	$(22)	$12	$645
Depreciation and amortization	326	489	489
General and administrative	16,079	41,543	45,606

Total Operating Expenses	16,383	42,044	46,740

Net Loss	$(16,383)	$(42,044)	$(46,740)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	69,666,781	69,666,781

The accompanying notes are an integral part of these consolidated financial statements

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the	From
	Nine months	December 8, 2009
	Ended	(Date of Inception) to
	October 31,	October 31,
	2010	2010
Cash Flows from Operating Activities
Net loss	$(42,044)	$(46,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	489	489
Changes in operating assets and liabilities:
Inventory	(2,184)	(2,184)
Accounts payable and accrued liabilities	3,129	6,120
Related party payable	(368)	697
Net Cash Used in Operating Activities	(40,978)	(41,618)
Cash Flows from Investing Activities
Purchase of property and equipment	(7,816)	(7,816)
Net Cash Used in Investing Activities	(7,816)	(7,816)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock	–	50,500
Net Cash Provided by Financing Activities	–	50,500
(Decrease) Increase in Cash	(48,794)	1,066
Cash - Beginning of Period	49,860	–
Cash - End of Period	$1,066	$1,066
Supplementary Information:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing and the attainment of profitable operations. As of October 31, 2010, the Company has incurred losses totaling $46,740 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s financial instruments consist principally of cash, accounts payable and related party payables. The Company believes that the recorded values of the Company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company’s operations are in the United States and Jamaica, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign currency exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency exchange rate risk.

	h)	Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be issued from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive. At October 31, 2010, the Company had no potentially dilutive securities outstanding.

	i)	Comprehensive Income/Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As at October 31, 2010, the Company has no items that represent a comprehensive income/ loss and, therefore, has not included a schedule of such in the consolidated financial statements.

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. At October 31, 2010 the deferred tax asset related to the Company’s net operating loss carry forward has been fully reserved and no benefit has been recognized in the Company’s consolidated financial statements.

	l)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Pristine Solutions Inc.
(A Development Stage Company)
Notes to the Consolidated Unaudited Financial Statements

3.	Related Party Transactions

a)

Office services and office space are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

b)

On January 1, 2010, the Company entered into a one year consulting contract with the Company’s sole officer. The monthly compensation is $500 per month. During the three and nine months ended October 31, 2010, the Company incurred and paid $1,500 and $4,500, respectively, of consulting fees, which has been included in General and administrative expense for the periods.

c)

As of October 31, 2010, the Company owes the sole director of the Company $697 for expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms. The amount is accrued in related party payables as of October 31, 2010.

4.	Commitments

a)

On December 30, 2009, the Company entered into a License Agreement to sell and distribute electric instant water heaters in Jamaica. According to the terms of the agreement, the Company will purchase no less than 50 products within six months of the agreement date. After confirmation of the order, a 30% deposit will be made prior to production of the product and the remaining 70% will be paid against the delivery notice. As of October 31, 2010, 52 units of water heaters have been ordered and received by the Company and full payment has been made on the units. The agreement is effective for an initial period of one year and can be extended for a further period by either party if written notice is given 30 days prior to the expiration date. The Company’s customers that purchase the water heaters will be offered a one year warranty by the Company.

b)

As of January 1, 2010, the Company entered into a one-year consulting agreement with its sole officer for normal corporate duties required by a public company’s president, chief executive officer, treasurer, chief financial officer and board of director. Under the agreement, the Company is committed to pay $500 per month.

5.	Subsequent Events

In accordance with ASC 855-10, the Company’s management reviewed all material events through the issuance date of this report and there are no material subsequent events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms, or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we,” “us,” “our” and “Pristine” mean Pristine Solutions Inc., and our subsidiary Pristine Solutions Limited, a Jamaica corporation, unless otherwise indicated.

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

We have entered into a distribution agreement with the manufacturer of the tankless hot water heaters which we hope to sell in Jamaica. Zhongshan Guangsheng Industry Co., Ltd., of China currently manufactures the tankless hot water heaters under the brand Gleamous Electric Appliances. Zhongshan is part of an international enterprise that also owns a research and development group, factory, and sales group and is looking to expand into other markets. Our management hopes that we can expand the Gleamous brand into the Jamaican market and the rest of the Caribbean.

Employees

As of our quarter ended October 31, 2010 we did not have any full-time or part-time employees. Our sole director and officer works as a part-time consultant in the areas of business development and management and contributes approximately 50% of her time to us.

We currently engage independent contractors in the areas of accounting and legal services. We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services, including at least 3 part time consultants who will each focus on sales and marketing, business development and investor relations.

Purchase of Significant Equipment

We anticipate spending approximately $60,000 on the purchase of property and equipment under our distribution arrangement during the next 12 months.

Personnel Plan

Other than as stated above, we do not anticipate any significant changes in the number of employees during the next 12 months. However, if we are successful with obtaining any purchase orders from our targeted wholesalers and distributors, then we will hire part time employees to act as after sales and service representatives of the company, and we will also hire full-time commissioned oriented sales representatives to obtain additional purchase orders for the company. The numbers of employees to be hired are uncertain and will depend on the success and size of the initial purchase order.

Plan of Operation

You should read the following discussion of our financial condition and results of operations together with our unaudited consolidated financial statements and the notes thereto included elsewhere in this filing. Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

If we are not able to raise the full $470,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the Securities and Exchange Commission, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs, as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

September 2010 to January 2011

  Testing of the 52 units acquired from Zhongshan by us and potential distributors.
  Design marketing materials.
  Market products to large retailers, wholesalers and distributors.
  Attend Home and Hardware trade shows to better market our products and our brand.

February 2011 to August 2011

  If initial testing is successful, order additional units from Zhongshan.
  Review opportunities for establishment of retail locations.
  Attend trade shows.
  Market products to hotels and resorts.
  Hire personnel to market our products.
  Hire personnel to service our products.
  Purchase additional assets such as additional delivery vehicles.

Results of Operations

Three and nine months ended October 31, 2010.

		Three months		Nine months
		ended		ended
		October 31, 2010		October 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$16,383		$42,044
Net Loss		$(16,383)		$(42,044)

Expenses

Our operating expenses for the three and nine month periods ended October 31, 2010 are outlined in the table below:

	Three months	Nine months
	ended	ended
	October 31, 2010	October 31, 2010
Foreign exchange (gain) loss	$(22)	$12
Depreciation and amortization	$326	$489
General and administrative	$16,079	$41,543

Revenue

We have not had any revenues from operations since inception (December 8, 2009). We do not anticipate that we will earn any revenues from operations unless and until we begin our planned business operations. This might never happen and we can offer no assurance that, even if we began our planned business operations, we will ever be profitable.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase/
	October 31, 2010	January 31, 2010	(Decrease)
Current Assets	$3,250	$49,860	(93.48%	)
Current Liabilities	$6,817	$4,056	68.07%
Working Capital	$(3,567)	$45,804	(107.78%	)

Cash Flows

		Nine months Ended
		October 31, 2010
Net cash used in operations		$(40,978)
Net cash used in investing activities		$(7,816)
Net cash provided by financing activities	$	Nil
Decrease in Cash		$(48,794)

Our net cash used by operating activities for the nine months ended October 31, 2010 was $40,978. Our management believes that we will need additional funding in order to meet our operating expenses.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

Property and Equipment

Property and equipment consists of a vehicle which is recorded at cost. The vehicle is being depreciated on a straight-line basis over 6 years.

Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and related party payables. The Company believes that the recorded values of the Company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Earnings (Loss) Per Share

The company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At October 31, 2010, the company had no potentially dilutive securities outstanding.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. At October 31, 2010 the deferred tax asset related to the Company’s net operating loss carry forward has been fully reserved and no benefit has been recognized in the Company’s consolidated financial statements.

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

As at October 31, 2010, we had a working capital deficit of $3,567. Our company has not generated revenues and has accumulated losses of $46,740 since inception. Our auditors have issued a going concern opinion. We have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Additionally, our sole officer and director is unwilling to loan or advance any additional capital to us, except to prepare and file reports with the Securities and Exchange Commission, we will have to complete this offering in order to commence operations.

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

A significant component of our business strategy is the development of a market for the Gleamous products in Jamaica and the Caribbean. Due to the competitive nature of the retail industry, if we do not market the Gleamous tankless water heaters effectively we may fail to attract customers or achieve significant revenues. Promoting the Gleamous tankless water heaters will depend largely on the efforts of our marketing personnel and targeting the appropriate merchandising outlets. In order to be successful in this, we expect to incur substantial expenses in the next 12 months related to advertising and other marketing efforts. As of our quarter ended October 31, 2010 we did not have sufficient funds to carry out all our anticipated advertising and marketing efforts and there can be no assurance that we will be able to raise the required funds.

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

We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services including at least 3 part time consultants who will each focus on sales and marketing, business development and investor relations. However, competition for qualified skilled professionals is intense, and we may be unable to attract and retain such key personnel. Additionally, as of our quarter ended October 31, 2010, we did not have sufficient funds to hire any of these consultants and there can be no assurance that we will be able to secure the required financing. This could prevent us from achieving our goals or becoming profitable.

We may indemnify our directors and officers against liability to us and our stockholders, and such indemnification could increase our operating costs.

Our bylaws allow us to indemnify our directors and officers against claims associated with carrying out the duties of their offices. Our bylaws also allow us to reimburse them for the costs of certain legal defenses. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our directors, officers or control persons, we have been advised by the Securities and Exchange Commission that such indemnification is against public policy and is therefore unenforceable.

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

Although we are required to report our financial results in US dollars, a portion of our sales and operating costs may be denominated in Jamaican dollars. In addition, we are exposed to currency exchange risk on any of our assets that we denominate in Jamaican dollars. Since we present our financial statements in US dollars, any change in the value of the Jamaican dollar relative to the US dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of our Jamaican dollar assets into US dollars. Consequently, our reported earnings or losses could fluctuate materially as a result of foreign exchange translation gains or losses.

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

Because the Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

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

Our compliance with the Sarbanes-Oxley Act and Securities and Exchange Commission rules concerning internal controls will be time-consuming, difficult, and costly.

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

Under Section 404 of the Sarbanes-Oxley Act and current Securities and Exchange Commission regulations, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending January 31, 2011. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management’s time and attention from revenue-generating activities to compliance activities. While we expect to expend significant resources to complete this important project, we may not be able to achieve our objective on a timely basis.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PRISTINE SOLUTIONS INC.

Date: December 14, 2010	By: /s/ Christine Buchanan-McKenzie
Christine Buchanan-McKenzie
President, Chief Executive Officer, Secretary,
Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)