Form 10-K
period 2011-01-31
PRISTINE SOLUTIONS INC.
filed 2011-05-06
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-166487

PRISTINE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stettin Albert Town, Trelawny, Jamaica	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (876) 572-4681

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes[ ] No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[x] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2010 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

69,666,781 as of May 6, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms we", "us", "our" and "our company" mean Pristine Solutions Inc., and our wholly-owned subsidiary, Pristine Solutions Limited, a Jamaica company, unless otherwise indicated.

Corporate Overview

We were incorporated on December 8, 2009 under the laws of the State of Nevada. We have a wholly-owned subsidiary, Pristine Solutions Limited, incorporated under the laws of Jamaica. Our principal executive offices are located at Stettin Albert Town, Trelawny, Jamaica. Our telephone number is (876) 572-4681. Our fiscal year end is January 31.

Our Current Business

We are a start up, development stage company. We have only recently begun operations and we have relied upon the sale of our securities and proceeds from debt to fund those operations as we have only generated limited revenues from the sale of our products. We intend on developing a network of sales points for the sale and service of tankless water heaters in Jamaica. We aim to be the first tankless water heater company specializing in tankless-only products to enter the Jamaican market and the only company in the Jamaican market offering solar powered tankless water heater products.

On December 30, 2009, we entered into a distribution agreement with the manufacturer of the tankless hot water heaters which we hope to sell in Jamaica: Zhongshan Guangsheng Industry Co., Ltd., of China (“Zhongshan”). Zhongshan currently manufactures the tankless hot water heaters under the brand Gleamous Electric Appliances. Zhongshan is part of an international enterprise that also owns an R&D group, factory, and sales group and is looking to expand into other markets. Our management hopes that we can expand the Gleamous brand into the Jamaican market and the rest of the Caribbean. Pursuant to the terms of this agreement, we acquired 52 units of Zhongshan’s various Gleamous tankless water heaters of which we were required to purchase 50 within the first 6 months of the agreement. As consideration, we were granted the exclusive license to distribute the products within Jamaica. The term of the agreement was 1 year and may be terminated by either party with 30 days written notice.

On March 18, 2011 we entered into a new license agreement with Zhongshan for an additional six months. According to the terms of the agreement, the Company will purchase no less than 150 products within six months from the date of the agreement.

Products and Services

Tankless water-heaters, also called Instantaneous or Demand Water Heaters, provide hot water only as it is needed. Traditional storage water heaters produce standby energy losses that cost consumers money even when they are not being used. A tankless water heater is used only when there is a demand for hot water. With a sufficient amount of heaters attached to the hot water appliances in a customer’s home, our products could provide hot water for the entire household. However, the tankless water heaters we will initially be distributing, and which we list below, are not, on their own, capable of supplying sufficient hot water to meet an entire household’s hot water requirements. These heaters are intended for specific usage for one appliance which requires hot water.

The tankless water heater process is as follows:

1.	A hot water tap is opened.
2.	The water enters the heater.
3.	A water flow sensor detects the water flow.
4.	The computer automatically ignites the burner.
5.	The water circulates through the heat exchanger (coil).
6.	The heat exchanger instantly heats the water at the designated temperature (this takes only 5 seconds).
7.	The heater can provide you with endless hot water continuously so no more running out of hot water in the middle of a shower
8.	When the hot water tap is turned off, the unit shuts down automatically.

When a hot water tap is turned on, cold water travels through a pipe into the unit. In an electric tankless water heater, an electric element heats the water. In a traditional gas-fired tankless water heater a gas burner heats the water. As a result, tankless water heaters deliver a constant supply of hot water. Typically, tankless water heaters provide hot water at a rate of 2 – 5 gallons (7.6 – 15.2 liters) per minute. Typically, traditional gas-fired tankless water heaters will produce higher flow rates than electric tankless water heaters. However, some smaller tankless water heaters, such as the ones we will be offering initially, cannot supply enough hot water for simultaneous, multiple uses in large households.

For example, taking a shower and running the dishwasher at the same time can stretch a tankless water heater to its limit. To overcome this problem, one can install a “whole house” type tankless water heater or install two or more tankless water heaters, connected in parallel for simultaneous demands of hot water. One can also install separate tankless water heaters for appliances—such as a clothes washer or dishwasher—that use a lot of hot water in homes. Offering a “whole house” solution is not our current focus, but once we are better established, we hope to provide a “whole house” option to the residents of Jamaica. Initially, we anticipate offering the following 3 types of tankless water heaters:

DSK Series Instant Water-Heater

This series of tankless water heaters has proven to the most popular in other markets for Zhongshan, so we anticipate marketing this series most aggressively in Jamaica as well.

The features of the DSK series include:

  LED monitor displays the water heater’s working conditions

  ABS splash proof casing

  Stainless steel heater tank withstands rust and rupture.

  Stepless power regulation with the turning knob

  Function key for manual creepage test which makes the tank safer to use.

  Safety protection: protection against dry heating and overheating; ELCB test device to prevent electric leakage; Flow switch as safety device; Automatic malfunction checking.

DSL Series Fast Water-Heater

This is a premium series of water heaters which allows for quicker heating of water with higher water temperatures. We anticipate marketing this series to Jamaican customers, but do not anticipate this to be our highest selling product due to its premium price point.

The features of the DSL series include:

  Digital display screen; displaying the temperature of outlet water.

  Thermal cut-off protects heating element from damage

  Adjustable thermostat allows temperature adjustment from OFF to 95°C (Low- -High) with safety cut-out at 98°C

  Stainless steel heater tank withstands rust and rupture.

  Built-in ELCB; reliable test device to prevent electric leakage.

  Available for single point or multi-points of water supply.

  Unique design & splash proof casing.

  Automatic malfunction checking.

Kitchen Water-Heaters

This series of heaters is intended for kitchen use. The features of this series are as follows:

  LED monitor displays its working conditions

  ABS splash proof casing

  Stainless steel heater tank withstands rust and rupture.

  Easy to adjust water flow and temperature by turn of a knob.

  Instant generation of hot water

  Save space with compact & slim design, suit for use in Kitchen

  Safety protection: protection against dry heating and overheating; ELCB test device to prevent electric leakage; Flow switch as safety device; Automatic malfunction checking.

Market, Customers and Distribution Methods

We plan on testing the market first with the DSK series of products as they offer the Jamaican market the most competitively priced product. Conducting a test and market analysis will allow us to better understand our target markets and to better outline our marketing plan and sales strategies. Our initial plan and offering will be to market to residents, businesses, governments, contractors, builders, and related supply stores. This will also allow us to market and target to a larger audience and thus eliminate dependence on one or a few major customers.

In marketing our products, we anticipate relying on the following channels:

  Telephone solicitations – We anticipate hiring in-house sales representatives who will contact potential clients directly through the telephone. Our management believes that telephone solicitation will be an effective marketing tool in Jamaica for direct sales of our products.

  Direct mail – We anticipate also contacting potential customers through direct mail with advertising in the form of brochures and information leaflets. We may include coupons, direct sales offers, selecting the audience by name, and set whatever distribution schedule is most desirable, without being constrained by the publication or broadcast schedules of the major media.

  Direct marketing by sales representatives - Transportation vehicles will be utilized for the sole use of the sales representatives to visit potential customers at their homes. We believe that will allow for efficiency, smooth operation, and put us in direct contact with the clients and major decision-makers.

  Website – We expect to develop a website to act as a major source of information and sales. Use of the Internet is growing in Jamaica and more and more people are using it in place of the traditional methods to look for services and even to do their shopping.

  Traditional Advertising – Magazine and newspaper advertising is an effective way of reaching an audience that is interested in low-energy consumption products.

  Distribution Channels – We will attempt to enter into agreements with existing Jamaican retailers who have already established a clientele. Complementary product channels will be targeted such as plumbing stores, plumbing suppliers, building contractors, local and federal governments and bathroom accessory companies.

Once a tankless water heater is purchased by the consumer, we expect that the consumer will be able to install it by themselves as the installation process is a relatively simple one. However, we do plan on engaging employees who will be responsible to respond to technical questions and minor repairs of the equipment if we have sufficient funding to do so.

We provide a competitive warranty replacement and repair service for our products. Zhongshan will be responsible for all eventual costs of warranty repair or replacement, however in order to provide effective customer service we will incur the initial costs of these services and receive reimbursement from Zhongshan. It is possible that reimbursement from Zhongshan may be delayed or declined. If we are obligated to repair or replace any of our products, our operating costs could increase if the actual costs differ materially from our estimates, which could prevent us from becoming profitable.

Competition

We face competition from various traditional water heater retailers, but no companies are currently selling tankless water heaters. We believe this gives us a competitive advantage due to the inherent design of our product.

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

  establish our products’ competitive advantage with retailers and customers;

  develop a comprehensive marketing system; and

  increase our financial resources.

However, there can be no assurance that even if we do these things, we will be able to compete effectively with the other companies in our industry.

We believe that we will be able to compete effectively in our industry because of a competitive advantage offered by our product in terms of water consumption and energy use. We will attempt to inform our potential customers of these competitive advantages and establish a developed distribution network based on various marketing techniques and positive word of mouth advertising. We believe that our products have cost related competitive advantages over other products in the marketplace due to lower cost of acquisition and more efficient usage of energy. Conventional hot water tanks cost approximately $500 to $1,000 depending on size and features, while our products will be significantly less expensive. Additionally, given the on demand nature of our tankless water heaters, we believe that our customers will also be able to use energy more efficiently as the customers will not have to constantly heat water which they are not using as with conventional hot water heaters.

However, as we are a newly-established company, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Our products also have some inherent competitive weaknesses which may affect our ability to market them and generate sales. These are as follows:

1)	Our tankless water heaters are not sufficiently large to provide hot water supply for an entire household;
2)

Our end customer may experience an increase in their water and fuel bill due to the endless amount of hot water available as the fact that hot water is constantly available may encourage increased usage;

3)	There is a heating up period for our products during which hot water is not available; and
4)	It may take time to gain market acceptance for tankless products compared to the conventional hot water tanks.

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property. Our website is www.thepristinesolution.com

Research and Development

We did not incur any research and development expenses during the period from December 8, 2009 (inception) to January 31, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2012.

Compliance with Government Regulation

We are not aware of any government regulations which will have a material impact on our operations.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Subsidiaries

We have a wholly-owned subsidiary, Pristine Solutions Limited, incorporated under the laws of Jamaica.

Employees

As of May 6, 2011, we had no employees other than our sole director and officer who contributes approximately 50% of her time to our company.

We currently engage independent contractors in the areas of accounting and legal services. We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services including at least 3 part time consultants who will each focus on sales and marketing, business development and investor relations.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.	Risk Factors

Risks Related to Our Business

Investors may not be able to adequately evaluate our business due to our short operating history, lack of significant revenues and no customers. We may not be successful in developing a market for our products and the value of your investment could decline.

We are a development stage company with no substantial tangible assets in a highly competitive industry. We have limited operating history, customers and revenues. This makes it difficult to evaluate our future performance and prospects. Our Prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry, including the following factors:

  our business model and strategy are still evolving and are continually being reviewed and revised;
  we may not be able to raise the capital required to develop our initial client base and reputation; and
  we may not be able to successfully develop our planned products and services.

There is no assurance our future operations will be profitable. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of any investment in us will decline.

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

The loss of Christine Buchanan-Mckenzie, our President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director, would harm our business and decrease our ability to operate profitably.

We will rely heavily on Christine Buchanan-Mckenzie to conduct our operations and the loss of this individual could significantly disrupt our business. Virtually all material decisions concerning the conduct of our business are made or are significantly influenced by Christine Buchanan-Mckenzie. Although we have a management agreement with this individual, the agreement has a term of only 1 year and provides for early termination with notice. As such, she may resign from her positions with us at any time. While we believe that, in the future, we may be able to enter into executive services agreements with Christine Buchanan-Mckenzie, we cannot assure you that we will be able to enter into such agreements in the near future, if at all. Should we fail to enter into acceptable agreements with Christine Buchanan-Mckenzie, we may not be able to maintain the visibility in the industry that is necessary to maintain and extend our production, financing and distribution agreements which will lead to a loss of revenues and profitability.

We may not succeed in effectively marketing Gleamous tankless water heaters, which could prevent us from acquiring customers and achieving significant revenues.

A significant component of our business strategy is the development of a market for the Gleamous products in Jamaica and the Caribbean. Due to the competitive nature of the retail industry, if we do not market the Gleamous tankless water heaters effectively, we may fail to attract customers or achieve significant revenues. Promoting the Gleamous tankless water heaters will depend largely on the efforts of our marketing personnel and targeting the appropriate merchandising outlets. In order to be successful in this, we expect to incur substantial expenses in the next 12 months related to advertising and other marketing efforts. Currently, we do not have sufficient funds to carry out all our anticipated advertising and marketing efforts and there can be no assurance that we will be able to raise the required funds.

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

In addition, we may face competition from the supplier of our products may may illegally circumvent the distribution agreement we have with them, and decide to sell directly to consumers, either through physical retail outlets or through an online store.

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

As our business assets and our sole director and officer are located in Jamaica; investors may be limited in their ability to enforce US civil actions against our assets or our sole director and officer. You may not be able to receive compensation for damages to the value of your investment caused by wrongful actions by our director.

Our business assets are located in Jamaica and Christine Buchanan-Mckenzie, our sole director and officer, is a resident of Jamaica. Consequently, it may be difficult for United States investors to affect service of process upon our assets or our sole director or officer. It may also be difficult to realize upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Jamaica by a Jamaican court if the U.S. court in which the judgment was obtained did not have jurisdiction, as determined by the Jamaican court, in the matter. There is substantial doubt whether an original action could be brought successfully in Jamaica against any of our assets or our sole director or officer predicated solely upon such civil liabilities. You may not be able to recover damages as compensation for a decline in your investment.

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

We have implemented warranty coverage on our products based on our best estimate of what will be required to settle any product defect claims or issues. However, we may be forced to incur costs above this amount if our estimates are incorrect or if we, our suppliers or government regulators decide to recall a product or input because of a known or suspected performance issue, even if we are only required to participate voluntarily in the recall. Once we begin distributing our tankless water heaters, we may also incur liability related to any manufacturing defects that our products contain. If we are obligated to repair or replace any of our products, our operating costs could increase if the actual costs differ materially from our estimates, which could prevent us from becoming profitable.

Our success depends in part on our ability to attract and retain key skilled professionals, which we may not be able to do. Our failure to do so could prevent us from achieving our goals or becoming profitable.

We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services including at least three part time consultants who will each focus on sales and marketing, business development and investor relations. However, competition for qualified skilled professionals is intense, and we may be unable to attract and retain such key personnel. Additionally, as of May 6, 2011 we did not have sufficient funds to hire any of these consultants and there can be no assurance that we will be able to secure the required financing. This could prevent us from achieving our goals or becoming profitable.

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

Although we report our financial results in US dollars, a portion of our sales and operating costs may be denominated in Jamaican dollars. In addition, we are exposed to currency exchange risk on any of our assets that are denominated in Jamaican dollars. Since we present our financial statements in US dollars, any change in the value of the Jamaican dollar relative to the US dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of our Jamaican dollar transactions into US dollars. Consequently, our reported earnings or losses could fluctuate materially as a result of foreign exchange translation gains or losses.

We have only one supplier of the tankless water heaters we intend to distribute in our target market. If our agreement with our supplier is terminated, we may not be able to secure additional products and our ability to generate revenues may suffer.

On December 30, 2009, as amended on March 18, 2011, we entered into a distribution agreement with Zhongshan to acquire and distribute their Glameous line of tankless water heaters. The agreement with Zhongshan contains termination provisions and additionally, Zhongshan could unilaterally terminate their supply of product to us outside of the terms of the agreement. If this was to occur, we would be forced to find an alternative supplier of tankless water heaters. If we are not able to secure such supply, we may not have sufficient product to sell to our intended market and consequently, our ability to generate revenues may suffer.

Risks Related to the Ownership of Our Stock

The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Given our lack of significant revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of $470,000 for the next 12 months, which will require us to issue additional equity securities or incur additional debt. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a return on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any return on your investment will need to result from an appreciation in the price of our common stock. Therefore, there will be fewer ways in which you are able to make a return on your investment.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement from you prior to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

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

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2.	Properties

Executive Offices

Our principal offices are located at Stettin Albert Town, Trelawny, Jamaica. Our telephone number at our principal office is 876.572.4681. Our office space is provided to us at no cost by our president.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the Symbol "PRTN". Our common stock was listed for quotation on February 3, 2011. Since the listing of our common stock for trading, there have been no trades or bid prices.

As of May 6, 2011, there were approximately 37 holders of record of our common stock. As of such date, 69,666,781 common shares were issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2011 that were not otherwise disclosed in our registration statement on Form S-1, quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2011.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2011.

Item 6.	Selected Financial Data

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended January 31, 2011 and the period ended January 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 12 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Cash Requirements

We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months will be approximately $470,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Expenses ($)
Legal and accounting fees	80,000
Product acquisition, testing and servicing costs	80,000
Marketing and advertising	75,000
Investor relations and capital raising	20,000
Management and operating costs	40,000
Salaries and consulting fees	50,000
Fixed asset purchases for distribution centers	60,000
General and administrative expenses	65,000
Total	$470,000

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

If we are able to raise the required funds to fully implement our business plan, we plan to implement the below business actions in the order provided below. If we are not able to raise all required funds, we will prioritize our corporate activities as chronologically laid out below because the activity which needs to be undertaken in the initial months is prerequisite for future operations. We anticipate that the implementation of our business will occur as follows:

February 2011 to January 2012

  Website has been designed and now the company will design and have a shopping cart added to it for online sales.
  Complete the printing of the marketing materials
  Market products to large retailers and distributors
  Testing of the units have been successful, and additional purchase orders will be placed from Zhongshan, the manufacturer
  Review opportunities for establishment of retail locations
  Attend trade shows
  Market products to hotels and resorts
  Hire personnel to market and service our products
  Purchase additional assets such as additional delivery vehicles, that can be used to service and market different regions.
  Raise additional capital for inventory and marketing

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officer and director). We do and will continue to outsource contract employment as needed.

We currently engage independent contractors in the areas of accounting and legal services. We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services, including at least 3 part time consultants who will each focus on sales and marketing, business development and investor relations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been through the subscription and issuance of common stock, although we have also utilized a loan and advances from related parties.

Results of Operations for the Years Ended January 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended January 31, 2011 and the period ended January 31, 2010.

Our operating results for the periods ended January 31, 2011 and 2010 are summarized as follows:

	Period Ended
	January 31
	2011		2010

Revenue	$3,674	$	Nil
Cost of Goods Sold	$1,207	$	Nil
Total Operating Expenses	$48,903		$4,696
Net Loss	$(46,436)		$(4,696)

Revenues and Cost of Goods Sold

We earned revenues of $3,674 during the year ended January 31, 2011 from the sale of 27 tankless water heaters, compared to $Nil for the period ended January 31, 2010. We incurred cost of goods sold of $1,207 during the year ended January 31, 2011 from the sale of 27 tankless water heaters, compared to $Nil for the period ended January 31, 2010.

Operating Expenses

Our operating expenses for the year ended January 31, 2011 and the period ended January 31, 2010 are outlined in the table below:

	Period Ended
	January 31
	2011		2010
Foreign exchange loss	$108		$633
Depreciation and amortization	$814	$	Nil
Selling, general and administrative	$47,981		$4,063

The increase in operating expenses for the year ended January 31, 2011, compared to the same period in fiscal 2010, was mainly to an increase in selling, general and administrative expenses in connection with the implementation of our business plan and an increase in legal and accounting fees connected with the filing of our Registration Statement on Form S-1.

Liquidity and Financial Condition

As of January 31, 2011, our total current assets were $5,578 and our total current liabilities were $13,212 resulting in a working capital deficit of $7,634. We had a net loss of $46,436 for the year ended January 31, 2011, and $51,132 for the period from December 8, 2009 (date of inception) to January 31, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through private placement of equity and loan transactions.

Cash Flows	Period Ended
	January 31,
	2011		2010

Net Cash Used in Operating Activities	$(50,486)		$(640)
Net Cash Used in Investing Activities	$(7,816)	$	Nil
Net Cash Provided from Financing Activities	$9,985		$50,500
Increase (Decrease) In Cash	$(48,317)		$49,860

We had cash in the amount of $1,543 as of January 31, 2011 as compared to $49,860 as of January 31, 2010. We had a working capital deficit of $7,634 as of January 31, 2011 compared to working capital surplus of $45,804 as of January 31, 2010.

Future Financings

We will require additional funds to implement our growth strategy in our new business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes our company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing and the attainment of profitable operations. As of January 31, 2011, our company has incurred losses totaling $51,132 since inception, and has not yet generated significant revenue from operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern.

If we are able to raise additional funds and our operations and cash flow improve, management believes that we will be able to continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity. The uncertainty regarding our ability to continue as a going concern will cease when our revenues have reached a level able to sustain our business operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents.

Principal of Consolidation

The consolidated financial statements include the accounts of Pristine Solutions Inc. and its 100% owned subsidiary, Pristine Solutions Limited, a Jamaica company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventory

Inventories, consisting of electric instant water heaters, are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of January 31, 2011, an allowance of $0 was recognized to mark the Company’s inventory to the lower of cost or market.

Property and Equipment

Property and equipment consists of a vehicle which is recorded at cost. The vehicle is being depreciated on a straight-line basis over 6 years.

Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, note payable and related party payable. The Company believes that the recorded values of the Company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended January 31, 2011 and 2010. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the periods ended January 31, 2011 and 2010.

Product Warranty

The Company provides a one year warranty on all products sold. The Company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturer’s past experience. Spare parts equal to 1% of each order are provided to the Company free of charge from the manufacturer. During the year ended January 31, 2011, the Company recognized $73 (2010 - $nil) of warranty expenses in accrued liabilities and cost of goods sold. The Company did not have any warranty claims during the periods ended January 31, 2011 and 2010. The Company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

The Company’s warranty accrual is based on the Company’s best estimates of product failure rates and unit costs to repair. However, the Company plans to release new products. As a result, it is at least reasonably possible that products could be released with certain unknown quality and/or design problems. Such an occurrence could result in materially higher than expected warranty and related costs, which could have a materially adverse effect on the Company’s results of operations and financial condition.

Shipping and Handling Activities

Shipping and handling costs of approximately $1,600 in 2011 and $nil in 2010 are included in selling, general and administrative expenses.

Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At January 31, 2011 and 2010, the Company had no potentially dilutive securities outstanding.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at January 31, 2011 and 2010, the Company has no items that represent a comprehensive income or loss and, therefore, has not included a schedule of such in the consolidated financial statements.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. At January 31, 2011 and 2010, the deferred tax asset related to the Company’s net operating loss carry forward has been fully reserved and no benefit has been recognized in the Company’s consolidated financial statements.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on their financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Financial Statements
January 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Pristine Solutions Inc.
(A Development Stage Company)
Trelawny, Jamaica

We have audited the accompanying consolidated balance sheets of Pristine Solutions Inc. (a Development Stage Company) (the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the periods from December 8, 2009 (Date of Inception) to January 31, 2010 and to January 31, 2011, respectively. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Pristine Solutions Inc. as of January 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the year ended January 31, 2011and for the periods from December 8, 2009 (Date of Inception) to January 31, 2010 and January 31, 2011, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Pristine Solutions Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Pristine Solutions Inc. has incurred losses totaling $51,132 since inception, and has not yet generated significant revenue from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
May 3, 2011

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	January 31,	January 31,
	2011	2010

ASSETS
Current Assets
Cash	$1,543	$49,860
Accounts receivable	2,985	–
Inventory	1,050	–
Total Current Assets	5,578	49,860
Property and equipment, net of accumulated depreciation of $814 and $Nil	7,002	–
Total Assets	$12,580	$49,860

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,172	$2,991
Note payable (Note 6)	9,985	–
Related party payable (Note 3)	2,055	1,065
Total Current Liabilities	13,212	4,056

Contingencies and Commitments (Note 4)	–	–
Stockholders’ Equity (Deficit)
Preferred stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.0001 par value; 69,666,781 shares issued and outstanding	6,967	6,967
Additional paid-in capital	43,533	43,533
Deficit accumulated during the development stage	(51,132)	(4,696)
Total Stockholders’ Equity (Deficit)	(632)	45,804
Total Liabilities and Stockholders’ Equity (Deficit)	$12,580	$49,860

The accompanying notes are an integral part of these consolidated financial statements

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the	From	From
	Year	December 8, 2009	December 8, 2009
	Ended	(Date of Inception)	(Date of Inception)
	January 31,	to January 31,	to January 31,
	2011	2010	2011

Sales	$3,674	$–	$3,674
Cost of Goods Sold	(1,207)	–	(1,207)
Gross Margin	2,467	–	2,467

Operating Expenses
Foreign exchange loss	108	633	741
Depreciation and amortization	814	–	814
Selling, general and administrative	47,981	4,063	52,044
Total Operating Expenses	(48,903)	(4,696)	(53,599)
Net Loss	$(46,436)	$(4,696)	$(51,132)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	-

Weighted Average Shares Outstanding – Basic and Diluted	69,666,781	41,098,770	-

The accompanying notes are an integral part of these consolidated financial statements

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the	From	From
	Year	December 8, 2009	December 8, 2009
	Ended	(Date of Inception) to	(Date of Inception) to
	January 31,	January 31,	January 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(46,436)	$(4,696)	$(51,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	814	–	814
Changes in operating assets and liabilities:
Accounts receivable	(2,985)	–	(2,985)
Inventory	(1,050)	–	(1,050)
Accounts payable and accrued liabilities	(1,819)	2,991	1,172
Related party payable	990	1,065	2,055
Net Cash Used in Operating Activities	(50,486)	(640)	(51,126)
Cash Flows from Investing Activities
Purchase of property and equipment	(7,816)	–	(7,816)
Net Cash Used in Investing Activities	(7,816)	–	(7,816)
Cash Flows from Financing Activities
Proceeds from note payable	9,985	–	9,985
Proceeds from the issuance of common stock	–	50,500	50,500
Net Cash Provided by Financing Activities	9,985	50,500	60,485
(Decrease) Increase in Cash	(48,317)	49,860	1,543
Cash - Beginning of Period	49,860	–	–
Cash - End of Period	$1,543	$49,860	$1,543
Supplementary Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From December 8, 2009 (Date of Inception) to January 31, 2011

				Deficit
				Accumulated
			Additional	During the
	Common		Paid-in	Development
	Stock	Amount	Capital	Stage	Total
Balance – December 8, 2009 (Date of Inception)	–	$–	$–	$–	$–
Issue of common stock at $0.00015 per share	40,000,000	4,000	2,000	–	6,000
Issue of common stock at $0.0015 per share	29,666,781	2,967	41,533	–	44,500
Net loss	–	–	–	(4,696)	(4,696)
Balance – January 31, 2010	69,666,781	$6,967	$43,533	$(4,696)	$45,804
Net loss	–	–	–	(46,436)	(46,436)
Balance – January 31, 2011	69,666,781	$6,967	$43,533	$(51,132)	$(632)

The accompanying notes are an integral part of these consolidated financial statements

Pristine Solutions Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.	Nature of Business and Continuance of Operations

Pristine Solutions Inc., (the “Company”) was incorporated in the State of Nevada on December 8, 2009. The Company’s principal business is the sale and distribution of electric instant water heaters in Jamaica.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing and the attainment of profitable operations. As of January 31, 2011, the Company has incurred losses totaling $51,132 since inception, and has not yet generated significant revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

If the company can secure additional financing and the Company’s operations and cash flows improve, management believes that the Company will be able to continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in the Company’s liquidity. The uncertainty regarding the Company’s ability to continue as a going concern will cease when the Company’s revenues have reached a level able to sustain the Company’s business operations.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is January 31.

	b)	Principals of Consolidation

The consolidated financial statements include the accounts of Pristine Solutions Inc. and its 100% owned subsidiary, Pristine Solutions Limited, a Jamaica company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash equivalents.

Pristine Solutions Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

e)	Receivables

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $Nil and $Nil at January 31, 2010, and January 31, 2011, respectively.

f)	Inventory

Inventories, consisting of electric instant water heaters, are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of January 31, 2011, an allowance of $0 was recognized to mark the Company’s inventory to the lower of cost or market.

g)	Property and Equipment

Property and equipment consists of a vehicle which is recorded at cost. The vehicle is being depreciated on a straight-line basis over 6 years.

h)	Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, note payable and related party payable. The Company believes that the recorded values of the Company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

i)	Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended January 31, 2011 and 2010. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the periods ended January 31, 2011 and 2010.

j)	Product Warranty

The Company provides a one year warranty on all products sold. The Company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturer’s past experience. Spare parts equal to 1% of each order are provided to the Company free of charge from the manufacturer. During the year ended January 31, 2011, the Company recognized $73 (2010 - $nil) of warranty expenses in accrued liabilities and cost of goods sold. The Company did not have any warranty claims during the periods ended January 31, 2011 and 2010. The Company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

The Company’s warranty accrual is based on the Company’s best estimates of product failure rates and unit costs to repair. However, the Company plans to release new products. As a result, it is at least reasonably possible that products could be released with certain unknown quality and/or design problems. Such an occurrence could result in materially higher than expected warranty and related costs, which could have a materially adverse effect on the Company’s results of operations and financial condition.

Pristine Solutions Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

k)	Shipping and Handling Activities

Shipping and handling costs of approximately $1,600 in 2011 and $nil in 2010 are included in selling, general and administrative expenses.

l)	Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At January 31, 2011 and 2010,, the Company had no potentially dilutive securities outstanding.

m)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at January 31, 2011 and 2010, the Company has no items that represent a comprehensive income or loss and, therefore, has not included a schedule of such in the consolidated financial statements.

n)	Foreign Currency Translation

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

o)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. At January 31, 2011 and 2010, the deferred tax asset related to the Company’s net operating loss carry forward has been fully reserved and no benefit has been recognized in the Company’s consolidated financial statements.

p)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on their financial position or results of operations upon adoption.

Pristine Solutions Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

3.	Related Party Transactions

a)

Office services and office space are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

b)

On January 1, 2010, the Company entered into a one year consulting contract with the Company’s sole officer and director. The monthly compensation is $500 per month. During the year ended January 31, 2011, the Company incurred $5,500 of consulting fees. As of January 31, 2011, the contract has not been renewed.

c)

As of January 31, 2011, the Company owes the sole officer and director of the Company $2,055 (2010 - $1,065) for expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms. The amount is accrued as a related party payable in the accompanying consolidated balance sheets.

4.	Commitments

On December 30, 2009, the Company entered into a license agreement to sell and distribute electric instant water heaters in Jamaica. According to the terms of the agreement, the Company was required to purchase no less than 50 products within six months of the agreement date. As of January 31, 2011, 52 units of water heaters had been ordered and received by the Company and full payment had been made on the units. The agreement was effective for an initial period of one year and could be extended for a further period by either party if written notice was given 30 days prior to the expiration date. On March 18, 2011 a new license agreement was entered into (refer to Note 7 Subsequent Events).

5.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 15%. Additionally, the Company’s subsidiary is subject to income taxes in Jamaica (Jamaican corporations pay income tax on their net income at the flat rate of 33 1/3%; however, non-trading income, such as interest, is generally taxed on the receipts basis). Jamaica has a tax treaty with the United States under which it seeks to ensure as far as possible that the tax burden in Jamaica will be no greater than in the corporation’s country of residence. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	January 31,	January 31,
	2011	2010
Income tax benefit computed at the statutory rate	$6,965	$704
Temporary difference – non-deductible amortization	107	(516)
Change in valuation allowance	(7,072)	(188)

Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities as at January 31, 2011, after applying enacted corporate income tax rates, are as follows:

	January 31,	January 31,
	2011	2010
Deferred income tax assets
Net operating losses	$7,260	$188
Valuation allowance	(7,260)	(188)

Net deferred income tax assets	$–	$–

The Company has net operating loss carryforwards that will expire commencing in 2030.

Pristine Solutions Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

6.	Note payable

As of January 31, 2011, the Company owes an unrelated third party $9,985 (2010 - $Nil) for a note payable dated December 21, 2010. The note payable is unsecured, non-interest bearing, and has no specified repayment terms.

7.	Subsequent Events

On March 18, 2011, the Company entered into a new license agreement to exclusively sell and distribute electric instant water heaters in Jamaica with the supplier referred to in Note 4 for a period of six months from the date of the new agreement. According to the terms of the agreement, the Company is required to purchase no less than 150 units within six months. The Company is required to make full payment to the supplier before production of the 150 units will begin.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of January 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended January 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Christine Buchanan- McKenzie	President, Chief Financial Officer, Secretary and Director	31	December 8, 2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Christine Buchanan-McKenzie, President, Chief Financial Officer, Secretary and Director

Christine Buchanan-McKenzie has served as our President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director since our inception on December 8, 2009. Ms. Buchanan completed her degree in Management Studies BSC with Honors in 2007 at the University of the West Indies. From October 2001 to the present, she has been working at St. Ann’s Bay Hospital in St. Ann, Jamaica as a Medical Technologist. She has also invested and took a management role in Xclusive Supplies Store, located in Albert Town Trelawny, Jamaica. Ms. Buchanan’s experience as a manager of a retail store in Jamaica led her to establish our company and take on the role as our director.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Conflicts of Interest

Our director is not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

  the corporation could financially undertake the opportunity;
  the opportunity is within the corporation’s line of business; and
  it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Committees of the Board

All proceedings of our sole director were conducted by resolutions consented to in writing by the director and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the director entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our sole director.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The sole director believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our director assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our sole director has determined that our director does not qualify as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by sole director.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2011 and 2010; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Christine Buchanan- McKenzie(1) President, Chief Financial Officer and Secretary	2011 2010	5,500 500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	5,500 500

(1)	Ms. Buchanan-McKenzie was appointed president, chief financial officer and secretary on December 8, 2009.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

On January 1, 2010 we entered into an agreement pursuant to which Ms. Christine Buchanan-McKenzie has agreed to serve as our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer. In exchange for the provision of services customary to those positions, we have agreed to pay Ms. Buchanan $500 per month. This agreement terminated on January 1, 2011. We do not currently have an agreement with Ms. Buchanan-McKenzie.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended January 31, 2011 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2011.

Option Exercises

During our Fiscal year ended January 31, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 6, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Christine Buchanan-McKenzie Stettin Albert Town, Trelawny, Jamaica	40,000,000 Common	57.42%
Directors and Executive Officers as a Group	40,000,000 Common	57.42%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 4, 2011. As of May 6, 2011, there were 69,666,781 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with one directors, consisting of Christine Buchanan-McKenzie. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our sole director and officer acts in such capacities. We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our sole director does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the sole director. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2011 and for the fiscal year ended January 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2011 $	January 31, 2010 $
Audit Fees	11,000	6,000
Audit Related Fees	nil	nil
Tax Fees	nil	nil
All Other Fees	nil	nil
Total	11,000	6,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Exhibit Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference to our registration statement on Form S-1filed on May 4, 2010)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (incorporated by reference to our registration statement on Form S-1filed on May 4, 2010)

3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference to our registration statement on Form S- 1filed on May 4, 2010)
(10)	Material Contracts
10.1	Consulting Agreement with Christine Buchanan-McKenzie (incorporated by reference to our registration statement on Form S-1filed on May 4, 2010)
10.2	License Agreement with Zhongshan Guangsheng Industry Co., Ltd. (incorporated by reference to our registration statement on Form S-1filed on May 4, 2010)
(21)	List of Subsidiaries (2)
21.1	Pristine Solutions Limited, incorporated under the laws of Jamaica
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(31)	302 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRISTINE SOLUTIONS INC.
(Registrant)

Dated: May 6, 2011	/s/ Christine Buchanan-McKenzie
Christine Buchanan-McKenzie
President, Chief Executive Officer, Chief
Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 6, 2011	/s/ Christine Buchanan-McKenzie
Christine Buchanan-McKenzie
President, Chief Executive Officer, Chief
Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)