Form 10-Q
period 2011-04-30
PRISTINE SOLUTIONS INC.
filed 2011-06-20
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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
69,666,781 common shares issued and outstanding as of June 20, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Financial Statements
April 30, 2011

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
	2011	2011

ASSETS
Current Assets
Cash	$4,369	$1,543
Accounts receivable	1,867	2,985
Inventory	672	1,050
Total Current Assets	6,908	5,578
Property and equipment, net of accumulated depreciation of $1,140 and $814, respectively	6,676	7,002
Total Assets	$13,584	$12,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$520	$1,172
Loans payable (Note 4)	22,860	9,985
Related party payables (Note 3)	2,070	2,055
Total Current Liabilities	25,450	13,212

Contingencies and Commitments (Note 5)	-	-
Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.0001 par value; 69,666,781 shares issued and outstanding	6,967	6,967
Additional paid-in capital	43,533	43,533
Deficit accumulated during the development stage	(62,366)	(51,132)
Total Stockholders’ Deficit	(11,866)	(632)
Total Liabilities and Stockholders’ Deficit	$13,584	$12,580

The accompanying notes are an integral part of these consolidated financial statements

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From
	For the	For the	December 8, 2009
	Three months	Three months	(Date of
	Ended	Ended	Inception)
	April 30,	April 30,	to April 30,
	2011	2010	2011

Sales	$1,197	$–	$4,871
Cost of Goods Sold	(402)	–	(1,609)
Gross Margin	795	–	3,262

Operating Expenses
Foreign exchange loss (gain)	567	(1,554)	1,308
Depreciation and amortization	326	–	1,140
General and administrative	11,136	18,515	63,180
Total Operating Expenses	12,029	16,961	65,628
Net Loss	$(11,234)	$(16,961)	$(62,366)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	69,666,781	69,666,781

The accompanying notes are an integral part of these consolidated financial statements

Pristine Solutions Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From
	For the	For the	December 8, 2009
	Three months	Three months	(Date of
	Ended	Ended	Inception) to
	April 30,	April 30,	April 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(11,234)	$(16,961)	$(62,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326	–	1,140
Changes in operating assets and liabilities:
Prepaid expenses	–	(5,184)	–
Accounts receivable	1,118	–	(1,867)
Inventory	378	–	(672)
Accounts payable and accrued liabilities	(652)	(717)	520
Related party payable	15	(391)	2,070
Net Cash Used in Operating Activities	(10,049)	(23,253)	(61,175)
Cash Flows from Investing Activities
Purchase of property and equipment	–	–	(7,816)
Net Cash Used in Investing Activities	–	–	(7,816)
Cash Flows from Financing Activities
Proceeds from note payable	12,875	–	22,860
Proceeds from the issuance of common stock	–	–	50,500
Net Cash Provided by Financing Activities	12,875	–	73,360
Increase (Decrease) in Cash	2,826	(23,253)	4,369
Cash - Beginning of Period	1,543	49,860	–
Cash - End of Period	$4,369	$26,607	$4,369
Supplementary Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

Pristine Solutions Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Nature of Business and Continuance of Operations

Pristine Solutions Inc., (the “Company”) was incorporated in the State of Nevada on December 8, 2009. The Company’s principal business is the sale and distribution of electric instant water heaters in Jamaica.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing and the attainment of profitable operations. As of April 30, 2011, the Company has incurred losses totaling $62,366 since inception, and has not yet generated a sufficient amount of revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $Nil and $Nil at April 30, 2011, and January 31, 2011, respectively.

	f)	Inventory

Inventories, consisting of electric water heaters, are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of April 30, 2011, and January 31, 2011, respectively, an allowance of $Nil and $Nil was recognized to mark the Company’s inventory to the lower of cost or market.

	g)	Property and Equipment

Property and equipment consists of a vehicle which is recorded at cost. The vehicle is being depreciated on a straight-line basis over 6 years.

Pristine Solutions Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudtied)

2.	Summary of Significant Accounting Policies (continued)

	h)	Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, note payable and related party payables. The Company believes that the recorded values of the Company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended April 30, 2011 and 2010. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the periods ended April 30, 2011 and 2010.

	j)	Product Warranty

The Company provides a one year warranty on all products sold. The Company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturer’s past experience. Spare parts equal to 1% of each order are provided to the Company free of charge from the manufacturer. During the three months ended April 30, 2011, the Company recognized $24 (2010 - $nil) of warranty expenses in accrued liabilities and cost of goods sold. The Company did not have any warranty claims during the periods ended April 30, 2011 and 2010. The Company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

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

	k)	Shipping and Handling Activities

Shipping and handling costs of approximately $nil during the three months ended April 30, 2011 (2010 - $nil) are included in selling, general and administrative expenses.

	l)	Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At April 30, 2011, the Company had no potentially dilutive securities outstanding.

	m)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at April 30, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of such in the consolidated financial statements.

Pristine Solutions Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Foreign Currency Translation

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. At April 30, 2011 the deferred tax asset related to the Company’s net operating loss carry forward has been fully reserved and no benefit has been recognized in the Company’s consolidated financial statements.

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

	b)	As of April 30, 2011, the Company owes the sole director of the Company $2,070 (January 31, 2011 - $2,055) for expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms. The amount is accrued as a related party payable in the accompanying consolidated balance sheets.
4.	Loans payable

	a)	As of April 30, 2011, the Company owes an unrelated third party $10,566 (January 31, 2011 - $9,985) for a note payable dated December 21, 2010. The note payable is unsecured, non-interest bearing, and has no specified repayment terms.

	b)	As of April 30, 2011, the Company is indebted to an unrelated third party for $12,294. This loan is non-interest bearing and is due on demand.

5.	Commitments

On December 30, 2009, the Company entered into a license agreement to sell and distribute electric instant water heaters in Jamaica. According to the terms of the agreement, the Company was required to purchase no less than 50 products within six months of the agreement date. As of April 30, 2011, 52 units of water heaters had been ordered and received by the Company and full payment had been made on the units. The agreement was effective for an initial period of one year and could be extended for a further period by either party if written notice was given 30 days prior to the expiration date. On March 18, 2011 the Company extended the term of the license agreement for an additional six months. According to the terms of the agreement, the Company is required to purchase no less than 150 products within six months. The Company is required to make full payment to the supplier before production of the 150 units will begin. To date there have been no payments made to the supplier for the production of the 150 units.

6.	Subsequent Events

In accordance with ASC 855-10, the Company’s management reviewed all material events through the issuance date of this report and there are no material subsequent events to report.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

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

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Pristine Solutions Inc., and our subsidiary Pristine Solutions Limited, a Jamaica corporation, unless otherwise indicated.

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

As of April 30, 2011, 52 units of water heaters had been ordered and received by our company and full payment had been made on the units. The agreement was effective for an initial period of one year and could be extended for a further period by either party if written notice was given 30 days prior to the expiration date. On March 18, 2011 we extended the term of the license agreement for an additional six months. According to the terms of the agreement, our company is required to purchase no less than 150 products within six months. Our company is required to make full payment to the supplier before production of the 150 units will begin. As of the date of this filing, we have not met the terms of this agreement.

Employees

As of April 30, 2011, we have 3 employees as we have hired two full-time commissioned sales staff to market, sell and install our tankless hot water tanks and the third employee is our sole director and officer, who contributes approximately 50% of her time to our company.

We currently engage independent contractors in the areas of accounting and legal services. We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services including at least 3 part time consultants who will each focus on sales and marketing, business development and investor relations.

Purchase of Significant Equipment

We anticipate spending approximately $60,000 on the purchase of tankless water heaters under our distribution agreement with Zhongshan during the next 12 months. Pursuant to the terms of the agreement, after confirmation of the order, our company shall arrange 30% deposit prior to production in favor of Zhongshan within the time stipulated in the relevant sales confirmation, with 70% balance paid against delivery notice before the delivery of the order.

Personnel Plan

Other than as stated above, we do not anticipate any significant changes in the number of employees during the next 12 months. However, if we are successful with obtaining any purchase orders from our targeted wholesalers and distributors, then we will hire part time employees to act as after sales and service representatives of our company, and we will also hire additional full-time commission oriented sales representatives to obtain additional purchase orders for our company. The numbers of employees to be hired are uncertain and will depend on the success and size of the initial purchase order.

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

Description	Estimated	Estimated
	Completion	Expenses
	Date	($)
Legal and accounting fees	12 months	80,000
Product acquisition, testing and servicing costs	12 months	80,000
Marketing and advertising	12 months	75,000
Investor relations and capital raising	12 months	20,000
Management and operating costs	12 months	40,000
Salaries and consulting fees	12 months	50,000
Fixed asset purchases for distribution centers	12 months	60,000
General and administrative expenses	12 months	65,000
Total		$470,000

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

July 2011 to April 2012

  Completion of a shopping cart to be added to our website for online sales.
  Market products to large retailers and distributors.
  Testing of the units have been successful, and purchase additional units from Zhongshan, the manufacturer.
  Review opportunities for establishment of retail locations.
  Attend trade shows.
  Market products to hotels and resorts.
  Purchase additional assets such as additional delivery vehicles, that can be used to service and market different regions.
  Raise additional capital for anticipated cash requirements (see table above).

Results of Operations

Three months ended April 30, 2011 and 2010.

	Three months		Three months
	ended		ended
	April 30, 2011		April 30, 2010
Revenue	$1,197	$	Nil
Cost of Goods Sold	$402		Nil
Operating Expenses	$12,029		$16,961
Net Loss	$(11,234)		$(16,961)

Expenses

Our operating expenses for the three months period ended April 30, 2011 and 2010 are outlined in the table below:

	Three months		Three months
	ended		ended
	April 30, 2011		April 30, 2010
Foreign exchange (gain) loss	$567		$(1,554)
Depreciation and amortization	$326	$	Nil
General and administrative	$11,136		$18,515

Revenue

We had revenues of $1,197 in the three month period ended April 30, 2011 compared with $Nil revenue for the three month period ended April 30, 2011.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase/
	April 30, 2011	January 31, 2011	(Decrease)
Current Assets	$6,908	$5,578	23.84%
Current Liabilities	$25,450	$13,212	92.63%
Working Capital Deficit	$(18,542)	$(7,634)	142.89%

Cash Flows

		Three months Ended		Three months Ended
		April 30, 2011		April 30, 2010
Net cash used in operations		$(10,049)		$(23,253)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$12,875	$	Nil
Increase/(decrease) in Cash		$2,826		$(23,253)

Our net cash used by operating activities for the three months ended April 30, 2011 was $10,049 compared to $23,253 for the three months ended April 30, 2010.

Our net cash used by investing activities for the three months ended April 30, 2011 was $Nil compared to $Nil for the three months ended April 30, 2010.

Our net cash provided by financing activities for the three months ended April 30, 2011 was $12,875 compared to $Nil for the three months ended April 30, 2010.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to long-lived assets and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Receivables

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $Nil and $Nil at April 30, 2011, and January 31, 2011, respectively.

Inventory

Inventories, consisting of electric water heaters, are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of April 30, 2011, and January 31, 2011, respectively, an allowance of of $Nil and $Nil was recognized to mark the Company’s inventory to the lower of cost or market.

Property and Equipment

Property and equipment consists of a vehicle which is recorded at cost. The vehicle is being depreciated on a straight-line basis over 6 years.

Financial Instruments

Our company’s financial instruments consist principally of cash, accounts receivable, accounts payable, note payable and related party payables. Our company believes that the recorded values of our company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our company’s operations are in the United States and Jamaica, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended April 30, 2011 and 2010. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the periods ended April 30, 2011 and 2010.

Product Warranty

Our company provides a one year warranty on all products sold. Our company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturer’s past experience. Spare parts equal to 1% of each order are provided to our company free of charge from the manufacturer. During the three months ended April 30, 2011, our company recognized $24 (2010 - $nil) of warranty expenses in accrued liabilities and cost of goods sold. Our company did not have any warranty claims during the periods ended April 30, 2011 and 2010. Our company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

Our company’s warranty accrual is based on our company’s best estimates of product failure rates and unit costs to repair. However, our company plans to release new products. As a result, it is at least reasonably possible that products could be released with certain unknown quality and/or design problems. Such an occurrence could result in materially higher than expected warranty and related costs, which could have a materially adverse effect on our company’s results of operations and financial condition.

Earnings (Loss) Per Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At April 30, 2011, our company had no potentially dilutive securities outstanding.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. At April 30, 2011 the deferred tax asset related to the Company’s net operating loss carry forward has been fully reserved and no benefit has been recognized in the Company’s consolidated financial statements.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on their financial position or results of operations.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this quarterly report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business

Our auditors have issued a going concern opinion and because our sole officer and director will not loan any additional money to us.

As at April 30, 2011, we had a working capital deficit of $18,542. Our company has not generated sufficient revenues and has accumulated losses of $62,366 since inception. Our auditors have issued a going concern opinion. We have not generated any significant revenues and do not anticipate any significant revenue until we complete the development of our website, source out purveyors of services for products to sell and source out a significant nu number of clients to buy our products. Accordingly, these factors raise substantial doubt that we can continue as a going concern for the next twelve months. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Additionally, our sole officer and director is unwilling to loan or advance any additional capital to us, except to prepare and file reports with the Securities and Exchange Commission.

Investors may not be able to adequately evaluate our business due to our short operating history and lack of significant revenues. We may not be successful in developing a market for our products and the value of your investment could decline.

We are a development stage company with small tangible assets in a highly competitive industry. We have little operating history, minimal number of customers and no significant revenues. This makes it difficult to evaluate our future performance and prospects. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry, including the following factors:

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

The loss of Christine Buchanan-McKenzie, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director would harm our business and decrease our ability to operate profitably.

We will rely heavily on Christine Buchanan-McKenzie to conduct our operations and the loss of this individual could significantly disrupt our business. Virtually all material decisions concerning the conduct of our business are made or are significantly influenced by Christine Buchanan-McKenzie. Although we had a management agreement with this individual, the agreement expired on January 1, 2011. Christine Buchanan-McKenzie continues to conduct the operations of our company. As such, she may resign from her positions with us at any time. While we believe that we may be able to enter into executive services agreements with Christine Buchanan-McKenzie, we cannot assure you that we will be able to enter into such agreements in the near future, if at all. Should we fail to enter into acceptable agreements with Christine Buchanan-McKenzie, we may not be able to maintain the visibility in the industry that is necessary to maintain and extend our production, financing and distribution agreements which will lead to a loss of revenues and profitability.

We may not succeed in effectively marketing Gleamous tankless water heaters, which could prevent us from acquiring customers and achieving significant revenues.

A significant component of our business strategy is the development of a market for the Gleamous products in Jamaica and the Caribbean. Due to the competitive nature of the retail industry, if we do not market the Gleamous tankless water heaters effectively we may fail to attract customers or achieve significant revenues. Promoting the Gleamous tankless water heaters will depend largely on the efforts of our marketing personnel and targeting the appropriate merchandising outlets. In order to be successful in this, we expect to incur substantial expenses in the next 12 months related to advertising and other marketing efforts. As of our quarter ended April 30, 2011 we did not have sufficient funds to carry out all our anticipated advertising and marketing efforts and there can be no assurance that we will be able to raise the required funds.

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

Christine Buchanan-McKenzie, our sole director, president, chief executive officer and chief financial officer owns, or has control over, approximately 57% of our issued and outstanding common stock. As such, Ms. Buchanan-McKenzie is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of our management but not in the interest of the shareholders. This beneficial ownership and potential effective control on all matters relating to our business and operations could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct of the officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to affect any change in the course of our business. This lack of shareholder control could prevent the shareholders from removing from the board of directors any directors who are not managing our company with sufficient skill to make it profitable, which could prevent us from becoming profitable.

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

We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services including at least 3 part time consultants who will each focus on sales and marketing, business development and investor relations. However, competition for qualified skilled professionals is intense, and we may be unable to attract and retain such key personnel. Additionally, as of our quarter ended April 30, 2011, we did not have sufficient funds to hire any of these consultants and there can be no assurance that we will be able to secure the required financing. This could prevent us from achieving our goals or becoming profitable.

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

On December 30, 2009 we entered into a distribution agreement with Zhongshan to acquire and distribute their Glameous line of tankless water heaters. On March 18, 2011 we extended the term of the license agreement for an additional six months. The agreement with Zhongshan contains termination provisions and additionally Zhongshan could unilaterally terminate their supply of product to us outside of the terms of the agreement. If this was to occur we would be forced to find an alternative supplier of tankless water heaters. If we are not able to secure such supply, we may not have sufficient product to sell to our intended market and consequently our ability to generate revenues may suffer.

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

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010 (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)
3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference from our Registration Statement on Form S- 1 filed May 3, 2010)
(10)	Material Contracts
10.1	Consulting Agreement with Christine Buchanan-McKenzie (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)
10.2	License Agreement with Zhongshan Guangsheng Industry Co., Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)
(21)	List of Subsidiaries
21.1	Pristine Solutions Limited, a Jamaica corporation
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRISTINE SOLUTIONS INC.

Date: June 20, 2011	/s/ Christina Buchanan-McKenzie
Christine Buchanan-McKenzie
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)