Form 10-Q
period 2011-07-31
PRISTINE SOLUTIONS INC.
filed 2011-09-19
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			July 31, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-166487
PRISTINE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Stettin Albert Town, Trelawny, Jamaica				N/A
(Address of principal executive offices)				(Zip Code)
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
69,666,781 common shares issued and outstanding as of September 14, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Financial Statements

July 31, 2011

                                                                                                                                                                                                     Index

Consolidated Balance Sheets................................................................................................................................................... F–1

Consolidated Statements of Operations................................................................................................................................. F–2

Consolidated Statements of Cash Flows................................................................................................................................ F–3

Notes to the Consolidated Financial Statements.................................................................................................................. F–4

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Balance Sheets
(Unaudited)

	July 31, 2011	January 31, 2011

ASSETS

Current Assets

Cash	$3,775	$1,543
Accounts receivable	692	2,985
Inventory	630	1,050

Total Current Assets	5,097	5,578

Property and equipment, net	6,351	7,002
Total Assets	$11,448	$12,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$3,989	$1,172
Loans payable	25,546	9,985
Related party payables	2,321	2,055

Total Current Liabilities	31,856	13,212

Contingencies and Commitments	–	–

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.0001 par value; 69,666,781 shares issued and outstanding	6,967	6,967

Additional paid-in capital	43,533	43,533

Deficit accumulated during the development stage	(70,908)	(51,132)

Total Stockholders’ Deficit	(20,408)	(632)

Total Liabilities and Stockholders’ Deficit	$11,448	$12,580

The accompanying notes are an integral part of these consolidated financial statements.

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three months Ended July 31, 2011	For the Three months Ended July 31, 2010	For the Six months Ended July 31, 2011	For the Six months Ended July 31, 2010	From December 8, 2009 (Inception) to July 31, 2011

Sales	$45	$–	$1,242	$–	$4,916
Cost of Goods Sold	(43)	–	(445)	–	(1,652)
Gross Margin	2	–	797	–	3,264

Operating Expenses

Depreciation and amortization	325	163	651	163	1,465
General and administrative	8,297	6,949	19,433	25,464	71,477

Total Operating Expenses	8,622	7,112	20,084	25,627	72,942

Loss from Operations	(8,620)	(7,112)	(19,287)	(25,627)	(69,678)

Other Income (Expense)
Foreign exchange gain (loss)	78	(1,588)	(489)	(34)	(1,230)

Net Loss	$(8,542)	$(8,700)	$(19,776)	$(25,661)	$(70,908)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	69,666,781	69,666,781	69,666,781	69,666,781

The accompanying notes are an integral part of these consolidated financial statements.

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six months Ended July 31, 2011	For the Six months Ended July 31, 2010	From December 8, 2009 (Inception) to July 31, 2011

Cash Flows from Operating Activities

Net loss	$(19,776)	$(25,661)	$(70,908)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	651	163	1,465

Changes in operating assets and liabilities:
Prepaid expenses	–	(1,500)	–
Accounts receivable	2,293	–	(692)
Inventory	420	(2,184)	(630)
Accounts payable and accrued liabilities	2,817	(995)	3,989
Related party payable	266	(371)	2,321

Net Cash Used in Operating Activities	(13,329)	(30,548)	(64,455)

Cash Flows from Investing Activities

Purchase of property and equipment	–	(7,816)	(7,816)

Net Cash Used in Investing Activities	–	(7,816)	(7,816)

Cash Flows from Financing Activities

Proceeds from loans payable	15,561	–	25,546
Proceeds from the issuance of common stock	–	–	50,500

Net Cash Provided by Financing Activities	15,561	–	76,046

Increase (Decrease) in Cash	2,232	(38,364)	3,775

Cash - Beginning of Period	1,543	49,860	–

Cash - End of Period	$3,775	$11,496	$3,775

Supplementary Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Pristine Solutions Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

1.       Nature of Business and Continuance of Operations

Pristine Solutions Inc., (the “Company”) was incorporated in the State of Nevada on December 8, 2009.  The Company’s principal business is the sale and distribution of electric instant water heaters in Jamaica.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing and the attainment of profitable operations.  As of July 31, 2011, the Company has incurred losses totaling $70,908 since inception, and has not yet generated a significant amount of revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)      Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended January 31, 2011.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at July 31, 2011, and the results of its operations and cash flows for the three and six months ended July 31, 2011. The results of operations for the three months and six months ended July 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

d)      Use of Estimates

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

e)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents.

f)       Receivables

The Company uses the allowance method to account for uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $Nil and $Nil at July 31, 2011, and January 31, 2011, respectively.

g)      Inventory

Inventories, consisting of electric water heaters, are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of July 31, 2011 and January 31, 2011, an allowance of $Nil and $Nil was recognized to mark the Company’s inventory to the lower of cost or market.

h)      Property and Equipment

Property and equipment consists of a vehicle which is recorded at cost. The vehicle is being depreciated on a straight-line basis over 6 years.

i)        Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, loans payable and related party payables. The Company believes that the recorded values of the Company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

j)       Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended July 31, 2011 and 2010. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the periods ended July 31, 2011 and 2010.

k)      Product Warranty

The Company provides a one year warranty on all products sold. The Company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturer’s past experience. Spare parts equal to 1% of each order are provided to the Company free of charge from the manufacturer. During the six months ended July 31, 2011, the Company recognized $25 (2010 - $nil) of warranty expenses in accrued liabilities and cost of goods sold. The Company did not have any warranty claims during the periods ended July 31, 2011 and 2010. The Company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

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

l)        Shipping and Handling Activities

Shipping and handling costs of approximately $nil during the six months ended July 31, 2011 (2010 - $nil) are included in selling, general and administrative expenses.

m)    Earnings (Loss) Per Share ("EPS")

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2011, the Company had no potentially dilutive securities outstanding.

n)      Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Jamaican dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. The United States dollar is the functional and reporting currency.

o)      Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. At July 31, 2011 the deferred tax asset related to the Company’s net operating loss carry forward has been fully reserved and no benefit has been recognized in the Company’s consolidated financial statements.

p)      Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

q)      Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.       Related Party Transactions

Office services and office space are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

As of July 31, 2011, the Company owes the sole director of the Company $2,321 (January 31, 2011 - $2,055) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms. The amount is accrued as a related party payable in the accompanying consolidated balance sheets.

4.       Loans payable

As of July 31, 2011, the Company owes an unrelated third party $10,466 (January 31, 2011 - $9,985) for a note payable dated December 21, 2010. The note payable is unsecured, non-interest bearing, and has no specified repayment terms.

As of July 31, 2011, the Company is indebted to an unrelated third party for $15,080.  This loan is unsecured, non-interest bearing, and is due on demand.

5.       Commitments

On December 30, 2009, the Company entered into a license agreement to sell and distribute electric instant water heaters in Jamaica. According to the terms of the agreement, the Company was required to purchase no less than 50 products within six months of the agreement date. As of July 31, 2011, 52 units of water heaters had been ordered and received by the Company and full payment had been made on the units. The agreement was effective for an initial period of one year and could be extended for a further period by either party if written notice was given 30 days prior to the expiration date. On March 18, 2011, the Company extended the term of the license agreement for an additional six months.  According to the terms of the agreement, the Company is required to purchase no less than 150 units within six months.  The Company is required to make full payment to the supplier before production of the 150 units will begin. The Company has not placed any additional orders and no other pre-payments have been made at this time.  The Company is seeking an extension of the contract and if they are unable to do so they will lose the exclusive marketing rights for Jamaica.  Additional orders will be made once the matter of the extension of the contract has been resolved.

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

We are a startup, development stage company. We have only recently begun operations and we have relied upon the sale of our securities and proceeds from debt to fund those operations as we have only generated limited revenues from the sale of our products. We intend on developing a network of sales points for the sale and service of tankless water heaters in Jamaica. We aim to be the first tankless water heater company specializing in tankless-only products to enter the Jamaican market and the only company in the Jamaican market offering solar powered tankless water heater products.

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

On March 18, 2011, we entered into a new license agreement with Zhongshan for an additional six months. According to the terms of the agreement, our company will purchase no less than 150 products within six months from the date of the agreement.

As of July 31, 2011, no additional tank-less hot water heaters have been ordered by our company.  The agreement was effective for an initial period of one year and could be extended for a further period by either party if written notice was given 30 days prior to the expiration date. On March 18, 2011 we extended the term of the license agreement for an additional six months. According to the terms of the agreement, our company is required to purchase no less than 150 products within six months. Our company is required to make full payment to the supplier before production of the 150 units will begin. As of the date of this filing, we have not met the terms of this agreement.  The Company has not placed any additional orders and no other pre-payments have been made at this time.  The Company is seeking an extension of the contract and if they are unable to do so they will lose the exclusive marketing rights for Jamaica.  Additional orders will be made once the matter of the extension of the contract has been resolved.

Employees

As of July 31, 2011, we have 3 employees as we have hired two full-time commissioned sales staff to market, sell and install our tankless hot water tanks and the third employee is our sole director and officer, who contributes approximately 50% of her time to our company.

We currently engage independent contractors in the areas of accounting and legal services. We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services including at least 3 part time consultants who will each focus on sales and marketing, business development and investor relations.

Purchase of Significant Equipment

We anticipate spending approximately $60,000 on the purchase of tankless water heaters under our distribution agreement with Zhongshan during the next 12 months. Pursuant to the terms of the agreement, after confirmation of the order, our company shall pay a 30% deposit prior to production in favor of Zhongshan within the time stipulated in the relevant sales confirmation with 70% balance paid against delivery notice before the delivery of the order.

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

Description	Estimated
	Completion	Estimated
	Date	Expenses
Legal and accounting fees	12 months	$ 80,000
Product acquisition, testing and servicing costs	12 months	80,000
Marketing and advertising	12 months	75,000
Investor relations and capital raising	12 months	20,000
Management and operating costs	12 months	40,000
Salaries and consulting fees	12 months	50,000
Fixed asset purchases for distribution centers	12 months	60,000
General and administrative expenses	12 months	65,000
Total		$ 470,000

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
  Attend trade shows.
  Market products to hotels and resorts.
  Purchase additional assets such as additional delivery vehicles that can be used to service and market different regions.
  Raise additional capital for anticipated cash requirements (see table above).

Results of Operations

Three and six months ended July 31, 2011 and 2010.

	Three months		Three months	Six months		Six months
	ended		ended	ended		ended
	July 31, 2011		July 31, 2010	July 31, 2011		July 31, 2010
Revenue	$45	$	Nil	$1,242	$	Nil
Cost of Goods Sold	$43	$	Nil	$445	$	Nil
Operating Expenses	$8,622		$7,112	$20,084		$25,627
Foreign exchange gain (loss)	$78		$(1,588)	$(489)		$(34)
Net Loss	$(8,542)		$(8,700)	$(19,776)		$(25,661)

Revenue

We had revenues of $45 in the three months ended July 31, 2011 compared with $Nil revenue for the three months ended July 31, 2010. We had revenues of $1,242 in the six months ended July 31, 2011 compared with $Nil for the six months ended July 31, 2010.  Revenues increased for the 2011 periods as a result of selling demonstration units to hardware companies interested in selling the tankless hot water heaters.

Operating Expenses

We had operating expenses of $8,622 in the three months ended July 31, 2011 compared with $7,112 for the three months ended July 31, 2010. Operating expenses increased for the three-month period due to an increase in marketing efforts.  We had operating expenses of $20,084 in the six months ended July 31, 2011 compared with $25,627 for the six months ended July 31, 2010.  Operating expenses decreased for the six-month period due to a decrease in shipping costs, duties, and taxes.

Liquidity and Capital Resources

Working Capital

	As at	As at
	July 31, 2011	January 31, 2011
Current Assets	$5,097	$5,578
Current Liabilities	$31,856	$13,212
Working Capital Deficit	$(26,759)	$(7,634)

Our net cash used by operating activities for the six months ended July 31, 2011 was $13,329 compared to $30,548 for the six months ended July 31, 2010.

Our net cash used by investing activities for the six months ended July 31, 2011 was $Nil compared to $7,816 for the six months ended July 31, 2010.   The cash used in investing activities for 2010 was for the purchase of property and equipment.

Our net cash provided by financing activities for the six months ended July 31, 2011 was $15,561 compared to $Nil for the six months ended July 31, 2010.   The cash provided from financing activities in 2011 is the result of proceeds from loans payable.

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

Receivables

Our company uses the allowance method to account for uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $Nil and $Nil at July 31, 2011, and January 31, 2011, respectively.

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended July 31, 2011 and 2010. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the periods ended July 31, 2011 and 2010.

Product Warranty

Our company provides a one year warranty on all products sold. Our company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturer’s past experience. Spare parts equal to 1% of each order are provided to our company free of charge from the manufacturer. During the six months ended July 31, 2011, our company recognized $25 (2010 - $nil) of warranty expenses in accrued liabilities and cost of goods sold. Our company did not have any warranty claims during the periods ended July 31, 2011 and 2010. Our company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

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

As at July 31, 2011, we had a working capital deficit of $26,759. Our company has not generated sufficient revenues and has accumulated losses of $70,908 since inception. Our auditors have issued a going concern opinion. We have not generated any significant revenues and do not anticipate any significant revenue until we complete the development of our website, source out purveyors of services for products to sell and source out a significant number of clients to buy our products. Accordingly, these factors raise substantial doubt that we can continue as a going concern for the next twelve months. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Additionally, our sole officer and director is unwilling to loan or advance any additional capital to us, except to prepare and file reports with the Securities and Exchange Commission.

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

A significant component of our business strategy is the development of a market for the Gleamous products in Jamaica and the Caribbean. Due to the competitive nature of the retail industry, if we do not market the Gleamous tankless water heaters effectively we may fail to attract customers or achieve significant revenues. Promoting the Gleamous tankless water heaters will depend largely on the efforts of our marketing personnel and targeting the appropriate merchandising outlets. In order to be successful in this, we expect to incur substantial expenses in the next 12 months related to advertising and other marketing efforts. As of our quarter ended July 31, 2011 we did not have sufficient funds to carry out all our anticipated advertising and marketing efforts and there can be no assurance that we will be able to raise the required funds.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010 (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)
3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference from our Registration Statement on Form S- 1 filed May 3, 2010)
(10)	Material Contracts
10.1	Consulting Agreement with Christine Buchanan-McKenzie (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)
10.2	License Agreement with Zhongshan Guangsheng Industry Co., Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)
(21)	List of Subsidiaries
21.1	Pristine Solutions Limited, a Jamaica corporation
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101*	Interactive Data Files
101.INS - XBRL Instance Document
101.SCH - XBRL Taxonomy Schema
101.CAL - XBRL Taxonomy Calculation Linkbase
101.DEF - XBRL Taxonomy Definition Linkbase
101.LAB - XBRL Taxonomy Label Linkbase
101.PRE - XBRL Taxonomy Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRISTINE SOLUTIONS INC.

Date: September 19, 2011	/s/ Christine Buchanan-McKenzie
Christine Buchanan-McKenzie
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)