Form 10-Q
period 2011-10-31
PRISTINE SOLUTIONS INC.
filed 2011-12-19
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                                                                                                                                                           (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-166487
PRISTINE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Stettin Albert Town, Trelawny, Jamaica				N/A
(Address of principal executive offices)				(Zip Code)
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

				[X]	YES	[ ]	NO

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
69,666,781 common shares issued and outstanding as of December 15, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Financial Statements

October 31, 2011

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

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)
	October 31, 2011	January 31, 2011

ASSETS

Current Assets

Cash	$ 201	$ 1,543
Accounts receivable	–	2,985
Inventory	6,480	1,050

Total Current Assets	6,681	5,578

Property and equipment, net	6,025	7,002
Total Assets	$ 12,706	$ 12,580
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 6,562	$ 1,172
Loans payable	28,084	9,985
Related party payables	2,315	2,055
Total Current Liabilities	36,961	13,212
Contingencies and Commitments	–	–
Stockholders’ Deficit
Preferred stock, 100,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.0001 par value; 69,666,781 shares issued and outstanding	6,967	6,967
Additional paid-in capital	43,533	43,533
Deficit accumulated during the development stage	(74,755)	(51,132)

Total Stockholders’ Deficit	(24,255)	(632)

Total Liabilities and Stockholders’ Deficit	$ 12,706	$ 12,580

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)
	For the Three Months Ended October 31, 2011	For the Three Months Ended October 31, 2010	For the Nine Months Ended October 31, 2011	For the Nine Months Ended October 31, 2010	From December 8, 2009 (Inception) to October 31, 2011

Sales	$ –	$ –	$ 1,995	--	$ 5,669
Sales returns	(672)	–	(1,425)	–	(1,425)
Cost of Goods Sold	224	–	(221)	–	(1,428)
Gross Margin	(448)	–	349	–	2,816

Operating Expenses

Depreciation and amortization	326	326	977	489	1,791
General and administrative	5,878	16,079	25,311	41,543	77,355

Total Operating Expenses	6,204	16,405	26,288	42,032	79,146

Loss from Operations	(6,652)	(16,405)	(25,939)	(42,032)	(76,330)

Other Income (Expense)

Foreign exchange gain (loss)	2,805	22	2,316	(12)	1,575

Net Loss	$ (3,847)	$ (16,383)	$ (23,623)	$ (42,044)	$ (74,755)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding Basic and Diluted	69,666,781	69,666,781	69,666,781	69,666,781

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended October 31, 2011	For the Nine Months Ended October 31, 2010	From December 8, 2009 (Inception) to October 31, 2011

Cash Flows from Operating Activities

Net loss	$ (23,623)	$ (42,044)	$ (74,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	977	489	1,791
Changes in operating assets and liabilities:
Accounts receivable	2,985	–	–
Inventory	(5,430)	(2,184)	(6,480)
Accounts payable and accrued liabilities	5,390	3,129	6,562
Related party payable	260	(368)	2,315

Net Cash Used in Operating Activities	(19,441)	(40,978)	(70,567)

Cash Flows from Investing Activities

Purchase of property and equipment	–	(7,816)	(7,816)

Net Cash Used in Investing Activities	–	(7,816)	(7,816)

Cash Flows from Financing Activities

Proceeds from notes payable	18,099	–	28,084
Proceeds from the issuance of common stock	–	–	50,500

Net Cash Provided by Financing Activities	18,099	–	78,584

Increase (Decrease) in Cash	(1,342)	(48,794)	201

Cash - Beginning of Period	1,543	49,860	–

Cash - End of Period	$ 201	$ 1,066	$ 201

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Pristine Solutions Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

1.        Nature of Business and Continuance of Operations

Pristine Solutions Inc., (the “Company”) was incorporated in the State of Nevada on December 8, 2009.  The Company’s principal business is the sale and distribution of electric instant water heaters in Jamaica.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing and the attainment of profitable operations.  As of October 31, 2011, the Company has incurred losses totaling $74,755 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.        Summary of Significant Accounting Policies

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended January 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

d)      Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended October 31, 2011 and 2010. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the periods ended October 31, 2011 and 2010.

Pristine Solutions Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

e)       Product Warranty

The Company provides a one year warranty on all products sold. The Company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturer’s past experience. Spare parts equal to 1% of each order are provided to the Company free of charge from the manufacturer. During the nine months ended October 31, 2011, the Company recognized $11 (2010 - $nil) of warranty expenses in accrued liabilities and cost of goods sold. The Company did not have any warranty claims during the periods ended October 31, 2011 and 2010. The Company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

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

f)       Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At October 31, 2011, the Company had no potentially dilutive securities outstanding.

g)       Recent Accounting Pronouncements

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

As of October 31, 2011, the Company owes the sole director of the Company $2,315 (January 31, 2011 - $2,055) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

4.        Loans payable

As of October 31, 2011, the Company owes an unrelated third party $10,033 (January 31, 2011 - $9,985) for a note payable dated December 21, 2010. The note payable is unsecured, non-interest bearing, and has no specified repayment terms.

As of October 31, 2011, the Company is indebted to an unrelated third party for $18,051.  This loan is unsecured, non-interest bearing, and is due on demand.

5.        Commitments

On December 30, 2009, the Company entered into a license agreement to sell and distribute electric instant water heaters in Jamaica. According to the terms of the agreement, the Company was required to purchase no less than 50 products within six months of the agreement date. The agreement was effective for an initial period of one year and could be extended for a further period by either party if written notice was given 30 days prior to the expiration date. On March 18, 2011, the Company extended the term of the license agreement for an additional six months.  According to the terms of the agreement, the Company is required to purchase no less than 150 products within six months. As of October 31, 2011, 172 units of water heaters had been ordered, of which 52 have been received by the Company and full payment had been made on all the units.

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

On March 18, 2011, we entered into a new license agreement with Zhongshan for an additional six months. According to the terms of the agreement, our company is required to purchase no less than 150 products within six months from the date of the agreement. As of October 31, 2011, 172 units of water heaters had been ordered, of which 52 units have been received by our company and full payment has been made on all the units.

Employees

As of October 31, 2011, we have 3 employees as we have hired two full-time commissioned sales staff to market, sell and install our tankless hot water tanks and the third employee is our sole director and officer, who contributes approximately 50% of her time to our company.

We currently engage independent contractors in the areas of accounting and legal services. We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services including at least 3 part time consultants who will each focus on sales and marketing, business development and investor relations.

Purchase of Significant Equipment

We anticipate spending approximately $60,000 on the purchase of tankless water heaters under our distribution agreement with Zhongshan during the next 12 months. Pursuant to the terms of the agreement, after confirmation of the order, our company shall pay a 30% deposit prior to production in favor of Zhongshan within the time stipulated in the relevant sales confirmation with 70% balance paid against delivery notice before the delivery of the order. As of October 31, 2011, an additional 120 units have been ordered but have yet to be delivered.

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

October 2011 to April 2012

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
  Raise additional capital for anticipated cash requirements (see table above).

Results of Operations

Three and nine months ended October 31, 2011 and 2010.

		Three months ended October 31, 2011		Three months ended October 31, 2010	Nine months ended October 31, 2011		Nine months ended October 31, 2010
Revenue	$	Nil	$	Nil	$1,995	$	Nil
Sales returns		$(672)	$	Nil	$(1,425)	$	Nil
Cost of Goods Sold		$224	$	Nil	$(221)	$	Nil
Operating Expenses		$6,204		$16,405	$26,288		$42,032
Foreign exchange gain (loss)		$2,805		$22	$2,316		$(12)
Net Loss		$(3,847)		$(16,383)	$(23,623)		$(42,044)

Revenue

We had revenues of $Nil in the three months ended October 31, 2011 compared with $Nil revenue for the three months ended October 31, 2010. There were some sample units that we repossessed due to non-payment by the vendors. We had revenues of $1,995 in the nine months ended October 31, 2011 compared with $Nil for the nine months ended October 31, 2010.  Revenues increased for the nine month period ended October 31, 2011 as a result of selling sample units from our first order.

Operating Expenses

We had operating expenses of $6,204 in the three months ended October 31, 2011 compared with $16,405 for the three months ended October 31, 2010. Operating expenses decreased for the three-month period due to a decrease in general and administrative expenses.  We had operating expenses of $26,288 in the nine months ended October 31, 2011 compared with $42,032 for the nine months ended October 31, 2010.  Operating expenses decreased for the nine month period due to a decrease in general and administrative expenses.

Liquidity and Capital Resources

Working Capital
	As at October 31, 2011	As at January 31, 2011
Current Assets	$6,681	$5,578
Current Liabilities	$36,961	$13,212
Working Capital Deficit	$(30,280)	$(7,634)

Our net cash used by operating activities for the nine months ended October 31, 2011 was $19,441 compared to $40,978 for the nine months ended October 31, 2010.

Our net cash used by investing activities for the nine months ended October 31, 2011 was $Nil compared to $7,816 for the nine months ended October 31, 2010.   The cash used in investing activities for 2010 was for the purchase of property and equipment.

Our net cash provided by financing activities for the nine months ended October 31, 2011 was $18,099 compared to $Nil for the nine months ended October 31, 2010.   The cash provided from financing activities in 2011 is the result of proceeds from notes payable.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended October 31, 2011 and 2010. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the periods ended October 31, 2011 and 2010.

Product Warranty

Our company provides a one year warranty on all products sold. Our company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturers past experience. Spare parts equal to 1% of each order are provided to our company free of charge from the manufacturer. During the nine months ended October 31, 2011, our company recognized $11 (2010 - $nil) of warranty expenses in accrued liabilities and cost of goods sold. Our company did not have any warranty claims during the periods ended October 31, 2011 and 2010. Our company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6. Exhibits
Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010 (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)
3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference from our Registration Statement on Form S- 1 filed May 3, 2010)
(10)	Material Contracts
10.1	Consulting Agreement with Christine Buchanan-McKenzie (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)
10.2	License Agreement with Zhongshan Guangsheng Industry Co., Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed May 3, 2010)
(21)	List of Subsidiaries
21.1	Pristine Solutions Limited, a Jamaica corporation
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data File
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

**   Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRISTINE SOLUTIONS INC.

Date: December 16, 2011	/s/ CHRISTINE BUCHANAN-MCKENZIE
Christine Buchanan-McKenzie
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

                                                                                                                                                                                            11