Form 10-K
period 2012-01-31
PRISTINE SOLUTIONS INC.
filed 2012-04-30
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-166487

PRISTINE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stettin Albert Town, Trelawny, Jamaica	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(876) 572-4681

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ◻ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ◻ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ◻ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ◻ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2011 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
418,000,686 as of April 27, 2012

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

On February 27, 2012, our company authorized an increase to the authorized number of shares of common stock from 100,000,000 shares to 650,000,000 shares and a decrease to the authorized preferred stock from 100,000,000 shares to 50,000,000 shares. Our company also effected a 6-for-1 forward stock split of the issued and outstanding shares of common stock on February 27, 2012.

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

On March 18, 2011 we entered into a new license agreement with Zhongshan for an additional six months. According to the terms of the agreement, our company will purchase no less than 150 products within six months from the date of the agreement. As of January 31, 2012, 172 units of water heaters were ordered, of which 52 units were received by our company. Full payment has been made on all of the units.

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

The tankless water heater process is as follows:

A hot water tap is opened.
The water enters the heater.
A water flow sensor detects the water flow.
The computer automatically ignites the burner.
The water circulates through the heat exchanger (coil).
The heat exchanger instantly heats the water at the designated temperature (this takes only 5 seconds).
The heater can provide you with endless hot water continuously so no more running out of hot water in the middle of a shower.
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

The features of the DSK series include:

*	LED monitor displays the water heater’s working conditions

*	ABS splash proof casing

*	Stainless steel heater tank withstands rust and rupture.

*	Stepless power regulation with the turning knob

*	Function key for manual creepage test which makes the tank safer to use.

*	Safety protection: protection against dry heating and overheating; ELCB test device to prevent electric leakage; Flow switch as safety device; Automatic malfunction checking.

DSL Series Fast Water-Heater

This is a premium series of water heaters which allows for quicker heating of water with higher water temperatures. We anticipate marketing this series to Jamaican customers, but do not anticipate this to be our highest selling product due to its premium price point.

The features of the DSL series include:

*	Digital display screen; displaying the temperature of outlet water.

*	Thermal cut-off protects heating element from damage

*	Adjustable thermostat allows temperature adjustment from OFF to 95°C (Low- -High) with safety cut-out at 98°C

*	Stainless steel heater tank withstands rust and rupture.

*	Built-in ELCB; reliable test device to prevent electric leakage.

*	Available for single point or multi-points of water supply.

*	Unique design & splash proof casing.

*	Automatic malfunction checking.

Kitchen Water-Heaters

This series of heaters is intended for kitchen use. The features of this series are as follows:

*	LED monitor displays its working conditions

*	ABS splash proof casing

*	Stainless steel heater tank withstands rust and rupture.

*	Easy to adjust water flow and temperature by turn of a knob.

*	Instant generation of hot water

*	Save space with compact & slim design, suitable for use in Kitchen

*	Safety protection: protection against dry heating and overheating; ELCB test device to prevent electric leakage; Flow switch as safety device; Automatic malfunction checking.

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

In marketing our products, we anticipate relying on the following channels:

*	Telephone solicitations –We anticipate hiring in-house sales representatives who will contact potential clients directly through the telephone. Our management believes that telephone solicitation will be an effective marketing tool in Jamaica for direct sales of our products.

*	Direct mail –We anticipate also contacting potential customers through direct mail with advertising in the form of brochures and information leaflets. We may include coupons, direct sales offers, selecting the audience by name, and set whatever distribution schedule is most desirable, without being constrained by the publication or broadcast schedules of the major media.

*	Direct marketing by sales representatives- Transportation vehicles will be utilized for the sole use of the sales representatives to visit potential customers at their homes. We believe that will allow for efficiency, smooth operation, and put us in direct contact with the clients and major decision-makers.

*	Website –We expect to develop a website to act as a major source of information and sales. Use of the Internet is growing in Jamaica and more and more people are using it in place of the traditional methods to look for services and even to do their shopping.

*	Traditional Advertising –Magazine and newspaper advertising is an effective way of reaching an audience that is interested in low-energy consumption products.

*	Distribution Channels –We will attempt to enter into agreements with existing Jamaican retailers who have already established a clientele. Complementary product channels will be targeted such as plumbing stores, plumbing suppliers, building contractors, local and federal governments and bathroom accessory companies.

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

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do.  In order for us to successfully compete in our industry we will need to:

*	establish our products’ competitive advantage with retailers and customers;

*	develop a comprehensive marketing system; and

*	increase our financial resources.

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

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property. Our website is www.thepristinesolution.com.

Research and Development

We did not incur any research and development expenses during the period from December 8, 2009 (inception) to January 31, 2012.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2013.

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

Employees

As of April 27, 2012, we had no employees other than our sole director and officer who contributes approximately 50% of her time to our company.

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

Item 1A.   Risk Factors

Risks Related to Our Business

Investors may not be able to adequately evaluate our business due to our short operating history, lack ofsignificantrevenues and no customers. We may not be successful in developing a market for our products and the value of your investment could decline.

We are a development stage company with no substantial tangible assets in a highly competitive industry. We have limited operating history, customers and revenues. This makes it difficult to evaluate our future performance and prospects. Our Prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry, including the following factors:

*	our business model and strategy are still evolving and are continually being reviewed and revised;

*	we may not be able to raise the capital required to develop our initial client base and reputation; and

*	we may not be able to successfully develop our planned products and services.

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

We require approximately$470,000 in additional funding to continue our operations over the next 12months. If we do not secure additional funding, we may not be able to distribute our products, which will affect our ability to generate revenues and achieve profitability.

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

The loss of Christine Buchanan-Mckenzie, our President, Chief Executive Officer, Chief Financial Officer, Secretary andsoleDirector,would harm our business and decrease our ability to operate profitably.

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

In addition, we may face competition from the supplier of our products may illegally circumvent the distribution agreement we have with them, and decide to sell directly to consumers, either through physical retail outlets or through an online store.

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

As our business assets and oursoledirector and officer are located in Jamaica; investors may be limited in their ability to enforce US civil actions against our assets or oursoledirector and officer. You may not be able to receive compensation for damages to the value of your investment caused by wrongful actions by our director.

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

Christine Buchanan-Mckenzie, our sole director, President, Chief Executive Officer and Chief Financial Officer owns, or has control over, approximately 57% of our issued and outstanding common stock. As such, Ms. Buchanan-Mckenzie is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of our management but not in the interest of the shareholders. This beneficial ownership and potential effective control on all matters relating to our business and operations could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct of the officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to affect any change in the course of our business. This lack of shareholder control could prevent the shareholders from removing from the Board of Directors any directors who are not managing the company with sufficient skill to make it profitable,which could prevent us from becoming profitable.

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

We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services including at least three part time consultants who will each focus on sales and marketing, business development and investor relations. However, competition for qualified skilled professionals is intense, and we may be unable to attract and retain such key personnel. Additionally, as of April 27, 2012 we did not have sufficient funds to hire any of these consultants and there can be no assurance that we will be able to secure the required financing. This could prevent us from achieving our goals or becoming profitable.

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

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make areturnon your investment.

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

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the Symbol "PRTN". Our common stock was listed for quotation on February 3, 2011. Since the listing of our common stock for trading, there have been no trades or bid prices.

As of April 27, 2012, there were approximately 37 holders of record of our common stock. As of such date, 418,000,686 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2012 that were not otherwise disclosed in our registration statement on Form S-1, quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2012.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2012.

Item 6.      Selected Financial Data

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended January 31, 2012 and the period ended January 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 12of this annual report.

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

February 2012to January 2013

*	Website has been designed and once the Company invests in more inventory, it will design and have a shopping cart added to it for online sales.

*	Market products to large retailers and distributors

*	Testing of the units have been successful, and additional purchase orders have been placed from Zhongshan, the manufacturer

*	Review opportunities for establishment of retail locations

*	Attend trade shows

*	Market products to hotels, resorts, and real estate developers

*	Hire personnel to market and service our products

*	Purchase additional assets, such as additional delivery vehicles, that can be used to service and market different regions.

*	Raise additional capital for inventory and marketing

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

Results of Operations for the Years Ended January 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended January 31, 2012 and the period ended January 31, 2011.

Our operating results for the periods ended January 31, 2012 and 2011 are summarized as follows:

	Period Ended
	January 31
	2012	2011

Revenue	$569	$3,674
Cost of Goods Sold	$221	$1,207
Total Operating Expenses	$29,250	$48,795
Net Loss	$(26,445)	$(46,436)

Revenuesand Cost of Goods Sold

We earned revenues of $569 during the year ended January 31, 2012 compared to $3,674 for the period ended January 31, 2011. We incurred cost of goods sold of $221 during the year ended January 31, 2012, compared to $1,207 for the period ended January 31, 2011.

Operating Expenses

Our operating expenses for the year ended January 31, 2012 and the period ended January 31, 2011 are outlined in the table below:

	Period Ended
	January 31
	2012	2011
Foreign exchange loss (gain)	$(2,457)	$108
Depreciation and amortization	$1,303	$814
General and administrative	$27,947	$47,981

The decrease in operating expenses for the year ended January 31, 2012, compared to the same period in fiscal 2011, was mainly to a foreign exchange gain and decreased general and administrative expenses.

Liquidity and Financial Condition

As of January 31, 2012, our total current assets were $6,681 and our total current liabilities were $39,457 resulting in a working capital deficit of $32,776. We had a net loss of $26,445 for the year ended January 31, 2012, and $77,577 for the period from December 8, 2009 (date of inception) to January 31, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through private placement of equity and loan transactions.

Cash Flows		Period Ended
		January 31,
		2012	2011

Net Cash Used in Operating Activities		$(20,832)	$(50,486)
Net Cash Used in Investing Activities	$	Nil	$(7,816)
Net Cash Provided from Financing Activities		$19,490	$9,985
Increase (Decrease) In Cash		$(1,342)	$(48,317)

We had cash in the amount of $201 as of January 31, 2012 as compared to $1,543 as of January 31, 2011. We had a working capital deficit of $32,776 as of January 31, 2012 compared to working capital deficit of $7,634 as of January 31, 2011.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes our company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing and the attainment of profitable operations. As of January 31, 2012, our company has incurred losses totaling $77,577 since inception, and has not yet generated significant revenue from operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern.

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

Basis of Presentation

These consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. Our company’s fiscal year end is January 31.

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

Receivables

Our company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $Nil at January 31, 2012, and 2011.

Inventory

Inventories, consisting of electric water heaters, are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of January 31, 2011 and January 31, 2012, an allowance of $Nil and $Nil was recognized to mark our company’s inventory to the lower of cost or market.

Property and Equipment

Property and equipment consists of a vehicle which is recorded at cost. The vehicle is being depreciated on a straight-line basis over 6 years.

Financial Instruments

Our company’s financial instruments consist principally of cash, accounts receivable, accounts payable, loans payable and related party payables. Our company believes that the recorded values of our company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the years ended January 31, 2012 and 2011. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the years ended January 31, 2012 and 2011.

Product Warranty

Our company provides a one year warranty on all products sold. Our company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturer’s past experience. Spare parts equal to 1% of each order are provided to our company free of charge from the manufacturer. During the year ended January 31, 2012, our company recognized $11 (2011 - $73) of warranty expenses in accrued liabilities and cost of goods sold. Our company did not have any warranty claims during the years ended January 31, 2012 and 2011. Our company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

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

Shipping and Handling Activities

Shipping and handling costs of approximately $Nil during the year ended January 31, 2012 (2011 - $1,600) are included in selling, general and administrative expenses.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At January 31, 2012, our company had no potentially dilutive securities outstanding.

Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Jamaican dollars. Our company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. The United States dollar is the functional and reporting currency.

Income Taxes

Our company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. At January 31, 2012 the deferred tax asset related to our company’s net operating loss carry forward has been fully reserved and no benefit has been recognized in our company’s consolidated financial statements.

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

January 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Pristine Solutions Inc.

(A Development Stage Company)

Trelawny, Jamaica

We have audited the accompanying consolidated balance sheets of Pristine Solutions Inc. (the Company”) as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from December 8, 2009 (Inception) to January 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Pristine Solutions Inc. as of January 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the year ended January 31, 2012 and 2011 and for the period from December 8, 2009 (Inception) to January 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception, and has not yet generated significant revenue from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 30, 2012

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	January 31, 2012	January 31, 2011

ASSETS

Current Assets

Cash	$ 201	$ 1,543
Accounts receivable	–	2,985
Inventory	6,480	1,050

Total Current Assets	6,681	5,578

Property and equipment, net	5,699	7,002
Total Assets	$ 12,380	$ 12,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 7,666	$ 1,172
Loans payable	29,475	9,985
Related party payables	2,316	2,055

Total Liabilities	39,457	13,212

Contingencies and Commitments	–	–

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–

Common stock, 650,000,000 shares authorized, $0.0001 par value; 418,000,686 shares issued and outstanding	41,800	41,800

Additional paid-in capital	8,700	8,700

Deficit accumulated during the development stage	(77,577)	(51,132)

Total Stockholders’ Deficit	(27,077)	(632)

Total Liabilities and Stockholders’ Deficit	$ 12,380	$ 12,580

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended January 31, 2012	For the Year Ended January 31, 2011	From December 8, 2009 (Inception) to January 31, 2012

Sales, net of returns	$ 569	$ 3,674	$ 4,243
Cost of Goods Sold	(221)	(1,207)	(1,428)
Gross Margin	348	2,467	2,815

Operating Expenses
Depreciation and amortization	1,303	814	2,117
General and administrative	27,947	47,981	79,991

Total Operating Expenses	29,250	48,795	82,108

Loss from Operations	(28,902)	(46,328)	(79,293)

Other Income (Expense)
Foreign exchange gain (loss)	2,457	(108)	1,716

Net Loss	$ (26,445)	$ (46,436)	$ (77,577)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding – Basic and Diluted	418,000,686	418,000,686

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

From December 8, 2009 (Inception) to January 31, 2012

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance – December 8, 2009 (Inception)	–	$ –	$ –	$ –	$ –

Issue of common stock at $0.000025 per share	240,000,000	24,000	(18,000)	–	6,000

Issue of common stock at $0.00025 per share	178,000,686	17,800	26,700	–	44,500

Net loss	–	–	–	(4,696)	(4,696)

Balance – January 31, 2010	418,000,686	$ 41,800	$ 8,700	$ (4,696)	$ 45,804

Net loss	–	–	–	(46,436)	(46,436)

Balance – January 31, 2011	418,000,686	$ 41,800	$ 8,700	$ (51,132)	$ (632)

Net loss	–	–	–	(26,445)	(26,445)

Balance – January 31, 2012	418,000,686	$ 41,800	$ 8,700	$ (77,577)	$ (27,077)

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended January 31, 2012	For the Year Ended January 31, 2011	From December 8, 2009 (Inception) to January 31, 2012

Cash Flows from Operating Activities
Net loss	$ (26,445)	$ (46,436)	$ (77,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,303	814	2,117
Changes in operating assets and liabilities:
Accounts receivable	2,985	(2,985)	–
Inventory	(5,430)	(1,050)	(6,480)
Accounts payable and accrued liabilities	6,494	(1,819)	7,666
Related party payable	261	990	2,316

Net Cash Used in Operating Activities	(20,832)	(50,486)	(71,958)

Cash Flows from Investing Activities
Purchase of property and equipment	–	(7,816)	(7,816)

Net Cash Used in Investing Activities	–	(7,816)	(7,816)

Cash Flows from Financing Activities
Proceeds from note payable	19,490	9,985	29,475
Proceeds from the issuance of common stock	–	–	50,500

Net Cash Provided by Financing Activities	19,490	9,985	79,975

Increase (Decrease) in Cash	(1,342)	(48,317)	201

Cash - Beginning of Period	1,543	49,860	–

Cash - End of Period	$ 201	$ 1,543	$ 201

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

Pristine Solutions Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

1.	Nature of Business and Continuance of Operations

Pristine Solutions Inc., (the “Company”) was incorporated in the State of Nevada on December 8, 2009. The Company’s principal business is the sale and distribution of electric instant water heaters in Jamaica.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing and the attainment of profitable operations. As of January 31, 2012, the Company has incurred losses totaling $77,577since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Receivables

The Company uses the allowance method to account for uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $Nil at January 31, 2012, and 2011.

Inventory

Inventories, consisting of electric water heaters, are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of January 31, 2011 and January 31, 2012, an allowance of $Nil and $Nil was recognized to mark the Company’s inventory to the lower of cost or market.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the years ended January 31, 2012 and 2011. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the years ended January 31, 2012 and 2011.

Product Warranty

The Company provides a one year warranty on all products sold. The Company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturer’s past experience. Spare parts equal to 1% of each order are provided to the Company free of charge from the manufacturer. During the year ended January 31, 2012, the Company recognized $11 (2011 - $73) of warranty expenses in accrued liabilities and cost of goods sold. The Company did not have any warranty claims during the years ended January 31, 2012 and 2011. The Company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

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

Pristine Solutions Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

2.        Summary of Significant Accounting Policies (continued)

Shipping and Handling Activities

Shipping and handling costs of approximately $nil during the year ended January 31, 2012 (2011 - $1,600) are included in selling, general and administrative expenses.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At January 31, 2012, the Company had no potentially dilutive securities outstanding.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. At January 31, 2012 the deferred tax asset related to the Company’s net operating loss carry forward has been fully reserved and no benefit has been recognized in the Company’s consolidated financial statements.

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

As of January 31, 2012, the Company owes the sole director of the Company $2,316 (2011 - $2,055) for expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms. The amount is accrued as a related party payable in the accompanying consolidated balance sheets.

4.	Loans payable

As of January 31, 2012, the Company owes an unrelated third party $9,972 (2011 - $9,985) for a note payable dated December 21, 2010. The note payable is unsecured, non-interest bearing, and has no specified repayment terms.

As of January 31, 2012, the Company is indebted to an unrelated third party for $19,503 (2011 - $nil). This loan is non-interest bearing, and is due on demand.

5.	Common Stock

The Company effected a 6-for-1 forward stock split of the issued and outstanding shares of common stock on February 27, 2012. All share and per share information has been retroactively adjusted to reflect the stock split.

6.	Commitments

On December 30, 2009, the Company entered into a license agreement to sell and distribute electric instant water heaters in Jamaica. According to the terms of the agreement, the Company was required to purchase no less than 50 products within six months of the agreement date. The agreement was effective for an initial period of one year and could be extended for a further period by either party if written notice was given 30 days prior to the expiration date. On March 18, 2011, the Company extended the term of the license agreement for an additional six months. According to the terms of the agreement, the Company is required to purchase no less than 150 products within six months. As of January 31, 2012, 172 units of water heaters had been ordered and received by the Company and full payment had been made on the units.

Pristine Solutions Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

7.	Income Taxes

The Company is subject to United States federal and state income taxes. Additionally, the Company’s subsidiary is subject to income taxes in Jamaica (Jamaican corporations pay income tax on their net income at the flat rate of 33 1/3%; however, non-trading income, such as interest, is generally taxed on the receipts basis). Jamaica has a tax treaty with the United States under which it seeks to ensure as far as possible that the tax burden in Jamaica will be no greater than in the corporation’s country of residence. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	January 31, 2012	January 31, 2011
Income tax benefit computed at the statutory rate	$ 3,967	$ 6,965
Temporary difference – amortization of organization costs	(107)	107
Change in valuation allowance	(4,074)	(7,072)

Provision for income taxes	$ –	$ –

Significant components of the Company’s deferred tax assets and liabilities as at January 31, 2012, after applying enacted corporate income tax rates, are as follows:

	January 31, 2012	January 31, 2011
Deferred income tax assets
Net operating losses	$ 11,934	$ 7,260
Valuation allowance	(11,934)	(7,260)

Net deferred income tax assets	$ –	$ –

The Company has net operating loss carryforwards that will expire commencing in 2030.

8.	Subsequent Events

On February 27, 2012, the Company authorized an increase to the authorized number of shares of common stock from 100,000,000 shares to 650,000,000 shares and a decrease to the authorized preferred stock from 100,000,000 shares to 50,000,000 shares. The Company also effected a 6-for-1 forward stock split of the issued and outstanding shares of common stock on February 27, 2012. All share and per share information has been retroactively adjusted to reflect the stock split.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.   Controls and Procedures

Evaluation ofDisclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under theSecurities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of January 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended January 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Christine Buchanan-McKenzie	President, Chief Financial Officer, Secretary and Director	33	December 8, 2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Christine Buchanan-McKenzie, President, Chief Financial Officer, Secretaryand Director

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

*	the corporation could financially undertake the opportunity;

*	the opportunity is within the corporation’s line of business; and

*	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Christine Buchanan-McKenzie (1) Preside nt , Chief Financial Officer and Secretary	2012 2011	Nil 5,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 5,500

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

Stock Options/SAR Grants

During our fiscal year ended January 31, 2012 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended January 31, 2012.

Option Exercises

During our Fiscal year ended January 31, 2012 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under theSecurities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 27, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Christine Buchanan-McKenzie Stettin Albert Town, Trelawny, Jamaica	240,000,000 Common	57.42%
Directors and Executive Officers as a Group	2 40,000,000 Common	57.42%

(1)     Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 27, 2012. As of April 27, 2012, there were 418,000,686 shares of our company’s common stock issued and outstanding.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2012 and for the fiscal year ended January 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2012 $	January 31, 2011 $
Audit Fees	13,000	11,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	13,000	11,000

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

ExhibitNumber	ExhibitDescription
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference to our registration statement on Form S-1filed on May 4, 2010)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (incorporated by reference to our registration statement on Form S-1filed on May 4, 2010)
3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference to our registration statement on Form S-1filed on May 4, 2010)
3.4	Certificate of Amendment filed with the Nevada Secretary of State filed March 7, 2012

                                                         Exhibit Number                Exhibit Description

(10)	Material Contracts
10.1	Consulting Agreement with Christine Buchanan-McKenzie (incorporated by reference to our registration statement on Form S-1filed on May 4, 2010)
10.2	License Agreement with Zhongshan Guangsheng Industry Co., Ltd. (incorporated by reference to our registration statement on Form S-1filed on May 4, 2010)
(21)	List of Subsidiaries (2)
21.1	Pristine Solutions Limited, incorporated under the laws of Jamaica
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(31)	302 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data File (Form 10-K for the Year Ended January 31, 2012)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections .

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRISTINE SOLUTIONS INC.
(Registrant)
Dated: April 30 , 201 2	/s/ Christine Buchanan-McKenzie
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

Dated: April 30 , 2012	/s/ Christine Buchanan-Mckenzie
Christine Buchanan-McKenzie
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)