Form 10-Q
period 2012-04-30
PRISTINE SOLUTIONS INC.
filed 2012-06-19
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			April 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-166487
PRISTINE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Stettin Albert Town, Trelawny, Jamaica				N/A
(Address of principal executive offices)				(Zip Code)
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

Large accelerated filer		[ ]		Accelerated filer			[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[ X ]	NO

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
418,000,686, common shares issued and outstanding as of June 19, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Financial Statements

(Unaudited)

April 30, 2012

                                                                                                                                                                                                       Index

Consolidated Balance Sheets .......................................................................................................................................................... F–1

Consolidated Statements of Operations .......................................................................................................................................... F–2

Consolidated Statements of Cash Flows ......................................................................................................................................... F–3

Notes to the Consolidated Financial Statements.............................................................................................................................. F–4

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	April 30, 2012	January 31, 2012

ASSETS

Current Assets

Cash	$ 4,302	$ 201
Inventory	6,480	6,480

Total Current Assets	10,782	6,681

Property and equipment, net	5,373	5,699
Total Assets	$ 16,155	$ 12,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 9,332	$ 7,666
Loans payable	37,962	29,475
Related party payables	6,413	2,316

Total Current Liabilities	53,707	39,457

Contingencies and Commitments	–	–

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–
Common stock, 650,000,000 shares authorized, $0.0001 par value; 418,000,686 shares issued and outstanding	41,800	41,800
Additional paid-in capital	8,700	8,700
Deficit accumulated during the development stage	(88,052)	(77,577)

Total Stockholders’ Deficit	(37,552)	(27,077)

Total Liabilities and Stockholders’ Deficit	$ 16,155	$ 12,380

The accompanying notes are an integral part of these consolidated financial statements.

F-2

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30, 2012	For the Three Months Ended April 30, 2011	From December 8, 2009 (Inception) to April 30, 2012

Sales, net of returns	$ –	$ 1,197	$ 4,243
Cost of Goods Sold	–	(402)	(1,428)
Gross Margin	–	795	2,815

Operating Expenses

Depreciation and amortization	326	326	2,443
General and administrative	9,764	11,136	89,755

Total Operating Expenses	10,090	11,462	92,198

Loss from Operations	(10,090)	(10,667)	(89,383)

Other Income (Expense)

Foreign exchange gain (loss)	(385)	(567)	1,331

Net Loss	$ (10,475)	$ (11,234)	$ (88,052)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	418,000,686	418,000,686

The accompanying notes are an integral part of these consolidated financial statements.

F-3

The accompanying notes are an integral part of these consolidated financial statements.

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30, 2012	For the Three Months Ended April 30, 2011	From December 8, 2009 (Inception) to April 30, 2012

Cash Flows from Operating Activities

Net loss	$ (10,475)	$ (11,234)	$ (88,052)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326	326	2,443
Changes in operating assets and liabilities:
Accounts receivable	–	1,118	–
Inventory	–	378	(6,480)
Accounts payable and accrued liabilities	1,666	(652)	9,332
Related party payable	4,097	15	6,413

Net Cash Used in Operating Activities	(4,386)	(10,049)	(76,344)

Cash Flows from Investing Activities

Purchase of property and equipment	–	–	(7,816)

Net Cash Used in Investing Activities	–	–	(7,816)

Cash Flows from Financing Activities

Proceeds from note payable	8,487	12,875	37,962
Proceeds from the issuance of common stock	–	–	50,500

Net Cash Provided by Financing Activities	8,487	12,875	88,462

Increase in Cash	4,101	2,826	4,302

Cash - Beginning of Period	201	1,543	–

Cash - End of Period	$ 4,302	$ 4,369	$ 4,302

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing and the attainment of profitable operations.  As of April 30, 2012, the Company has incurred losses totaling $88,052 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)      Principles of Consolidation

The consolidated financial statements include the accounts of Pristine Solutions Inc. and its 100% owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

c)       Interim financial statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2012 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end January 31, 2012 as reported on Form 10-K, have been omitted

d)      Use of Estimates

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

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

2.             Summary of Significant Accounting Policies (continued)

f)       Receivables

The Company uses the allowance method to account for uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $Nil at April 30, 2012, and January 31, 2012.

g)      Inventory

Inventories, consisting of electric water heaters, are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of April 30, 2012 and January 31, 2012, an allowance of $Nil and $Nil was recognized to mark the Company’s inventory to the lower of cost or market.

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

j)        Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended April 30, 2012 and January 31, 2012. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the periods ended April 30, 2012 and January 31, 2012.

k)      Product Warranty

The Company provides a one year warranty on all products sold. The Company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturer’s past experience. Spare parts equal to 1% of each order are provided to the Company free of charge from the manufacturer. During the three months ended April 30, 2012, the Company recognized $Nil (January 31, 2012 - $11) of warranty expenses in accrued liabilities and cost of goods sold. The Company did not have any warranty claims during the periods ended April 30, 2012 and January 31, 2012. The Company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

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

l)        Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At April 30, 2012, the Company had no potentially dilutive securities outstanding.

Pristine Solutions Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

m)     Foreign Currency Translation

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

n)      Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. At April 30, 2012 the deferred tax asset related to the Company’s net operating loss carry forward has been fully reserved and no benefit has been recognized in the Company’s consolidated financial statements.

o)      Recent Accounting Pronouncements

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

b)       As of April 30, 2012, the Company owes the sole director of the Company $6,413 (January 31, 2012 - $2,316) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms. The amount is accrued as a related party payable in the accompanying consolidated balance sheets.

4.        Loans payable

a)        As of April 30, 2012, the Company owes an unrelated third party $10,122 (January 31, 2012 - $9,972) for a note payable dated December 21, 2010. The note payable is unsecured, non-interest bearing, and has no specified repayment terms.

b)       As of April 30, 2012, the Company is indebted to an unrelated third party for $27,840 (January 31, 2012 - $19,503).  This loan is non-interest bearing, and is due on demand.

5.        Common Stock

On February 27, 2012, the Company authorized an increase to the authorized number of shares of common stock from 100,000,000 shares to 650,000,000 shares and decrease the authorized preferred stock from 100,000,000 shares to 50,000,000 shares. The Company also effected a 6-1 forward stock split of the issued and outstanding shares of common stock on February 27, 2012. All share and per share information has been retroactively adjusted to reflect the forward stock split.

Pristine Solutions Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

6.        Commitments

On December 30, 2009, the Company entered into a license agreement to sell and distribute electric instant water heaters in Jamaica. According to the terms of the agreement, the Company was required to purchase no less than 50 products within six months of the agreement date. The agreement was effective for an initial period of one year and could be extended for a further period by either party if written notice was given 30 days prior to the expiration date. On March 18, 2011, the Company extended the term of the license agreement for an additional six months.  According to the terms of the agreement, the Company is required to purchase no less than 150 products within six months. As of April 30, 2012, 172 units of water heaters had been ordered of which 52 units were received by our Company and full payment had been made on the units.

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

Our Current Business

We are a startup, development stage company. We have only recently begun operations and we have relied upon the sale of our securities and proceeds from debt to fund those operations as we have only generated limited revenues from the sale of our products. We intend on developing a network of sales points for the sale and service of tankless water heaters in Jamaica. We aim to be the first tankless water heater company specializing in tankless-only products to enter the Jamaican market and the only company in the Jamaican market offering solar powered tankless water heater products. Currently, the Company is having trouble raising capital for its tankless water heaters business and is looking at opportunities in other sectors where there is more interest to raise capital.

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

On March 18, 2011 we entered into a new license agreement with Zhongshan for an additional six months. According to the terms of the agreement, our company will purchase no less than 150 products within six months from the date of the agreement. As of April 30, 2012, 172 units of water heaters were ordered, of which 52 units were received by our Company. Full payment has been made on all of the units.

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

February 2012 to January 2013

•         Website has been designed and once our company invests in more inventory, it will design and have a shopping cart added to it for online sales;

•         Market products to large retailers and distributors;

•         Testing of the units have been successful, and additional purchase orders have been placed from Zhongshan, the manufacturer;

•         Review opportunities for establishment of retail locations;

•         Attend trade shows;

•         Market products to hotels, resorts, and real estate developers;

•         Hire personnel to market and service our products;

•         Purchase additional assets, such as additional delivery vehicles, that can be used to service and market different regions;

•         Raise additional capital for inventory and marketing.

Results of Operations

Three months ended April 30, 2012 and 2011.

		Three months ended April 30, 2012		Three months ended April 30, 2011
Revenue	$	Nil		$1,197
Sales returns	$	Nil	$	Nil
Cost of Goods Sold	$	Nil		$(402)
Operating Expenses		$10,090		$11,462
Net Loss		$(10,475)		$(11,234)

Revenue

We had revenues of $Nil in the three months ended April 30, 2012 compared with $1,197 revenue for the three months ended April 30, 2011. There were some sample units that we repossessed due to non-payment by the vendors.   Revenues decreased for the three month period ended April 30, 2012 as a result of lack of sales.

Operating Expenses

We had operating expenses of $10,090 in the three months ended April 30, 2012 compared with $11,462 for the three months ended April 30, 2011. Operating expenses decreased for the three-month period due to decreased general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	As at April 30, 2012	As at January 31, 2012
Current Assets	$10,782	$6,681
Current Liabilities	$53,707	$39,457
Working Capital Deficit	$(49,925)	$32,776

Our net cash used by operating activities for the three months ended April 30, 2012 was $4,386 compared to $10,049 for the three months ended April 30, 2011.

Our net cash used by investing activities for the three months ended April 30, 2012 was $Nil compared to $Nil for the three months ended April 30, 2011.

Our net cash provided by financing activities for the three months ended April 30, 2012 was $8,487 compared to $12,875 for the three months ended April 30, 2011.   The cash provided from financing activities in 2012 is the result of proceeds from a note payable.

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

Inventory

Inventories, consisting of electric water heaters, are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of April 30, 2012 and January 31, 2012, an allowance of $Nil and $Nil was recognized to mark our company’s inventory to the lower of cost or market.

Financial Instruments

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended April 30, 2012 and January 31, 2012. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the periods ended April 30, 2012 and January 31, 2012.

Product Warranty

Our company provides a one year warranty on all products sold. Our company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturer’s past experience. Spare parts equal to 1% of each order are provided to our company free of charge from the manufacturer. During the three months ended April 30, 2012, our company recognized $Nil (January 31, 2012 - $11) of warranty expenses in accrued liabilities and cost of goods sold. Our company did not have any warranty claims during the periods ended April 30, 2012 and January 31, 2012. Our company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.       Mine Safety Disclosures

Not applicable.

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

PRISTINE SOLUTIONS INC.

Date: June 19, 2012	/s/ CHRISTINE BUCHANAN-MCKENZIE
Christine Buchanan-McKenzie
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)