Form 10-Q
period 2012-07-31
PRISTINE SOLUTIONS INC.
filed 2012-09-19
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number333-166487

PRISTINE SOLUTIONS INC.

(Name of small business issuer in its charter)

Nevada	N/A
(State of incorporation)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd., Suite 900

Beverly Hills, CA 90212

(Address of principal executive offices)

786-514-6512

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 (Not Required) Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

As of September 19, 2012, there were 443,000,686 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PRISTINE SOLUTIONS INC.

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Pristine Solutions Inc.(the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "PRTN" refers to Pristine Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Financial Statements

July 31, 2012

Index

Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to the Consolidated Financial Statements	7

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	July 31, 2012	January 31, 2012
ASSETS

Current Assets

Cash	$–	$201
Inventory	6,480	6,480

Total Current Assets	6,480	6,681

Property and equipment, net	5,048	5,699
Total Assets	$11,528	$12,380
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$1,276	$7,666
Loans payable	54,726	29,475
Related party payables	1,625	2,316

Total Current Liabilities	57,627	39,457

Contingencies and Commitments	–	–

Stockholders’ Deficit
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	–	–
Common stock, 650,000,000 shares authorized, $0.0001 par value; 418,000,686 shares issued and outstanding	41,800	41,800
Additional paid-in capital	8,700	8,700
Deficit accumulated during the development stage	(96,599)	(77,577)

Total Stockholders’ Deficit	(46,099)	(27,077)

Total Liabilities and Stockholders’ Deficit	$11,528	$12,380

The accompanying notes are an integral part of these consolidated financial statements.

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					From
	For the	For the	For the	For the	December 8,
	Three Months	Three Months	Six Months	Six Months	2009
	Ended	Ended	Ended	Ended	(Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31,
	2012	2011	2012	2011	2012

Sales, net of returns	$–	$45	$–	$1,242	$4,243
Cost of Goods Sold	–	(43)	–	(445)	(1,428)
Gross Margin	–	2	–	797	2,815

Operating Expenses
Depreciation and amortization	325	325	651	651	2,768
General and administrative	9,014	8,297	18,778	19,433	98,769

Total Operating Expenses	9,339	8,622	19,429	20,084	101,537

Loss from Operations	(9,339)	(8,620)	(19,429)	(19,287)	(98,722)

Other Income (Expense)
Foreign exchange gain (loss)	792	78	407	(489)	2,123

Net Loss	$(8,547)	$(8,542)	$(19,022)	$(19,776)	$(96,599)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	418,000,686	418,000,686	418,000,686	418,000,686

The accompanying notes are an integral part of these consolidated financial statements.

Pristine Solutions Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From
	For the	For the	December 8,
	Six Months	Six Months	2009
	Ended	Ended	(Inception) to
	July 31,	July 31,	July 31,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$(19,022)	$(19,776)	$(96,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	651	651	2,768
Changes in operating assets and liabilities:
Accounts receivable	–	2,293	–
Inventory	–	420	-6,480
Accounts payable and accrued liabilities	(6,390)	2,817	1,276
Related party payable	(691)	266	1,625

Net Cash Used in Operating Activities	(25,452)	(13,329)	(97,410)

Cash Flows from Investing Activities
Purchase of property and equipment	–	–	(7,816)

Net Cash Used in Investing Activities	–	–	(7,816)

Cash Flows from Financing Activities
Proceeds from note payable	25,251	15,561	54,726
Proceeds from the issuance of common stock	–	–	50,500

Net Cash Provided by Financing Activities	25,251	15,561	105,226

Increase (decrease) in Cash	(201)	2,232	–

Cash - Beginning of Period	201	1,543	–
Cash - End of Period	$–	$3,775	$–
Supplementary Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing and the attainment of profitable operations.  As of July 31, 2012, the Company has incurred losses totaling $96,599 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)

Receivables

The Company uses the allowance method to account for uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $Nil at July 31, 2012, and January 31, 2012.

g)

Inventory

Inventories, consisting of electric water heaters, are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of July 31, 2012 and January 31, 2012, an allowance of $Nil and $Nil was recognized to mark the Company’s inventory to the lower of cost or market.

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

j)

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended July 31, 2012 and January 31, 2012. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the periods ended July 31, 2012 and January 31, 2012.

k)

Product Warranty

The Company provides a one year warranty on all products sold. The Company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturer’s past experience. Spare parts equal to 1% of each order are provided to the Company free of charge from the manufacturer. During the six months ended July 31, 2012, the Company recognized $Nil (January 31, 2012 - $11) of warranty expenses in accrued liabilities and cost of goods sold. The Company did not have any warranty claims during the periods ended July 31, 2012 and January 31, 2012. The Company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

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

l)

Shipping and Handling Activities

Shipping and handling costs of $Nil are included in selling, general and administrative expenses during the six months ended July 31, 2012 (2011 - $Nil).

m)

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2012, the Company had no potentially dilutive securities outstanding.

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

o)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. At July 31, 2012 the deferred tax asset related to the Company’s net operating loss carry forward has been fully reserved and no benefit has been recognized in the Company’s consolidated financial statements.

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

b)

As of July 31, 2012, the Company owes the sole director of the Company $1,625 (January 31, 2012 - $2,316) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms. The amount is accrued as a related party payable in the accompanying consolidated balance sheets.

Pristine Solutions Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

4.

Loans payable

a)

As of July 31, 2012, the Company owes an unrelated third party $9,971 (January 31, 2012 - $9,972) for a note payable dated December 21, 2010. The note payable is unsecured, non-interest bearing, and has no specified repayment terms.

b)

As of July 31, 2012, the Company is indebted to an unrelated third party for $44,755 (January 31, 2012 - $19,503).  This loan is non-interest bearing, and is due on demand.

5.

Common Stock

On February 27, 2012, the Company authorized an increase to the authorized number of shares of common stock from 100,000,000 shares to 650,000,000 shares and decrease the authorized preferred stock from 100,000,000 shares to 50,000,000 shares. The Company also effected a 6-1 forward stock split of the issued and outstanding shares of common stock on February 27, 2012. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

6.

Commitments

On December 30, 2009, the Company entered into a license agreement to sell and distribute electric instant water heaters in Jamaica. According to the terms of the agreement, the Company was required to purchase no less than 50 products within six months of the agreement date. The agreement was effective for an initial period of one year and could be extended for a further period by either party if written notice was given 30 days prior to the expiration date. On March 18, 2011, the Company extended the term of the license agreement for an additional six months.  According to the terms of the agreement, the Company is required to purchase no less than 150 products within six months. As of July 31, 2012, 172 units of water heaters had been ordered and received by the Company and full payment had been made on the units.

7.

Subsequent Events

On August 23, 2012, the Company acquired 100% of Eaton Scientific Systems, Ltd., a Nevada corporation (“ESSL”), in consideration for the issuance of 25,000,000 shares of restricted common stock. ESSL is a life science company that is focused on quality solutions to women’s health issues surrounding pre-menopausal, pari-menopausal and post-menopausal conditions with products using non-hormonal treatments.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Acquisition

On August 23, 2012, the Company acquired 100% of Eaton Scientific Systems, Ltd., a Nevada corporation (“ESSL”), in consideration for the issuance of 25,000,000 shares of restricted common stock. ESSL is a life science company that is focused on quality solutions to women’s health issues surrounding pre-menopausal, pari-menopausal and post-menopausal conditions with products using non-hormonal treatments.

Results of Operations

Three and six months ended July 31, 2012 and 2011.

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011
Revenue	$ -	$45	$ -	$ 1,242
Cost of Goods Sold	-	43	-	445
Operating Expenses	9,339	8,622	19,429	20,084
Foreign Exchange Gain (Loss)	792	78	407	(489)
Net Loss	(8,547)	(8,542)	(19,022)	(19,776)

Revenue

We had revenues of $0 in the three months ended July 31, 2012 compared with $45 revenue for the three months ended July 31, 2011. We had revenues of $0 in the six months ended July 31, 2012 compared with $1,242 for the six months ended July 31, 2011.  Revenues decreased for the 2012 periods as a result of not selling demonstration units to hardware companies interested in selling the tankless hot water heaters.

Operating Expenses

We had operating expenses of $9,339 in the three months ended July 31, 2012 compared with $8,622 for the three months ended July 31, 2011. Operating expenses increased for the three-month period due to an increase in marketing efforts.  We had operating expenses of $19,429 in the six months ended July 31, 2012 compared with $20,084 for the six months ended July 31, 2011.  Operating expenses decreased for the six-month period due to a decrease in shipping costs, duties, and taxes.

Liquidity and Capital Resources

Working Capital

	As at	As at
	July 31, 2012	January 31, 2012
Current Assets	$6,480	$6,681
Current Liabilities	$57,627	$39,457
Working Capital Deficit	$(51,147)	$32,776

Our net cash used by operating activities for the six months ended July 31, 2012 was $25,452 compared to $13,329for the six months ended July 31, 2011.

Our net cash used by investing activities for the six months ended July 31, 2012 was $Nil compared to $NIL for the six months ended July 31, 2011.

Our net cash provided by financing activities for the six months ended July 31, 2012 was $25,251compared to $15,561 for the six months ended July 31, 2011.   The cash provided from financing activities in 2011 is the result of proceeds from loans payable.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended July 31, 2012 and January 31, 2012. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the periods ended July 31, 2012 and January 31, 2012.

Product Warranty

Our company provides a one-year warranty on all products sold. Our company’s policy is to accrue a warranty liability equal to 2% of sales based on the manufacturer’s past experience. Spare parts equal to 1% of each order are provided to our company free of charge from the manufacturer. During the three months ended July 31, 2012, our company recognized $Nil (January 31, 2012 - $11) of warranty expenses in accrued liabilities and cost of goods sold. Our company did not have any warranty claims during the periods ended July 31, 2012 and January 31, 2012. Our company will continue to evaluate its warranty policy based on actual products returned and costs incurred.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the period ended July 31, 2012, the Company did not issue any shares of its common stock.

2.

Subsequent Issuances:

Subsequent to the quarter, we issued 25,000,000 shares of our common stock as previously disclosed a Form 8-K filed on August 24, 2012.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
2.01	Share Exchange Agreement	Filed with the SEC on August 24, 2012 as part of our current report on Form 8-K.
3.01	Articles of Incorporation	Filed with the SEC on May 3, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Certificate of Amendment	Filed with the SEC on May 3, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on May 3, 2010 as part of our Registration Statement on Form S-1.
10.01	Consulting Agreement with Christine Buchanan-McKenzie	Filed with the SEC on May 3, 2010 as part of our Registration Statement on Form S-1.
10.02	License Agreement with ZhongshanGuangsheng Industry Co., Ltd.	Filed with the SEC on May 3, 2010 as part of our Registration Statement on Form S-1.
21.01	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRISTINE SOLUTIONS INC.
Dated: September 19, 2012	/s/ MICHAEL BORKOWSKI
MICHAEL BORKOWSKI
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 19, 2012	/s/ MICHAEL BORKOWSKI
By: MICHAEL BORKOWSKI Its: Director