Form 10-Q
period 2012-10-31
PRISTINE SOLUTIONS INC.
filed 2012-12-20
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission File Number 333-166487

PRISTINE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9595 Wilshire Blvd., Suite 900 Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

310-281-6923
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
☒ YES     ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ YES     ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

443,000,686 common shares issued and outstanding as of December 17, 2012

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company’s unaudited interim consolidated financial statements for the three and nine month periods ended October 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended January 31, 2012 on Form 10K, as filed with the Securities and Exchange Commission.

PRISTINE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	October 31, 2012	January 31, 2012
		(audited)
ASSETS
Current assets
Cash	$363,477	$201
Inventory	-	6,480
Total current assets	363,477	6,681

Property and equipment, net	-	5,699
Intangible assets, net	29,191	-
Goodwill	160,141	-
TOTAL ASSETS	$552,809	$12,380

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$37,791	$7,666
Notes and loans payable	-	29,475
Related party payables	7,306	2,316
Total current liabilities	45,097	39,457

Related party loans	661,525	-
Total Liabilities	706,622	39,457

Stockholders' Deficit
Preferred Stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par, 650,000,000 shares authorized, 443,000,686 and 418,000,686 shares issued and outstanding as of October 31, 2012 and January 31, 2012, respectively	44,300	41,800
Additional paid in capital	6,200	8,700
Accumulated Deficit	(204,313)	(77,577)
Total Stockholders' Deficit	(153,813)	(27,077)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$552,809	$12,380

The accompanying notes are an integral part of these financial statements

PRISTINE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF INCOME

	For the three months ended		For the nine months ended		Cumulative from December 8, 2009 (Inception) to
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011	October 31, 2012

Revenue	$-	$-	$-	$1,995	$4,243
Sales returns	-	(672)	-	(1,425)	-
Cost of revenues	-	224	-	(221)	(1,428)
Gross profit	-	(448)	-	349	$2,815

Depreciation and amortization	(235)	326	416	977	2,533
General and administrative expenses	152,772	5,878	171,550	25,311	251,541
Total operating expenses	152,537	6,204	171,966	26,288	254,074

Net operating income (loss)	(152,537)	(6,652)	(171,966)	(25,939)	(251,259)

Other expenses
Gain on forgiveness of debt	56,351	-	56,351	-	56,351
Loss on disposal of asset	(11,528)	-	(11,528)	-	(11,528)
Gain on foreign currency exchange	-	2,805	407	2,316	2,123

Net (loss)	$(107,714)	$(3,847)	$(126,736)	$(23,623)	$(204,313)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	443,000,686	69,666,781	443,000,686	69,666,781	443,000,686

The accompanying notes are an integral part of these financial statements

PRISTINE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOW

	For the nine months ended		For the year ended			Cumulative from December 8, 2009(Inception) to
	October 31, 2012	October 31, 2011	January 31, 2012		January 31, 2011	October 31, 2012

Cash Flow from operations:
Net loss	$(126,736)	$(23,623)		$(26,445)	$(46,436)	$(204,313)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	416	977		1,303	814	2,533
Gain on currency exchange	(407)	-		-	-	(407)
Loss on disposal of asset	11,528	-		-	-	11,528
Gain on forgiveness of debt	(56,351)	-		-	-	(56,351)
Changes in operating assets and liabilities:						-
(Increase) decrease in accounts receivable	-	2,985		2,985	(2,985)	-
(Increase) in inventory	-	(5,430)		(5,430)	(1,050)	(6,480)
Increase (decrease) in accounts payable and accrued expenses	31,289	5,390		6,494	(1,819)	38,955
Increase (decrease) in related party payables	5,590	260		261	990	7,906
Net cash (used in) operating activities	(134,671)	(19,441)		(20,832)	(50,486)	(206,629)

Cash Flow from investing activities:
(Increase) decrease in property and equipment	-	-		-	(7,816)	(7,816)
(Increase) in Intangible Assets	(6,000)	-		-	-	(6,000)
Net cash (used in) investing activities	(6,000)	-		-	(7,816)	(13,816)

Cash Flow from financing activities:
Proceeds from notes payable	25,251	18,099		19,490	9,985	54,726
Proceeds from related party loans	500,000	-		-	-	500,000
Repayment of related party loans	(21,475)	-		-	-	(21,475)
Issuance of common stock	-	-		-	-	41,800
Increase in capital due to share exchange	-	-		-	-	8,700
Cash received due to share exchange	171	-		-	-	171
Net cash provided by financing activities	503,947	18,099		19,490	9,985	583,922

Increase in cash	363,276	(1,342)		(1,342)	(48,317)	363,477

Cash - beginning of period	201	1,543		1,543	49,860	-

Cash - end of period	$363,477	$201		$201	$1,543	$363,477

NONCASH ACTIVITIES
Stock issued related to share exchange	$2,500	$-	$		$2,500	$2,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-		$-	$-	$-
Income taxes paid	$-	$-		$-	$-	$-

The accompanying notes are an integral part of these financial statements

PRISTINE SOLUTIONS, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2012

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

The Company was incorporated on December 8, 2009 under the laws of the State of Nevada. The Company’s wholly owned subsidiary, Pristine Solutions Limited, was incorporated under the laws of Jamaica. The Company’s original business plan focused on developing a network of sales points for the sale and service of tankless water heaters in Jamaica, through Pristine Solutions Limited.

On August 22, 2012, Christine Buchanan-McKenzie resigned from all positions with the Company, including, but not limited to that of President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a member of the Board of Directors.  The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On the same day, Mr. Michael Borkowski was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a member of the Board of Directors of the Company.

On August 23, 2012, the Company and its controlling stockholders (the “Controlling Stockholders”) entered into a Share Exchange Agreement (the “Share Exchange”) with Eaton Scientific Systems, Ltd., a Nevada corporation (“ESSL”) and the shareholders of ESSL (the “ESSL Shareholders”), whereby the Company acquired 25,000,000 shares of common stock (100%) of ESSL (the “ESSL Stock”) from the ESSL Shareholders.  In exchange for the ESSL Stock, the Company issued 25,000,000 shares of its common stock to the ESSL Shareholders.

The Company’s Chief Executive Officer, Mr. Michael J. Borkowski, and the Company’s controlling shareholder and former President, Ms. Christine Buchanan-McKenzie, entered into a Common Stock Purchase Agreement, whereby Mr. Borkowski would purchase one hundred (100%) percent of the Company’s common shares owned by Mrs. Buchanan-McKenzie, or 240,000,000 shares, at par value $.0001, representing approximately 54.1% of the Company’s total issued and outstanding shares.  The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012.  On October 23, 2012, the Common Stock Purchase Agreement was finalized, and a Change in Control of the Registrant took place.

In conjunction with the Share Exchange and Common Stock Purchase Agreement, the total shares held by the ESSL Shareholders are 265,000,000, or approximately 59.8% of the issued and outstanding common stock of the Company as of October 30, 2012.  In addition, certain ESSL shareholders owning a total of 135,779,375 shares of the Company’s common stock, representing approximately 30.64% of the issued and outstanding common stock of the Company, entered into three (3) separate twenty-four (24) month Lock-Up Agreements.

As a result of the Share Exchange, (i) ESSL became the Company’s wholly owned subsidiary; and (ii) the Company intends to continue the ESSL operations as its primary business.  In addition, on November 27, 2012, the Company changed its name to Eaton Scientific Systems, Inc.

Please note that the information provided below, unless otherwise noted, relates to the combined enterprises of ESSL and the Company after the Share Exchange.

Headquartered in Beverly Hills, California, the Company is engaged in biomedical product development in the area of women’s health.  The Company’s mission is to provide solutions to women’s health issues surrounding pre-menopausal, peri-menopausal and post-menopausal conditions. The Company intends to develop non-hormonal treatments, and address the specific need for a non-hormonal solution to “Hot-Flushes”, a common symptom experienced by many pre-menopausal and post-menopausal women.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing and the attainment of profitable operations.  As of October 31, 2012, the Company has incurred losses totaling $204,313 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is January 31.

Development Stage Company
The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity.” The Company is still devoting substantially all of its efforts on establishing the business, and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Principals of Consolidation
The consolidated financial statements include the accounts of Pristine Solutions, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of October 31, 2012, and January 31, 2012, the Company had no cash equivalents.

Inventory
Inventories, consisting of electric water heaters, are stated at cost. As of January 31, 2012, inventory on hand was $6,480.  The Company evaluated any inventory on hand as of October 31, 2012, and determined that there was no product of any value that would be considered an inventory item.  As a result, the carrying value of $6,480 was recognized as a loss as of October 31, 2012.

Property and Equipment
Property and equipment consists of a vehicle which is recorded at cost. The vehicle is being depreciated on a straight-line basis over 6 years.  As of October 31, 2012, the Company has determined that the asset was not transferred to the Company upon the resignation of its former President.  As a result, the Company has recorded a loss of $5,048 at October 31, 2012.

Intangible Assets
Intangible assets consist of legal and other costs incurred in connection with the development of pending patents, are capitalized and are amortized over the shorter of the economic or legal life of the patent.  During the nine months ended October 31, 2012 and the year ended January 31, 2012, $29,607 and $0 were capitalized to product development costs.

Financial Instruments
The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, loans payable and related party payables. The Company believes that the recorded values of the Company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Revenue Recognition
Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the periods ended October 31, 2012 and January 31, 2012. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. No revenues were deferred due to products being configured to customer requirements during the periods ended October 31, 2012 and January 31, 2012.

Earnings (Loss) Per Share
Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At October 31, 2012, the Company had no potentially dilutive securities outstanding.

Foreign Currency Translation
Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. The United States dollar is the functional and reporting currency.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. At October 31, 2012 the deferred tax asset related to the Company’s net operating loss carry forward has been fully reserved and no benefit has been recognized in the Company’s consolidated financial statements.

Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on their financial position or results of operations.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	October 31, 2012	January 31, 2012
Automobile	$-	$7,816
Accumulated depreciation	-	(2,768)
Property and equipment, net	$-	$5,048

Depreciation expense totaled $0 and $1,303 for the nine months ended October 31, 2012 and the year ended January 31, 2012, respectively.  As part of the Share Exchange, no property was transferred to the Company, and the carrying value of $5,048 was recognized as a loss as of October 31, 2012.

NOTE 4. INTANGIBLE ASSETS

Intangible Assets consists of the following:

	October 31, 2012	January 31, 2012
Product Development Costs	$29,607	$-
Accumulated Amortization	(416)	-
Intangible Assets, net	$29,191	$-

Amortization expense totaled $416 and $0 for the nine months ended October 31, 2012 and the year ended January 31, 2012, respectively.

NOTE 5: GOODWILL

Goodwill of $160,141 represents the value of the expected synergies and unidentifiable intangible assets resulting from the acquisition of Eaton Scientific Systems, Ltd. on August 23, 2012.

NOTE 6: RELATED PARTY TRANSACTIONS

As at October 31, 2012, affiliates and related parties are due a total of $668,831, which is comprised of $515,000 cash loans, $146,525 of accrued compensation due to related parties converted to a note payable, $6,000 in unpaid compensation, and $1,306 due to related parties for reimbursable expenses.  During the three months ended October 31, 2012, unpaid compensation increased by $6,000, and reimbursable expenses decreased by $319.

The cash loans include a Convertible Note Payable in the amount of $500,000 dated September 10, 2012, which is interest free, is payable within two (2) years, and contains a provision to convert the loan into shares of the Company’s common stock.  Additional cash loans in the amount $15,000 represent funds advanced to the Company for the purpose of short term cash flow requirements, are unsecured, interest free, and payable upon demand. The total amount of $515,000 is included as a related party loan in the accompanying consolidated balance sheets.

The accrued compensation due to related parties is represented by a Convertible Note Payable in the amount of $168,000, which is interest free, is payable upon demand, and contains a provision to convert the loan into shares of the Company’s common stock.  As of October 31, 2012, cash repayments have been made in the amount of $21,475, resulting in a principal balance owed at October 31, 2012 of $146,525, and is included as a related party loan in the accompanying consolidated balance sheets.

The Company owes the president and CEO of the Company $6,000 in unpaid compensation, and $1,306 for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms. The amount is included as a related party payable in the accompanying consolidated balance sheets.

NOTE 7: COMMON STOCK

On February 27, 2012, the Company authorized an increase to the authorized number of shares of common stock from 100,000,000 shares to 650,000,000 shares and decreased the authorized preferred stock from 100,000,000 shares to 50,000,000 shares.

The Company also effectuated a 6-1 forward stock split of the issued and outstanding shares of common stock on February 27, 2012. As a result, each shareholder received 6 shares for each share of common stock held.  All share and per share information has been retroactively adjusted to reflect the stock split, resulting in a total number of shares issued and outstanding of 418,000,686 after the stock split.

On August 23, 2012, the Company acquired 100% of Eaton Scientific Systems, Ltd., a Nevada corporation, in consideration for the issuance of 25,000,000 shares of restricted common stock.

As of October 31, 2012, there were 443,000,686 shares of the Company’s common stock issued and outstanding.

NOTE 8: COMMITMENTS AND CONTINGENCIES

On August 28, 2012, the Company’s wholly owned subsidiary, Eaton Scientific Systems, Ltd. entered into a Consulting Agreement with Dr. David Stark (the “Stark Agreement”).  The Stark Agreement is effective September 1, 2012, is for a period of 12 months, and provides compensation in the amount of $4,000 per month. The Berman Agreement also includes expense reimbursements, and may be extended upon mutual agreement in increments of three month periods.

On September 12, 2012, the Company’s wholly owned subsidiary, Eaton Scientific Systems, Ltd. also entered into a Consulting Agreement with Dr. Jennifer Berman (the “Berman Agreement”).  The Berman Agreement is effective October 1, 2012, and is for a period of 12 months, and provides compensation in the amount of $5,000 per month, increasing to $6,000 per month after six months. The Berman Agreement also includes expense reimbursements, and stock options granted beginning January 1, 2013.

On October 1, 2012, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “Employment Agreement”) to serve as the Company’s President, CEO, and Director of the Board of Directors. The Employment Agreement is effective September 1, 2012 and continues for a term of three years. The Employment Agreement includes compensation in the amount of $72,000 per year, stock options, and certain other benefits in the event they are offered by the Company in the future.

NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between October 31, 2012 and the date the financial statements were available for issue, for possible disclosure or recognition in the financial statements.  The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

On November 27, 2012, the Company changed its name to from Pristine Solutions, Inc. to Eaton Scientific Systems, Inc. As of December 20, 2012, the Company is waiting for approval from FINRA prior to making any name changes on its filings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause the Company’s or the Company’s industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company do not intend to update any of the forward-looking statements to conform these statements to actual results.

The Company’s unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s financial statements and the related notes that appear elsewhere in this quarterly report.

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in the Company’s capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “the company” and “Eaton” refer to Eaton Scientific Systems, Inc. (formerly Pristine Solutions, Inc.), a Nevada corporation.

History and Background

The Company was incorporated on December 8, 2009 under the laws of the State of Nevada. On November 27, 2012, the Company’s name was changed from Pristine Solutions, Inc. to Eaton Scientific Systems, Inc.

The Company wholly owned subsidiary, Pristine Solutions Limited, was incorporated under the laws of Jamaica. The Company’s original business plan focused on developing a network of sales points for the sale and service of tankless water heaters in Jamaica, through Pristine Solutions Limited. The Company’s aim was to become the first tankless water heater company specializing in tankless-only products to enter the Jamaican market, and the only company in the Jamaican market offering solar-powered tankless water heater products.  As part of its plan, on December 30, 2009, the Company entered into a distribution agreement with Zhongshan Guangsheng Industry Co., Ltd., of China (“Zhongshan”), the manufacturer of the tankless water heaters.   Zhongshan currently manufactures the tankless water heaters under the brand Gleamous Electric Appliances.

On August 22, 2012, Christine Buchanan-McKenzie resigned from all positions with the Company, including, but not limited to that of President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a member of the Board of Directors.  The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On the same day, Mr. Michael Borkowski was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a member of the Board of Directors of the Company.

On August 23, 2012, the Company and its controlling stockholders (the “Controlling Stockholders”) entered into a Share Exchange Agreement (the “Share Exchange”) with Eaton Scientific Systems, Ltd., a Nevada corporation (“ESSL”) and the shareholders of ESSL (the “ESSL Shareholders”), whereby the Company acquired 25,000,000 shares of common stock (100%) of ESSL (the “ESSL Stock”) from the ESSL Shareholders.  In exchange for the ESSL Stock, the Company issued 25,000,000 shares of its common stock to the ESSL Shareholders.

The Company’s Chief Executive Officer, Mr. Michael J. Borkowski, and the Company’s controlling shareholder and former President, Ms. Christine Buchanan-McKenzie, entered into a Common Stock Purchase Agreement, whereby Mr. Borkowski would purchase one hundred (100%) percent of the Company’s common shares owned by Mrs. Buchanan-McKenzie, or 240,000,000 shares, at par value $.0001, representing approximately 54.1% of the Company’s total issued and outstanding shares.  The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012.  On October 23, 2012, the Common Stock Purchase Agreement was finalized, and a Change in Control of the Registrant took place.

In conjunction with the Share Exchange and Common Stock Purchase Agreement, the total shares held by the ESSL Shareholders are 265,000,000, or approximately 59.8% of the issued and outstanding common stock of the Company as of October 30, 2012.  In addition, certain ESSL shareholders owning a total of 135,779,375 shares of the Company’s common stock, representing approximately 30.64% of the issued and outstanding common stock of the Company, entered into three (3) separate twenty-four (24) month Lock-Up Agreements.

As a result of the Share Exchange, (i) ESSL became the Company’s wholly owned subsidiary; and (ii) the Company intends to continue the ESSL operations as its primary business.  In addition, on November 27, 2012, the Company changed its name to Eaton Scientific Systems, Inc.

 Please note that the information provided below, unless otherwise noted, relates to the combined enterprises of ESSL and the Company after the Share Exchange.

Headquartered in Beverly Hills, California, the Company is engaged in biomedical product development in the area of women’s health.  The Company’s mission is to provide solutions to women’s health issues surrounding pre-menopausal, peri-menopausal and post-menopausal conditions. The Company intends to develop non-hormonal treatments, and address the specific need for a non-hormonal solution to “Hot-Flushes”, a common symptom experienced by many pre-menopausal and post-menopausal women.

The Company is in the process of developing a novel treatment for climacteric (menopausal) symptoms, has filed a Provisional Patent Application, USPTO No. 60/719,756, and a Patent Pending Application USPTO No. 11/523,975, which covers a novel indication for an existing FDA cleared prescription drug, Tropine 3 (“Homatropine”). Tropine 3 is an orally ingested prescription product containing Homatropine, which is intended to reduce climacteric symptoms and improve quality of life in menopausal women who are experiencing “hot flashes” and “night sweats”, but who are not receiving hormone replacement therapy (“HRT”).  Homatropine (Equipin, Isopto Homatropine) is an anticholinergic medication that inhibits muscarinic acetylcholine receptors and thus the parasympathetic nervous system.

The Company has also developed a Clinical Trial Protocol for a Phase I/II, Prospective, Randomized, Double Blind, Placebo-Controlled, Dose Escalation, Open Label Study to Test the Efficacy and Safety of Homatropine Methylbromide Oral Suspension on Selected Climacteric Symptoms and Quality of Life in Menopausal Women Not Receiving HRT for its new drug indication and will execute the Trial with the goal of generating data that supports its claims. The Company has retained a team of medical professionals and is preparing the Protocol in order to begin a Clinical Trial (the “Study”) for FDA approval of Tropine 3 containing Homatropine in oral suspension.  The purpose of the Study is to look at the effectiveness and safety of the drug Homatropine, to see if it will provide relief of hot flashes, night sweats and other menopause symptoms, and improve the quality of life in women. The Company’s goal is to complete the study, barring any unforeseen delays, by the end of the 2nd calendar quarter of 2013.  Provided that the data supports the Company’s Claims it has outlined its Patent Application, it will present the information to the FDA for review.  The Company anticipates that the FDA will request a Phase III Trial to be conducted by the Company prior to a review for consideration of Tropine 3 receiving an FDA Approval.

The Company has recently finished its first Clinical Trial Protocol and is prepared to conduct the Study. The purpose of the Study will be to demonstrate that Tropine 3, its novel new indication of Homatropine, and existing FDA Approved drug currently used to treat heavy coughing, has the ability to provide relief to pre-menopausal, menopausal and post-menopausal women suffering from hot flashes. The Company’s technical mission is to prove its central thesis that Homatropine in an oral suspension formula can reduce hot flashes in pre-menopausal, menopausal and post-menopausal women through multiple clinical trial validations.

Results of Operations

Three and nine months ended October 31, 2012 compared to three and nine months ended October 31, 2011

The following summary should be read in conjunction with the Company’s financial statements for the quarter ended October 31, 2012, which are included herein.

As a development stage company, the Company has not yet launched the Company’s major business operations, which is focused on quality solutions to women’s health issues surrounding pre-menopausal, pari-menopausal and post-menopausal conditions with products using non-hormonal treatments.

					Inception
	Three months ended		Nine months ended		(December 8, 2009)
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011	to October 31, 2012

Revenue	$-	$-	$-	$1.995	$4,243

Sales returns	$-	$(672)	$-	$(1.425)	$-

Cost of goods sold	$-	$224	$-	$(221)	$(1,428)

General and administrative expenses	$152,772	$5,878	$171,550	$25,311	$251,541

Depreciation and amortization	$(235)	$326	$416	$977	$2,533

Other Income (loss)	$44,823	$2,805	$45,230	$2,316	$46,946

Net (loss)	$(112,285)	$(3,847)	$(126,736)	$(23,623)	$(204,313)

Revenue

The Company had revenues of $0 in the three months ended October 31, 2012 compared with $0 revenue for the three months ended October 31, 2011. The Company had revenues of $0 in the nine months ended October 31, 2012 compared with $1,995 for the nine months ended October 31, 2011.  Revenues decreased for the 2012 periods as a result of not selling demonstration units to hardware companies interested in selling the tankless hot water heaters.

General and administrative expenses

The Company had general and administrative expenses of $152,772 in the three months ended October 31, 2012 compared with $5,878 for the three months ended October 31, 2011. Operating expenses increased for the three-month period due to the August 23, 2012 Share Exchange with the Company’s wholly owned subsidiary, Eaton Scientific Systems, Ltd., resulting in an increase in costs related to the Company’s reorganization and development, including legal and accounting fees of $4,465, professional fees related to the Company’s capitalization of $32,428, executive compensation of $79,800,  publicity and promotion of $22,352, filing fees of $1,183, and other general and administrative expenses of $12,544. Operating expenses for the three month period ended October 31, 2011 were related to the Company’s water heater distribution activities for shipping costs, duties, and taxes.

The Company had general and administrative expenses of $171,550 in the nine months ended October 31, 2012 compared with $25,311 for the nine months ended October 31, 2011. Operating expenses increased for the nine-month due to the August 23, 2012 Share Exchange with the Company’s wholly owned subsidiary, Eaton Scientific Systems, Ltd., resulting in an increase in development costs associated with the Company’s reorganization, including legal and accounting fees of $18.925, professional fees related to the Company’s capitalization of $32,428, executive compensation of $79,800, publicity and promotion of $22,362, filing fees of $5,603, and other general and administrative expenses of $12,432.  Operating expenses for the nine month period ended October 31, 2011 were related to the Company’s water heater distribution activities for shipping costs, duties, and taxes.

Liquidity and Capital Resources

Working Capital	At October 31,	At January 31,	Increase
	2012	2012	(Decrease)
Current Assets	$363,477	$6,681	$356,793
Current Liabilities	45,097	39,457	5,640
Working Capital (Deficit)	$318,380	$(32,776)	$351,156

The Company is a development stage company focused on developing the Company’s business in the women’s health pharmaceutical sector.  The Company’s principal business objective for the next twelve (12) months will be to continue to develop the Company’s business plan. The Company has not earned any revenue.

As of October 31, 2012, the Company had cash on hand of $363,477, compared to $201 as of January 31, 2012.  The Company had working capital of $318,380 as of October 31, 2012, compared to a working capital deficit of ($32,776) as of January 31, 2012.  There is no assurance that the Company will be able to achieve revenues sufficient to become profitable.

The Company has incurred losses of $204,313 since inception. The Company’s continuation is dependent upon it attaining and maintaining profitable operations and raising additional capital as needed. The Company anticipates that it will have to raise additional funds through private placements of the Company’s equity securities and/or debt financing to complete the Company’s business plan. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the planned operations, the Company’s shareholders may lose some or all of their investment and the business may fail.

As at October 31, 2012, affiliates and related parties are due a total of $668,831, which is comprised of $515,000 cash loans, $146,525 of accrued compensation due to related parties converted to a note payable, $6,000 in unpaid compensation, and $1,306 due to related parties for reimbursable expenses.  During the three months ended October 31, 2012, unpaid compensation increased by $6,000, and reimbursable expenses decreased by $319.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

The Company’s net cash used in operating activities for the nine months ended October 31, 2012 was $134,671 compared to $19,441 for the nine months ended October 31, 2011.

The Company’s net cash used by investing activities for the nine months ended October 31, 2012 was $6,000 compared to $0 for the nine months ended October 31, 2011.

The Company’s net cash provided by financing activities for the nine months ended October 31, 2012 was $503,947 compared to $18,099 for the nine months ended October 31, 2011.   The cash provided from financing activities in 2012 is the result of proceeds from related party loans payable. The cash provided from financing activities in 2011 is the result of proceeds from loans payable.

Going Concern

The unaudited financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Future Financings

The Company will continue to rely on equity sales of the Company’s common shares in order to continue to fund the Company’s business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund the Company’s operations and other activities.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s company regularly evaluates estimates and assumptions related to long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                       CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president (the Company’s principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, carried out an evaluation, under the supervision and with the participation of the Company’s president (the Company’s principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president (the Company’s principal executive officer, principal financial officer and principal accounting officer) concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the quarter covered by this report there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

The Company knows of no material, existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which the Company’s director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

ITEM 1A.                   RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances

During the period ended October 31, 2012, the Company issued 25,000,000 shares of the Company’s common stock as previously disclosed a Form 8-K filed on August 24, 2012.

Subsequent Issuances

Subsequent to the quarter, the Company did not issue any shares of its common stock.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Number	Exhibit Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1
Share Exchange Agreement between Pristine Solutions, Inc. and Eaton Scientific Systems, Ltd. dated August 23, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 24, 2012)

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
3.4
Amended Articles of Incorporation/Certificate of Amendment filed with the Nevada Secretary of State on March 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012 filed April 30, 2012)

3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
(10)	Material Contracts
10.1	Consulting Agreement with Christine Buchanan-McKenzie (incorporated by reference to the Registrant’s registration statement on Form S-1filed on May 4, 2010)
10.2	License Agreement with Zhongshan Guangsheng Industry Co., Ltd. (incorporated by reference to the Registrant’s registration statement on Form S-1filed on May 4, 2010)
10.3	Consulting Agreement between Dr. David Stark and Eaton Scientific Systems, Ltd. dated August 28, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.4	2012 Employee Stock Option Plan of Pristine Solutions, Inc. dated September 1, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.5
Consulting Agreement between Dr. Jennifer Berman and Eaton Scientific Systems, Ltd. dated September 12, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)

10.6	Retainer Agreement with Cislo & Thomas, LLP, Attorneys at Law dated September 14, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.7	Employment Agreement between Michael Borkowski and Pristine Solutions, Inc. dated October 1, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.8	Patent Assignment dated September 19, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.9	Lock-up Leak-out Agreement with M. Katsuka Sandoval dated October 27, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.10	Lock-up Leak-out Agreement with Edward W. Withrow III dated October 27, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.11	Lock-up Leak-out Agreement with Edward W. Withrow IV dated October 27, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)

(16)	Letters on Change in Certifying Auditor
16.1	Letter from GBH CPA’s, PC dated November 2, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
(21)	List of Subsidiaries (2)
21.1	Pristine Solutions Limited, incorporated under the laws of Jamaica
21.2	Eaton Scientific Systems, Ltd., incorporated under the laws of Nevada, USA
(23)	Consents of Experts and Counsel
23.1	Letter from GBH CPA’s, PC dated July 21, 2010 (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
23.2	Letter from Stan J.H. Lee, CPA dated October 3, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(99)	Other Documents
99.1
Abstract of US Provisional Patent Application Ser No 60/719,756 / USPTO Patent Application USPTO No. 11/523,975 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)

99.2	Prior Art Search Letter pertaining to U.S. Provisional Application Ser. No. 60/719,756 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
99.3	USPTO Statement of Assignment of Rights to Patent No. 11/523,975 filed September 25, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
99.4	$500,000 Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRISTINE SOLUTIONS INC.
Dated: December 20, 2012	/s/ MICHAEL J. BORKOWSKI
MICHAEL J. BORKOWSKI
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 20, 2012	/s/ MICHAEL J. BORKOWSKI
By: MICHAEL J. BORKOWSKI Its: Director