Form 10-K
period 2013-01-31
EATON SCIENTIFIC SYSTEMS, INC.
filed 2013-05-16
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-166487

EATON SCIENTIFIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

9595 Wilshire Blvd., Suite 900 Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 310-281-6923

PRISTINE SOLUTIONS, INC.
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 if the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of July 31, 2012 was $45,675,514 based on a closing price of $0.225 for the Common Stock on August 20, 2012, the closest available date to last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

443,000,686 Common Shares issued and outstanding as of April 25, 2013

DOCUMENTS INCORPORATED BY REFERENCE

Current Report, Item 2.01 on Form 8-K filed on November 13, 2012

PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance, and include statements made by the Company regarding product development and obtaining FDA clearances. In some cases, forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors” that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The Company’s financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in the Company’s capital stock.

As used in this annual report, the terms "we", "us", "our" and "Eaton" mean Eaton Scientific Systems, Inc. (formerly Pristine Solutions, Inc.), and its wholly-owned subsidiary, Eaton Scientific Systems, Ltd., unless otherwise indicated.

Corporate Overview

The Company’s principal executive office is located at 9595 Wilshire Blvd., Suite 900, Beverly Hills, CA 90212, with administrative operations at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. The Company’s telephone number is 310-281-6923.

The Company’s website is www.eatonscientific.com.

The Company’s common stock is traded on the OTC Bulletin Board and the OTCQB under the symbol “ESSI”.

Corporate History

Formation and Development

The Company was incorporated in the state of Nevada on December 8, 2009, under the name Pristine Solutions, Inc. The Company’s wholly owned subsidiary, Pristine Solutions Limited, was incorporated under the laws of Jamaica. The Company’s original business plan focused on developing a network of sales points for the sale and service of tankless water heaters in Jamaica, through Pristine Solutions Limited. The Company’s aim was to become the first tankless water heater company specializing in tankless-only products to enter the Jamaican market, and the only company in the Jamaican market offering solar-powered tankless water heater products. As part of its plan, on December 30, 2009, the Company entered into a distribution agreement with Zhongshan Guangsheng Industry Co., Ltd., of China (“Zhongshan”), the manufacturer of the tankless water heaters.  Zhongshan manufactures the tankless water heaters under the brand Gleamous Electric Appliances.

On August 22, 2012, Christine Buchanan-McKenzie resigned from all positions with the Company, including, but not limited to that of President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a member of the Board of Directors. The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On the same day, Mr. Michael Borkowski was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and the sole member of the Board of Directors of the Company.

On August 23, 2012, the Company and its controlling stockholders entered into a Share Exchange Agreement (the “Share Exchange”) with Eaton Scientific Systems, Ltd., a Nevada corporation (“ESSL”) and the shareholders of ESSL (the “ESSL Shareholders”), whereby the Company acquired 25,000,000 shares of common stock (100%) of ESSL (the “ESSL Stock”) from the ESSL Shareholders.  In exchange for the ESSL Stock, the Company issued 25,000,000 shares of its common stock to the ESSL Shareholders. In addition, the Company’s Chief Executive Officer, Mr. Michael J. Borkowski, and the Company’s controlling shareholder and former President, Ms. Christine Buchanan-McKenzie, entered into a Common Stock Purchase Agreement, whereby Mr. Borkowski would purchase one hundred (100%) percent of the Company’s common shares owned by Mrs. Buchanan-McKenzie, or 240,000,000 shares, at par value $.0001, representing approximately 54.1% of the Company’s total issued and outstanding shares. The Common Stock Purchase Agreement and Share Exchange, was completed on October 22, 2012. On October 23, 2012, the Common Stock Purchase Agreement was finalized, and a change in control of the Registrant took place.

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

As a result of the Share Exchange and Common Stock Purchase Agreement, (i) there was a change in control of the Registrant; (ii) ESSL became the Company’s wholly owned subsidiary; and (iii) the ESSL operations will continue as the Company’s primary business.

On November 27, 2012, the Company changed its name to Eaton Scientific Systems, Inc.

NOTE: The following sections of this annual report and any further reference made to “the Company”, "we", "us", "our" and "Eaton" shall mean Eaton Scientific Systems, Inc. (formerly Pristine Solutions, Inc.),  and its wholly-owned subsidiary, Eaton Scientific Systems, Ltd., unless otherwise indicated.

Description of Business
Headquartered in Beverly Hills, California, the Company is engaged in biomedical product development in the area of women’s health.  The Company is a development stage company whose principal line of business is focused on quality solutions to women’s health issues surrounding pre-menopausal, peri-menopausal and post-menopausal conditions. The Company intends to develop non-hormonal treatments, and address the specific need for a non-hormonal solution to “Hot-Flashes”, a common symptom experienced by many pre-menopausal and post-menopausal women.

 Product Strategy and Overview

The Company has recently completed its Clinical Trial Protocol entitled “An Open Label Escalating Study to Determine Maximum Necessary Dose (MND) of Homatropine Methylbromide needed for Palliation of Hot Flashes in Menopausal Women,” dated March 14, 2013, a copy of which is attached herewith as Exhibit 99.6, for its new drug indication, with the goal of generating data that supports its claims. The Company has retained a team of medical professionals and is ready to begin Phase I of the Clinical Trial/Study (the “Study”).

On May 14, 2013, the Company entered into a Clinical Trial/Study Agreement with the American Institute of Research (the “CTS Agreement”) to, among other things, conduct the Study.  A copy of the CTS Agreement is included in this filing as Exhibit 10.13.  The Company’s goal is to complete the Study, barring any unforeseen delays, by the end of the 3nd calendar quarter of 2013.

The Study will consist of two parts: Study A and Study B. Study A be run in 2 stages: (1) a baseline run-in stage where subjects take no drug and record selected baseline climacteric symptoms for a duration of 7 days, and (2) a dose escalation stage where subjects take the study drug starting at the lowest dose and can escalate the drug to the next highest does if the drug is not working based on improvement of symptoms, minimization of side effect and tolerability duration 14 days. After maximum dose needed is decided then Study B can begin, which will involve a randomized double-blind placebo controlled study to test and measure the efficacy of Homatropine under its new indication.

Part of the Company’s mission is to prove its central thesis that Homatropine in an oral suspension formula can reduce hot flashes, and improve the quality of life in pre-menopausal, menopausal and post-menopausal women through multiple clinical trial validations. Provided that the data supports the Company’s claims it has outlined its Patent Application, it will present the information to the FDA for review.  The FDA may potentially request additional Trials to be conducted by the Company prior to a review for consideration of Tropine 3 receiving an FDA Approval.

The Market

Pre-Menopausal, Menopausal & Post-Menopausal

The climacteric (also known as menopause) is defined as the syndrome of endocrine (hormonal), somatic (bodily) and psychological changes occurring at the termination of the reproductive period in the female. According to the Greene Climacteric scale,  there are 21 common symptoms associated with a woman’s climacteric stage, namely heart beating quickly or strongly, feeling tense or nervous, difficulty in sleeping, excitability, attacks of panic, difficulty in concentrating, feeling tired or lacking in energy, loss of interest in most things, feeling unhappy or depressed, crying spells, irritability, feeling dizzy or faint, pressure or tightness in head or body, parts of the body feel numb or tingling, headaches, muscle and joint pains, loss of feeling in hands and feet, breathing difficulties, hot flashes, sweating at night, and loss of interest in sex. Other symptoms commonly experienced in climacteric women include urinary frequency and urgency, palpitations, and anxiety.

About 50 million women in the United States alone experience hot flashes. Eighty-five percent of the women in the United States experience hot flashes of some kind as they approach menopause and for the first year or two after their periods stop. Between 20% and 50% of women continue to have them for many more years. As time goes on, the intensity decreases. The women’s health market as it pertains to menopause is approximately 26.8 million women and is expected to grow to over 50 million as the baby boomers start to enter this phase of their life. Though there are many issues affecting women in the menopausal age the biggest factors focus on hormonal replacement therapies and the treatments association to breast cancer.

Menopause is a normal part of life, just like puberty. It is the time of a woman’s last period, but symptoms can begin several years earlier. Some symptoms of menopause can last for months or years after. Changing levels of estrogen and progesterone, which are two female hormones made in a women’s ovaries, might lead to these symptoms. This time of change is known as the menopausal transition, but many women and their doctors also call it peri-menopause. It can begin several years before a women’s last menstrual period. Peri-menopause lasts for 1 year after a women’s last period. After a full year without a period, women can say they have been "through menopause." Post-menopause follows menopause and lasts the rest of their life.

The average age of a woman having her last period, menopause, is 51. But, some women have their last period in their forties, and some have it later in their fifties. Smoking can lead to early menopause. So can some types of operations. For example, surgery to remove a uterus (called a hysterectomy) will make a woman’s periods stop, and that is menopause. A woman might not have menopause symptoms like hot flashes immediately, however, because, if her ovaries are untouched, they still make hormones. In time, when the ovaries start to make less estrogen, menopause symptoms could start. But, sometimes both ovaries are removed (called an oophorectomy), usually along with her uterus. That is menopause too. In this case, menopause symptoms can start right away; no matter what age a woman is, because her body has lost its main supply of estrogen.

According to the recent study “Women’s Health Therapeutics Market to 2017” (“GBI Study”) by GBI Research issued in January 1, 2012, there continues to be a “high unmet need will drive uptake of novel drugs”. GBI Research finds that the women’s health therapeutics market will grow rapidly, largely due to the introduction of new therapies and the increased awareness among patients and physicians in two of the largest segments within women’s health disorders, the menopause and osteoporosis areas. According to the GBI Research Study, Novel non-hormonal therapeutics will become more popular during the forecast period. The GBI Study further overall women’s health therapeutics market is driven by postmenopausal osteoporosis and menopause.

According to the GBI Study the women’s health therapeutics market research and development pipeline is only moderately strong, with the majority of first-in-class drugs in late stages of development. These drugs are expected to drive market revenues and it is expected that, if they are approved and are shown to have better safety profiles, patients will comply with novel therapies. In particular, non-hormones are set to take over the conventional hormone therapeutics market.

In 2010, the global women’s health therapeutics market was estimated to be worth $14.5 billion, after a Compound Annual Growth Rate (“CAGR”) of 3.5% between 2002 and 2010. By 2017, the market is estimated to reach $24.6 billion, indicating a CAGR of 7.9% between 2010 and 2017. Owing to several factors such as the publication of the Women’s Health Initiative (“WHI”) study results, and a lack of effective therapeutics, the women’s health therapeutics market grew only moderately between 2002 and 2010. However, the launch of novel therapeutics in the near future is expected to satisfy the unmet need in the market. This will have a pronounced effect on positive growth in the menopause therapeutics market.

The Company believes that the menopausal market has considerable unmet need, as the fear of diseases that have, in certain studies (“2002 Women’s Health Initiative”) been linked to hormonal therapeutics. Hormones have been shown to be associated with significant safety issues such as risks of breast cancer and cardiovascular disease. Hence, the use of hormones has declined and women are worried about resuming hormonal therapy for the treatment of the menopause/osteoporosis. There is an opportunity for pharmaceutical companies to develop drugs with greater safety profiles and more competitive prices.

Menopause Advertising

Menopausal advertising is currently a real challenge, and it appears that, unless real change occurs in the public perception of menopause, it will continue to be a challenge. Unfortunately, advertisers consistently project negative images of menopause in order to promote their products since fear of the lack of sex also sells and in doing so they perpetuate the myth. The overwhelming message is that unless women actually do something about this dreadful impending thing called menopause, they will not be “slim, sane and sexy”. The media plays into that message as well.

The underlying message communicated by advertisers is that women must project an image that equates to reproductive viability in order to be of any true value to society. If women cannot attract a mate in order to reproduce they are of no true use except possibly as grandmothers. Menopause by definition means they cannot reproduce.

Hormone Replacement Therapy Market

The U.S. Preventive Services Task Force (“USPSTF”), an independent group of health experts convened at the request of Congress, first hinted that hormone replacement therapy (“HRT”) may be too risky for long-term use in 2005. At that time, after reviewing the available data, the task force warned women against relying on HRT to prevent chronic conditions like heart disease and dementia. Some earlier studies had suggested that the supplemental hormones that women take to relieve night sweats and hot flashes associated with menopause could also protect the heart and brain from aging-related decline. Use of hormone therapy declined, however, after a 2002 WHI study found little difference in rates of heart disease among women who used HRT and those who did not. Instead, the study reported HRT might increase the risks of heart disease and breast cancer.

In the past, HRT was widely recommended for the treatment of menopause and menopausal symptoms, as well as for the prevention of osteoporosis and heart disease. The large study, conducted in 2002 by WHI, shed new light on how HRT is viewed. HRT is used to supplement the body with either estrogen alone or estrogen and progesterone in combination during and after menopause. Estrogen and progesterone are hormones that are produced by a woman's ovaries. As menopause nears, the ovaries reduce most of their production of these hormones. Lowered or fluctuating estrogen levels may cause menopause symptoms such as hot flashes, and medical conditions such as osteoporosis. When the ovaries no longer produce adequate amounts of estrogen and progesterone (as in menopause) HRT can be given to supplement the body with adequate levels.

Estrogen and progesterone together thicken the lining of the uterus, preparing it for the possible implantation of a fertilized egg. Estrogen also influences how the body uses calcium, an important mineral in the building of bones, and helps maintain healthy levels of cholesterol in the blood. Estrogen also keeps the vagina healthy. Hormone therapy helps to replenish the estrogen, relieving some of the symptoms of menopause when they are moderate to severe. They are no longer recommended, however, to prevent chronic diseases.

Progesterone is used along with estrogen in women who still have their uterus. In these women, if taken without progesterone, estrogen increases the risk for cancer of the endometrium (the lining of the uterus). During a woman's reproductive years, endometrial cells are shed during menstruation. When the endometrium is no longer shed, estrogen can cause an overgrowth of cells in the uterus, a condition that can lead to cancer.

Progesterone reduces the risk of endometrial cancer by making the endometrium shed each month. As a result, women who take progesterone may have monthly bleeding. Monthly bleeding can be lessened and, in some cases, eliminated by taking progesterone and estrogen together continuously. Women who have had a hysterectomy (removal of the uterus through surgery) usually do not need to take progesterone.

There are two main types of hormone replacement therapy:

•
Estrogen Therapy: Estrogen is taken alone. Doctors most often prescribe a low dose of estrogen to be taken as a pill or patch every day. Estrogen may also be prescribed as a cream. The lowest dose of estrogen needed to relieve menopause symptoms is recommended. Estrogen is prescribed to relieve:

▪	Hot flashes
▪	Vaginal dryness that can result in painful intercourse
▪	Other problematic symptoms of menopause, such as night sweats and dry, itchy skin

•
Progesterone/Progestin-Estrogen Hormone Therapy: Also called combination therapy, this form of HRT combines doses of estrogen and progesterone (progestin is a synthetic form of progesterone). Estrogen and a lower dose of progesterone also may be given continuously to prevent the regular, monthly bleeding that can occur when combination HRT is used. The current recommendation is to take the lowest dose of hormone therapy for the shortest time possible. Progestins do cause side effects, including irregular bleeding and fluid retention. Progestins, such as Provera, are a synthetic version of progesterone, which is the chemical equivalent to the progesterone produced by the body. Like all prescription medications, HRT should be re-evaluated each year.

Hormone replacement therapy is not usually recommended for women who have:

▪	Active or past breast cancer
▪	Recurrent or active endometrial cancer
▪	Abnormal vaginal bleeding
▪	Recurrent or active blood clots
▪	History of stroke
▪	Liver disease
▪	Known or suspected pregnancy

Side Effects of Hormone Replacement Therapy

There are no prescription medications that are as effective as estrogen for the treatment of hot flashes, but many have a positive impact for some women. Unfortunately, all have side effects that balance their clinical use.

Like almost all medications, hormone replacement therapy has side effects. The most common side effects are:

▪	Monthly bleeding
▪	Irregular spotting
▪	Breast tenderness

Less common side effects of HRT include:

▪	Blood clots and stroke (rare, but the most serious risk)
▪	Fluid retention
▪	Headaches (including migraine)
▪	Dizziness
▪	Skin discoloration (brown or black patches)
▪	Increased breast density (making mammogram evaluation more difficult)
▪	Skin irritation under estrogen patch

The 2002 WHI study was the largest placebo controlled study of hormone replacement therapy to date, and showed an increase in thromboembolism (blood clots), stroke, and breast cancer in the estrogen-progestin group, leaving many women with the uncomfortable feeling that they were compromising their long-term health by using hormone therapy.

The most recent analysis conducted by the US Preventive Services Task Force (USPSTF), confirmed that the risks of HRT outweigh its potential benefits, based on a review of 51 studies published since 2002 through the Annals of Internal Medicine online. Overall, the data showed that HRT, which combines estrogen and progestin, is linked to increased risk of stroke, blood clots, gallbladder disease, urinary incontinence, and dementia and breast cancer. The risks remained significant, even among women who have had a hysterectomy, and who only need to take estrogen, not progestin, to protect endometrial tissue. The USPSTF found that the only benefit of HRT, outside of relieving menopause symptoms, was a lower risk of bone fractures, and concluded that the risks far outweighed this improvement. For women at average-risk of heart disease or breast cancer, which make up the majority of those who might take HRT during menopause, peri-menopause and post menopause, the Task Force recommended against long-term use of the hormones. Accordingly, there is a need for effective treatment regimens for relieving symptoms of menopause. The Company’s present invention meets this long-felt need.

Competition

The following table represents the current market Brand leaders in the prescription market for Hormone Replacement Therapy separated by Estrogen, Progestin & combinations of the two and delivery methods.

Estrogen Types:	Brand Names:
Pills	Cenestin, Estrinyl, Estrace, Menest, Ogen, Premarin
Cream	Estrace, Ogen, Ortho, Dienestrol, Premarin
Vaginal ring	Estring, Femring
Vaginal tablet	Vagifem
Patch	Alora, Climara, Esclim, Esraderm, Vivelle-Dot

Progestin Types:	Brand Names:
Pills/Capsules	Amen, Aygestin, Curretab, Cycrin, Megace, Prometrium, Provera
Vaginal Gel	Prochieve progesterone gel 4%, 8%

Combination Types:	Brand Names:
Pills	Activella, FemHRT, Ortho-Prefast, Premphase, Prempro, low-dose Prempro
Patch	CombiPatch, Climara-Pro

Alternatives, Natural Treatment, and Competition

HRT was long the standard treatment for menopause, however, since it is now known that traditional HRT using synthetic estrogen and progestins increases the risk of breast cancer and heart disease, many women and healthcare providers are no longer routinely asking for or prescribing traditional estrogen replacement therapy, but rather are seeking alternative treatments,

The alternatives to hormone replacement therapy range between prescription drugs that consist of slightly different hormone formulations, nutritional supplements made of herbs and vitamins, soy products said to be natural sources of estrogen, lifestyle changes, and even what might be termed menopause accessories, such as one company's ''cooling comfort towelettes'' to wipe the sweat from hot flashes.

Alternative Prescriptions

Selective Serotonin Reuptake Inhibitors (“SSRIs”) are a class of anti-depressants most commonly used in the treatment of depression, and some personality disorders. They have been found as efficient in alleviating hot flashes.  Venlafaxine (Effexor), paroxetine (Paxil), and fluoxetine (Prozac), have all shown an approximate 60% reduction in hot flashes but with side effects common to the SSRIs.

Clonidine, more commonly used for high blood pressure, has a 50% reduction in menopausal symptoms, but causes dry mouth, sedation and hypotension. Gabapentin, an anti-seizure medication, has a 45% reduction in frequency, and 54% decrease in menopausal symptom severity but can cause somnolence, fatigue, tremors, nausea, edema and ataxia.

Natural Alternatives

More and more women every day are turning to natural alternative treatments to treat the symptoms they experience during menopause including hot flashes, night sweats, and mood swings. There are several natural ways to ease the symptoms of menopause.

Natural estrogen compounds are available by prescription from compounding pharmacists. These types of estrogen are bio-identical -- they are chemically equal to the estrogen produced naturally in a woman’s body. There are 3 types of estrogens commonly used in bio-identical hormone replacement therapy. These are: Estrone (E1); Estradiol (E2), and Estriol (E3). Estrone and estradiol cause most of the risks associated with estrogen use. Natural or bio-identical estrogen compounds are prepared in any combination or number of these 3 types of estrogen; the most common formulation is 10 percent Estrone, 10 percent Estradiol, and 80 percent Estriol--called Tri-estrogen or Tri-est. A two estrogen bio-identical compound is called bi-estrogen.

Natural progesterone is an important component in menopausal symptom management for many women. It's available over-the-counter in products such as Pro-Gest, in compounded prescriptions, and a pharmaceutical called Prometrium. The benefit of using a cream product over an oral form is that you need a much lower dose because it does not have to be metabolized by the liver. Natural progesterone causes virtually no side effects.

There is also evidence which suggests that red clover isoflavones decrease the incidence of hot flashes. In one study, after 8 weeks using Promensil, a dietary supplement formulated with red clover isoflavones, at a dose of 40mg daily, participants experienced a 58% decrease in the number of hot flashes experienced. Study participants also experienced a significant reduction in the severity of night sweats. Promensil is available over-the-counter, without a prescription, at retail grocery, drug, and health food stores.

Black Cohash is an herbal supplement, which has been shown to have benefit for hot flashes without altering FSH levels or endometrial thickness. Side effects such as nausea, headaches, dizziness and liver toxicity have been reported. A black cohash/St John’s Wort combination has been shown to reduce the Menopause rating scale by 50% and the Hamilton Depression Scale by 41%.

There have also been several clinical trials using flaxseed. Flaxseed is the richest source of lignans, an anti-oxidant, which is one of three major classes of phytoestrogen. Lignans are thought to have estrogen agonist and antagonist effects as well as antioxidant properties. Flaxseed and its lignans may have potent anti-estrogenic effects on estrogen receptor positive breast cancer and may have benefits in breast cancer prevention efforts.

Lifestyle Changes

Lifestyle changes may help alleviate hot flashes. A diet is an important tool that a woman can use to help control their menopausal symptoms. Foods to avoid include high amounts of caffeine in any foods, carbonated beverages (which contain phosphorous and can increase bone loss), hot drinks, chocolate, spicy or hot foods and alcohol. Also, limit its consumption of commercially raised meats including beef, pork, and chicken because these meats contain a high amount of saturated fats and decrease the body's ability to metabolize estrogen. Excessive sugar intake also limits the liver's ability to metabolize estrogen and impairs the immune system.

Increasing the intake of foods that contain phytoestrogens, including soy, is also recommended. Other foods that should be included in a woman’s diet include grains, oats, wheat, brown rice, tofu, almonds, cashews, and fresh fruits and vegetables.  According to research published by the Journal of the British Menopause Society, red clover isoflavones supplements, used in controlled studies, have been shown to have a significant positive effect on the rate of bone loss, improve cardiovascular health, and may offer some protective effect against breast and endometrial cancer.

In addition, women need to get plenty of regular exercise. Exercise is probably the single most important thing a woman can do to improve her overall health and well being throughout her life. Regular exercise (at least 3 or 4 days a week) helps prevent and reduce bone loss, and plays a key role in reducing the risk of many types of cancer, as well as heart disease.

Although these treatments work for many women, every woman is different and it may take some time for a woman to find which treatments, or combination of treatments, work best Dressing in layers, wearing breathable clothing such as cotton and natural linen, and using fans, may aid in comfort. . It is always recommended for a woman to inform her healthcare provider of any natural alternative treatments being considered and/or used--this includes all vitamins, herbs, creams, etc.

Strategic Plan

Phase I & II Clinical Trial, Phase III Clinical Trial

The Company has recently completed its Clinical Trial Protocol entitled “An Open Label Escalating Study to Determine Maximum Necessary Dose (MND) of Homatropine Methylbromide needed for Palliation of Hot Flashes in Menopausal Women,” dated March 14, 2013, a copy of which is attached herewith as Exhibit 99.6, for its new drug indication, with the goal of generating data that supports its claims. The Company has retained a team of medical professionals and is ready to begin Phase I of the Clinical Trial/Study (the “Study”).

On May 14, 2013, the Company entered into a Clinical Trial/Study Agreement with the American Institute of Research (the “CTS Agreement”) to, among other things, conduct the Study.  A copy of the CTS Agreement is included in this filing as Exhibit 10.13.  The Company’s goal is to complete the Study, barring any unforeseen delays, by the end of the 3nd calendar quarter of 2013.

The Study will consist of two parts: Study A and Study B.  Study A be run in 2 stages: (1) a baseline run-in stage where subjects take no drug and record selected baseline climacteric symptoms for a duration of 7 days, and (2) a dose escalation stage where subjects take the study drug starting at the lowest dose and can escalate the drug to the next highest does if the drug is not working based on improvement of symptoms, minimization of side effect and tolerability duration 14 days. After maximum dose needed is decided then Study B can begin, which will involve a randomized double-blind placebo controlled study to test and measure the efficacy of Homatropine under its new indication.

Part of the Company’s mission is to prove its central thesis that Homatropine in an oral suspension formula can reduce hot flashes, and improve the quality of life in pre-menopausal, menopausal and post-menopausal women through multiple clinical trial validations. Provided that the data supports the Company’s claims it has outlined its Patent Application, it will present the information to the FDA for review.  The FDA may potentially request additional Trials to be conducted by the Company prior to a review for consideration of Tropine 3 receiving an FDA Approval.

The Company intends on conducting Trials at multiple sites.  In addition, the Company intends to publish its results in medical journals and women’s health publications.

Intellectual Property

The Company has filed a US Patent Application for a patent for its novel method for alleviating hot flashes in climacteric women. The US Patent Application, referenced below, covers the method involved in administering to a climacteric woman a therapeutically effective amount of an anticholinergic agent, thereby alleviating at least one climacteric symptom in the woman. In some embodiments, the anticholinergic agent is homatropine, or a salt thereof. The US Patent Application is based on a new indication for the use of Homatropine, an FDA Approved drug.

The Company’s founders, Dr. Hootan Melamed and Mr. Edward W. Withrow III (“Founders”), retained Cislo & Thomas, LLC (“Cislo”), a Santa Monica, California based legal firm specializing in intellectual property, to work with the Company in all areas of its intellectual property. The chronological history of the Company’s pending patent applications is as follows:

a.	On September 22, 2005, the Founders retained Cislo to file a US Provisional Patent Application Ser. No. 60/719,756.

b.
On March 29, 2006, The Founders retained Cislo to conduct a search of Prior Art as it pertained to the Company’s U.S. Provisional Application Ser. No. 60/719,756. A copy of the Prior Art Search Letter is included as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 13, 2013.

c.
On September 19, 2006, The Founders and the Company entered into a Patent Assignment, whereby the US Provisional Patent Application Ser. No. 60/719,756 was assigned exclusively to the Company. The Assignment was subsequently filed with the USPTO, and is included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed November 13, 2013.

d.
On September 22, 2006, the Company filed US Patent Application Ser. No. 11/523,975. The USPTO Published US 2007/0066603 A1 Patent Application on the date of March 22, 2007. A copy of the Abstract of US Patent Application 11/523,975 and the Published US 2007/0066603 A1 is included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 13, 2013.

e.	From the date of March 23, 2007 to September 24, 2012 the Company has maintained its responses to Actions by the USPTO as they pertain to US Patent Application Ser. No. 11/523,975.

f.
On September 14, 2012, the Company entered into a Retainer Agreement with Cislo to represent the Company on its current intellectual property matters, including the Patent Application referenced in item d. A copy of the Retainer Agreement is included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 13, 2013.

g.
On March 24, 2012, the Company received an Action by the USPTO. The Company’s Response was prepared by Cislo and filed on September 25, 2012, a copy of which is included as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed November 13, 2013.

The following table summarizes the Company’s filings with the USPTO:

Patent Number	Patent Description	Patent Type
60/719,756	Method for Alleviating Climacteric Symptoms	Provisional Patent filed September 22, 2005
11/523,975	Method for Alleviating Climacteric Symptoms	Patent Application filed September 14,2006

Food & Drug Administration Approved Homatropine Drug Combinations in the U.S.

The following table represents the current approved FDA Cleared use of Homatropine by medical professionals and their patients.

Primary	Secondary	Disp.	Brand	Manufacturer	ID #
Homatropine Methylbromide; 1.5 mg/5m1	Hydrocodone Bitartrate 5mg/5ml	Syrup	Hycodan	Endo	088008
Homatropine Methylbromide; 1.5 mg/5m1	Hydrocodone Bitartrate 5mg/5ml	Syrup	Mycodone	Morton Grove	040295
Homatropine Methylbromide; 1.5 mg/5m1	Hydrocodone Bitartrate 5mg/5ml	Syrup	Generic	Alpharma	040285
Homatropine Methylbromide; 1.5 mg/5m1	Hydrocodone Bitartrate 5mg/5ml	Syrup	Generic	Axiom	005213
Homatropine Methylbromide; 1.5 mg	Hydrocodone Bitartrate 5mg	Tablet	Generic	Amide	005213
Homatropine Methylbromide; 1.5 mg	Hydrocodone Bitartrate 5mg	Tablet	Generic	Endo	088508

Government Regulations

The health care industry, and thus the Company’s business, is subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change.

Both federal and state governmental agencies continue to subject the health care industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. As indicated by work plans and reports issued by these agencies, the federal government will continue to scrutinize all companies in the health care field. The federal government also has increased funding in recent years to fight health care fraud, and various agencies, such as the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services, or OIG, and state Medicaid fraud control units, are coordinating their enforcement efforts.

The Company must also comply with numerous other federal, state, and local laws relating to such matters as safe working conditions, environmental protection, industrial safety, and hazardous substance disposal. The Company may incur significant costs to comply with such laws and regulations in the future, and lack of compliance could have material adverse effects on the Company’s operations.

Distribution

As the Company is still in the development stages and has not yet commenced commercial operations, it has yet to develop methods of distribution for its products beyond the business plan stage.

Facilities

In addition to its corporate headquarters, the Company maintains administrative operations at 1327 Ocean Avenue Suite B, Santa Monica, California 90401.

Employees

As of January 31, 2013, the Company had no employees, in addition to its directors and executive officers.

The Company currently has no employees, in addition to its directors and executive officers.

Research and Development

The Company has incurred $28,751 and $2,471 during the fiscal years ended January 31, 2013 and 2012, respectively, in expenditures relating to the research and development of its novel method for alleviating hot flashes in climacteric women, including costs for consultants, patent costs, and costs to conduct clinical trials.    As of January 31, 2013, the Company has incurred $64,806 in research and development costs.

On May 14, 2013, the Company entered into a Clinical Trial/Study Agreement with the American Institute of Research (the “CTS Agreement”) to, among other things, conduct the Study.  The purpose of the Study will be to demonstrate that Tropine 3, its novel new indication of Homatropine, and existing FDA Approved drug currently used to treat heavy coughing, has the ability to provide relief to pre-menopausal, menopausal and post-menopausal women suffering from hot flashes. Pursuant to the CTS Agreement, the cost for the Study is approximately $257,875, based upon 50 (fifty) patients, not to exceed a cost of $5,037.50 per patient, plus preparation and pharmaceutical fees of $6,000.

Reports to Security Holders

The Company is not required to deliver an annual report to its stockholders, but will voluntarily send an annual report, together with the Company’s annual audited financial statements upon request. The Company is required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. The Company’s Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at www.sec.gov.

The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is www.sec.gov.

ITEM 1A.  RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company’s principal executive offices are located at 9595 Wilshire Blvd, Suite 900, Beverly Hills, CA 90212, with operations at 1327 Ocean Avenue, Suite B, Santa Monica, CA 90401.

The Company currently rents the Beverly Hills space for approximately $100 a month, and sub-leases the Ocean Avenue space for $1,000 per month as of January 1, 2013. Currently, this space is sufficient to meet the Company’s needs. However, once the Company expands its business to a significant degree, it will require additional space. The Company does not currently own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

The Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which its director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

ITEM 4.  MINE SAFETY STANDARDS (N/A)

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the OTC Bulletin Board “OTCBB – U.S. Registered” under the trading symbol “ESSI”, which was issued to the Company on January 3, 2013. Because the Company is quoted on the OTCQB, its securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The Company’s common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for its common stock. Many brokers may be unwilling to engage in transactions in its common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Record Holders

The Company’s common shares are issued in registered form. Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, NV 89014, (702) 818-5898, is the registrar and transfer agent for the Company’s common shares.

As of January 31, 2013, the Empire Stock Transfer Inc. shareholders' list of the Company’s common shares showed 95 registered shareholders and 443,000,686 shares outstanding, all of which have been recorded by the Company.

Re-Purchase of Equity Securities

None.

Dividends

The Company has not declared any dividends on its common stock since the Company’s inception. There is no restriction in the Company’s Articles of Incorporation and Bylaws that will limit its ability to pay dividends on its common stock. However, the Company does not anticipate declaring and paying dividends to its shareholders in the near future.

Equity Compensation Plan Information

On September 1, 2012, the board of directors of the Company adopted the 2012 Employee Stock Option Plan (the “2012 Plan”). Under the 2012 Plan, 25,000,000 restricted shares of common stock have been reserved for issuance upon exercise of options granted from time to time under the stock option plan. The 2012 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. Under the 2012 Plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. Subject to the provisions of the 2012 Plan, the board of directors will determine who shall receive options, and the number of shares of common stock that may be purchased under the options.

On September 1, 2012, the Company, under its 2012 Plan, granted qualified stock options to purchase 6,500,000 shares of its common stock. Of the total options granted, 5,000,000 were granted to the sole officer of the Company at $0.10 per share, and 1,500,000 were granted to a consultant at $0.25 per share. The options are exercisable for a period of five years, vest quarterly over a period of two years, and were valued using the Black-Scholes valuation method at $0.41 per share, or $2,665,000, which is being amortized over a 24-month period.

As of January 31, 2013, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $222,083 has been expensed as of January 31, 2013. There remains $2,442,917 of deferred compensation to be amortized over the next 21 months.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its common stock or other securities during the years ended January 31, 2013 or 2012.

Recent Sales of Unregistered Securities

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

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon an exemption from registration afforded either under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the U.S.

ITEM 6.  SELECTED FINANCIAL DATA

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended January 31, 2013, and the unaudited consolidated financial statements and the related notes for the year ended January 31, 2012, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

The Company's consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

The Company was incorporated in the state of Nevada on December 8, 2009, under the name Pristine Solutions, Inc. The Company’s wholly owned subsidiary, Pristine Solutions Limited, was incorporated under the laws of Jamaica. The Company’s original business plan focused on developing a network of sales points for the sale and service of tankless water heaters in Jamaica, through Pristine Solutions Limited. The Company’s aim was to become the first tankless water heater company specializing in tankless-only products to enter the Jamaican market, and the only company in the Jamaican market offering solar-powered tankless water heater products. As part of its plan, on December 30, 2009, the Company entered into a distribution agreement with Zhongshan Guangsheng Industry Co., Ltd., of China (“Zhongshan”), the manufacturer of the tankless water heaters.  Zhongshan manufactures the tankless water heaters under the brand Gleamous Electric Appliances.

On August 22, 2012, Christine Buchanan-McKenzie resigned from all positions with the Company, including, but not limited to that of President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a member of the Board of Directors. The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On the same day, Mr. Michael Borkowski was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and the sole member of the Board of Directors of the Company.

On August 23, 2012, the Company and its controlling stockholders entered into a Share Exchange Agreement (the “Share Exchange”) with Eaton Scientific Systems, Ltd., a Nevada corporation (“ESSL”) and the shareholders of ESSL (the “ESSL Shareholders”), whereby the Company acquired 25,000,000 shares of common stock (100%) of ESSL (the “ESSL Stock”) from the ESSL Shareholders.  In exchange for the ESSL Stock, the Company issued 25,000,000 shares of its common stock to the ESSL Shareholders. In addition, the Company’s Chief Executive Officer, Mr. Michael J. Borkowski, and the Company’s controlling shareholder and former President, Ms. Christine Buchanan-McKenzie, entered into a Common Stock Purchase Agreement, whereby Mr. Borkowski would purchase one hundred (100%) percent of the Company’s common shares owned by Mrs. Buchanan-McKenzie, or 240,000,000 shares, at par value $.0001, representing approximately 54.1% of the Company’s total issued and outstanding shares. The Common Stock Purchase Agreement and Share Exchange, was completed on October 22, 2012. On October 23, 2012, the Common Stock Purchase Agreement was finalized, and a change in control of the Registrant took place.

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

As a result of the Share Exchange and Common Stock Purchase Agreement, (i) there was a change in control of the Registrant; (ii) ESSL became the Company’s wholly owned subsidiary; and (iii) the ESSL operations will continue as the Company’s primary business.

On November 27, 2012, the Company changed its name to Eaton Scientific Systems, Inc.

NOTE: The following sections of this annual report and any further reference made to “the Company”, "we", "us", "our" and "Eaton" shall mean Eaton Scientific Systems, Inc. (formerly Pristine Solutions, Inc.), and its wholly-owned subsidiary, Eaton Scientific Systems, Ltd., unless otherwise indicated.

Description of Business

Headquartered in Beverly Hills, California, the Company is engaged in biomedical product development in the area of women’s health. The Company’s mission is to provide solutions to women’s health issues surrounding pre-menopausal, peri-menopausal and post-menopausal conditions. The Company intends to develop non-hormonal treatments, and address the specific need for a non-hormonal solution to “Hot-Flashes”, a common symptom experienced by many pre-menopausal and post-menopausal women.

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.  At January 31, 2013 the Company has not yet commenced its principal operations.

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2013 and unaudited consolidated financial statements as of January 31, 2012, which are included herein. The financial information provided includes the accounts of the Company and its wholly owned subsidiary, Eaton Scientific Systems, Ltd. (“ESSL”), on a consolidated basis. All significant inter-company accounts and transactions have been eliminated.

As a result of the Share Exchange and Common Stock Purchase Agreement, a change in control occurred whereby the Company is the legal parent/accounting subsidiary of ESSL, and ESSL is the legal subsidiary/accounting parent of the Company. The transaction has therefore been identified and recorded as a reverse acquisition and, pursuant to ASC 805-40-45-1, the consolidated financial statements’ historical and cumulative data are a continuation of the financial statements of the legal subsidiary, ESSL. ESSL has adopted the fiscal year end of the Registrant and as a result, for comparative purposes, the historical and cumulative data as of January 31, 2012 is unaudited. The audited financial statements of ESSL for the year ended December 31, 2011, are incorporated by reference to the Company’s Current Report on Form 8-K filed November 13, 2012. For cumulative purposes, the date of inception is that of ESSL, January 31, 2006.

	For the year ended January 31,		Cumulative from January 31, 2006 (inception) to January 31,
	2013	2012	2013
Revenue	$—	$—	$—
Cost of sales	—	—	—
Gross profit (loss)	—	—	—
General and administrative expenses	331,599	49,404	549,824
Operating (loss)	(331,599)	(49,404)	(549,824)
Interest expense	(15,401)	—	(15,401)
Amortization of intangible assets	(2,526)	(2,513)	(13,749)
Amortization of stock options	(222,083)	—	(222,083)
Net (loss)	$(571,608)	$(51,917)	$(801,057)

General and Administrative Expenses

During the year ended January 31, 2013, the Company incurred operating expenses related to continuing operations in the amount of $331,599, compared with $49,404 during the year ended January 31, 2012. The increase in operating expenses in the amount of $282,195 is attributable to:

•
an increase in accounting, audit and consulting services of $118,550, due to accounting fees of $30,000 incurred for the corporate controller, audit fees of $10,750 resulting from audit work required related to the Share Exchange, other audit fees of $7,000 incurred for the current year, and consulting fees related to website design of $10,000, all of which were not incurred in the prior year; and consulting fees of $60,800 due to the new consulting agreements entered into in September 2012, versus none for the prior year;

•
an increase in management salaries and fees, of $110,500, due to $30,000 in officer salaries resulting from the employment agreement entered into September 1, 2012 for the Company’s CEO; and an increase in management fees of $80,500 resulting from the consulting agreement entered into January 1, 2013, versus $42,000 in management fees for the prior year;

•	a decrease in stock compensation of $1,225, due to stock compensation of $5,638 for the current year, versus $6,863 for the prior year;
•
an increase in travel, meals and entertainment of $17,843 resulting from an increase of $15,313 in travel expenses and an increase of $2,531 in meals and entertainment, due to additional expenses incurred in the current year related to the Share Exchange and investor relations; versus limited travel and entertainment costs in the prior year;

•	an increase in publicity and promotion of $22,352, due to various press releases issued in the current year, versus none issued in the prior year;
•
an increase in office supplies and other general expenses of $14,175, due to an increase in filing fees of $6,278 due to additional SEC filings made in the current year that were not made in the prior year; an increase in transfer agent fees of $2,050 due to various stock issuances and report costs for the current year, versus none in the prior year; and an increase in other general office expenses of $5,847; resulting from limited office expenses incurred during the prior year.

	For the year ended
General and Administrative Expenses	January 31,
	2013	2012	Variances
Accounting, audit, and consultant services	$118,550	$—	$118,550
Management salaries and fees	152,500	42,000	110,500
Stock compensation	5,638	6,863	(1,225)
Publicity and promotion	22,352	—	22,352
Travel, meals and entertainment	18,056	213	17,843
Office supplies and other general expenses	14,503	328	14,175
Total general and administrative expenses	$331,599	$49,404	$282,195

Net Loss

During the year ended January 31, 2013, the Company incurred a net loss of $571,608 compared with a net loss of $51,917 for the year ended January 31, 2012. The increase in net loss of $519,691 is attributable to an increase in stock option amortization of $222,083 resulting from stock options granted in the current year, compared to none granted in the prior year; an increase in general and administrative expenses of $282,195; an increase in interest expense of $15,401, resulting from notes payable issued in the current year, versus none in the prior year; and an increase in amortization expense related to intangibles of $12.

Liquidity and Capital Resources

Working Capital
	At January 31,		Increase
	2013	2012	(Decrease)
Current Assets	$292,421	$159	$292,262
Current Liabilities	92,546	166,327	(73,781)
Working Capital (Deficit)	$199,875	$(166,168)	$366,043

As at January 31, 2013, the Company had cash in the amount of $287,421, compared to $159 as of January 31, 2012.

The Company had working capital of $199,875 as of January 31, 2013, compared to a working capital deficit of $(166,168) at January 31, 2012. The decrease in working capital deficit of $366,043 is primarily attributable to an increase in cash of $287,262; an increase in prepaid expense of $5,000; an increase in accounts payable and accrued expenses of $85,106; and a decrease in related party payable of $158,887.

Cash Flows	For the year ended
	January 31,		Increase
	2013	2012	(Decrease)

Net cash provided by (used in) Operating Activities	$(133,743)	$465	$(134,208)
Net cash (used in) Investing Activities	(10,419)	(2,471)	(7,948)
Net cash provided by Financing Activities	431,424	1,800	429,624
Increase (decrease) in Cash	$(287,262)	$(206)	$287,468

Cash Flows from Operating Activities

During the year ended January 31, 2013, the Company used $133,743 of cash flow for operating activities, compared with $465 provided for the year ended January 31, 2012. The increase in cash used for operating activities of $134,208 is primarily attributable to an increase in the net loss from operations of $519,691, an increase accrued compensation converted to notes payable of $273,000, an increase in stock option amortization of $222,083, an increase in amortization of intangibles of $12, a decrease in stock compensation of $1,225, an increase in prepaid expenses of $5,000, an increase in accounts payable and accrued expenses of $84,136 and a decrease in related party payables of $187,523.

Cash Flows from Investing Activities

During the years ended January 31, 2013 the Company used $10,419 of cash flow for investing activities, compared with $2,471 for the year ended January 31, 2012. The increase in cash used for investing activities of $7,928 is attributable to the purchase of equipment in the current year of $1,668, and an increase in product development costs of $6,280.

Cash Flows from Financing Activities

During the year ended January 31, 2013, the Company was provided with $431,424 of cash flow from financing activities compared with $1,800 during the year ended January 31, 2012. The increase in cash flows provided from financing activities of $429,624 is attributable to an increase in related party loans of $248,200, an increase in notes payable of $250,000, and repayments of related party loans of $68,576.

Future Financings

The Company will require additional financing in order to proceed with its plan of operations, including approximately $2,000,000 over the next 12 months to pay for its ongoing expenses. These cash requirements include working capital, general and administrative expenses, the development of the Company’s product line, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay its liabilities. There is no assurance that any party will advance additional funds to the Company in order to enable the Company to sustain its plan of operations or to repay its liabilities. There can be no assurance that raising the desired amount of financing will enable the Company successfully to complete its plan of operations.

The Company anticipates continuing to rely on equity sales of its common stock in order to continue to fund its business operations. Issuances of additional shares will result in dilution to the Company’s existing stockholders. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund its planned business activities.

Personnel

As of January 31, 2013, the Company had no employees in addition to its executive officers and directors. Currently, the Company has no employees in addition to its executive officers and directors.

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities as a going concern in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at January 31, 2013, the Company had working capital of $199,875, and an accumulated deficit of $801,057. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated audited financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s financial statements is critical to an understanding of its consolidated financial statements.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Eaton Scientific Systems, Ltd. (“ESSL”). All significant inter-company accounts and transactions have been eliminated.

In August 2012, the Company acquired 100% of ESSL’s common stock in exchange for, among other things, approximately 60% of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange and Common Stock Purchase Agreement, a change in control occurred whereby the Company is the legal parent/accounting subsidiary of ESSL, and ESSL is the legal subsidiary/accounting parent of the Company. The transaction has therefore been identified and recorded as a reverse acquisition and, pursuant to ASC 805-40-45-1, the consolidated financial statements’ historical and cumulative data are a continuation of the financial statements of the legal subsidiary, ESSL. ESSL has adopted the fiscal year end of the Registrant and as a result, for comparative purposes, the historical and cumulative data as of January 31, 2012 is unaudited. The audited financial statements of ESSL for the year ended December 31, 2011, are incorporated by reference to the Company’s Current Report on Form 8-K filed November 13, 2012. For cumulative purposes, the date of inception is that of ESSL, January 31, 2006.

Revenue Recognition
The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured. As of January 31, 2013, no revenue has been recognized, as the Company has not commenced operations.

Stock-Based Compensation
The Company records stock-based compensation in accordance with ASC 718, Share-Based Payments, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recently Adopted Accounting Standards:
The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has recently adopted the following new accounting standards:

Trouble Debt Restructuring: Issued in April, 2011, ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted.

Comprehensive Income: Issued in June, 2011, ASU 2011-05 eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the ASU are effective for interim and annual periods beginning on or after December 15, 2011, and should be applied retrospectively. Early adoption is permitted.

Intangibles: Issued in September, 2011, ASU 2011-08 permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

Disclosures about Offsetting Assets and Liabilities: Issued in December, 2011, ASU 2011-11 requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS for certain entities. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

Impairment Testing-Intangibles: Issued in July 2012, ASU 2012-02 reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment, and improves consistency in impairment testing guidance among long-lived asset categories. The amendments will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following consolidated audited financial statements are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets as at January 31, 2013 and 2012	F-2

Consolidated Statements of Operations for the years ended January 31, 2013 and 2012, and for the period from inception (January 31, 2006) to January 31, 2013	F-3

Consolidated Statements of Changes in Stockholders' Deficit for the period from inception (January 31, 2006) to January 31, 2013.	F-4

Consolidated Statement of Cash Flows for the years ended January 31, 2013 and 2012, and from inception (January 31, 2006) to January 31, 2013	F-5

Notes to the Consolidated Financial Statements for the years ended January 31, 2013 and 2012.	F-6

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eaton Scientific Systems, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Eaton Scientific Systems, Inc. (A Development Stage Company) as of January 31, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the one year period ended January 31, 2013. Eaton Scientific Systems, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period from January 31, 2006, (date of inception) to January 31, 2012 were audited by other auditors whose report dated April 30, 2012 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues, has negative working capital at January 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
Seale and Beers, CPAs Las Vegas, Nevada May 15, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

EATON SCIENTIFIC SYSTEMS, INC.
(FORMERLY PRISTINE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2013	January 31, 2012
		(unaudited)
ASSETS
Current assets
Cash	$287,421	$159
Prepaid expenses	5,000	—
Total current assets	292,421	159

Property and equipment, net	1,668	—
Intangible assets, net	31,057	24,831

TOTAL ASSETS	$325,146	$24,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$86,509	$1,403
Related party payables	6,037	164,924
Total current liabilities	92,546	166,327

Related party loans	467,824	—
Notes Payable	250,000	—
Total liabilities	810,370	166,327

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par, 650,000,000 shares authorized, 443,000,686 and 23,590,625 shares issued and outstanding at January 31, 2013 and 2012, respectively	44,300	2,359
Additional paid in capital	271,533	85,753
Accumulated deficit	(801,057)	(229,449)
Total stockholders' deficit	(485,224)	(141,337)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$325,146	$24,990

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, INC.
(FORMERLY PRISTINE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INCOME STATEMENTS

			Cumulative from
			January 31, 2006
	For the year ended		(Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013
		(unaudited)
Revenue	$—	$—	$—
Cost of revenues	—	—	—
Gross profit	—	—	$—

General and administrative expenses	331,599	49,404	549,824

Net operating income (loss)	(331,599)	(49,404)	(549,824)

Other income (expenses)
Interest expense	(15,401)	—	(15,401)
Amortization of intangible assets	(2,525)	(2,513)	(13,749)
Amortization of stock compensation	(222,083)	—	(222,083)

Net (loss)	$(571,608)	$(51,917)	$(801,057)

Net (loss) per common share - basic and diluted	$(0.002)	$(0.004)

Weighted average common shares outstanding - basic and diluted	250,213,684	232,817,065

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, INC.
(FORMERLY PRISTINE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO JANUARY 31, 2013

	COMMON STOCK		PAID IN	DEFERRED	SUBSCRIPTIONS	(DEFICIT) ACCUMULATED DURING THE EXPLORATION
	SHARES	AMOUNT	CAPITAL	COMPENSATION	RECEIVABLE	STAGE	TOTAL

Balance, January 31, 2006 (date of inception)	—	$—	$—	$—	$—	$—	$—

Issuance of Founders shares of common stock @ $.0005, March 9, 2006	3,125,000	313	5,938		(6,250)	—	—

Subscriptions received					2,500	—	2,500

Issuance of common stock for services, December, 2006	8,250,000	825	32,175				33,000

Net loss		—				(33,907)	(33,907)

Balance, December 31, 2006	11,375,000	1,138	38,113	—	(3,750)	(33,907)	1,593

Issuance of common stock for services, December, 2007	1,375,000	138	5,363			—	5,500

Subscriptions received for services					3,750	—	3,750

Net loss						(10,969)	(10,969)

Balance, December 31, 2007	12,750,000	1,275	43,475	—	—	(44,876)	(126)

Issuance of common stock for services, December, 2008	1,250,000	125	4,875			—	5,000

Net loss						(28,572)	(28,572)

Balance, December 31, 2008	14,000,000	1,400	48,350	—	—	(73,448)	(23,698)

Issuance of common stock for services, December, 2009	1,331,250	133	5,192			—	5,325

Net loss						(49,569)	(49,569)

Balance, December 31, 2009	15,331,250	1,533	53,542	—	—	(123,017)	(67,942)

Issuance of common stock for services, December, 2010	1,668,750	167	6,508			—	6,675

Issuance of common stock for expenses, December, 2010	4,875,000	488	19,013			—	19,500

Net loss						(50,999)	(50,999)

Balance, December 31, 2010	21,875,000	2,188	79,063	—	—	(174,016)	(92,766)

Issuance of common stock for services, December, 2011	1,715,625	172	6,690				6,862

Net loss						(51,505)	(51,505)

Balance, December 31, 2011	23,590,625	2,359	85,753	—	—	(225,521)	(137,409)

Net loss, January 2012						(3,928)	(3,928)

Balance January 31, 2012 (conversion to fiscal year)	23,590,625	2,359	85,753	—	—	(229,449)	(141,337)

Issuance of common stock for services, June, 2012	1,409,375	141	5,497			—	5,638

Net loss						(24,652)	(24,652)

Balance, August 23, 2012 (date of merger)	25,000,000	2,500	91,250	—	—	(254,101)	(160,351)

Recapitalization due to merger	418,000,686	41,800	(41,800)				—

Grant of stock options to officer			2,050,000	(2,050,000)			—

Grant of stock options to consultant			615,000	(615,000)			—

Amortization of stock options				222,083			222,083

Net loss						(546,956)	(546,956)

Balance, January 31, 2013	443,000,686	$44,300	$2,714,450	$(2,442,917)	$—	$(801,057)	$(485,224)

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, INC.
(FORMERLY PRISTINE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			January 31, 2006
	For the year ended		(Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013
		(unaudited)
Cash flow from operations:
Net loss	$(571,608)	$(51,917)	$(801,057)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Expenses converted to related party loans	273,000	—	273,000
Amortization of stock options	222,083	—	222,083
Amortization of intangible assets	2,525	2,513	13,749
Stock compensation	5,638	6,863	87,501
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(5,000)	—	(5,000)
Increase in accounts payable and accrued expenses	85,107	971	86,509
Increase (decrease) in related party payables	(145,488)	42,035	6,037)
Net cash provided by (used in) operating activities	(133,743)	465	(117,178)

Cash flow from investing activities:
Purchase of office equipment	(1,668)	—	(1,668)
Patent development costs	(8,751)	(2,471)	(44,807)
Net cash (used in) investing activities	(10,419)	(2,471)	(46,475)

Cash flow from financing activities:
Proceeds from related party loans	250,000	1,800	263,400
Proceeds from notes payable	250,000	—	250,000
Repayment of related party loans	(68,576)	—	(68,576)
Subscriptions received	—	—	6,250
Net cash provided by financing activities	431,424	1,800	451,074

Increase in cash	287,262	(206)	287,421

Cash - beginning of period	159	365	—

Cash - end of period	$287,421	$159	$287,421

NONCASH ACTIVITIES
Recapitalization due to share exchange	$41,800	$—	$41,800
Subscriptions receivable	$—	$—	$(6,250)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, INC.
(formerly Pristine Solutions, Inc.)
A DEVELOPMENT STAGE COMPANY
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013 AND 2012

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the state of Nevada on December 8, 2009 under the name Pristine Solutions, Inc. The Company’s wholly owned subsidiary, Pristine Solutions Limited, was incorporated under the laws of Jamaica. The Company’s original business plan focused on developing a network of sales points for the sale and service of tankless water heaters in Jamaica, through Pristine Solutions Limited.

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

On August 23, 2012, the Company and its controlling stockholders entered into a Share Exchange Agreement (the “Share Exchange”) with Eaton Scientific Systems, Ltd., a Nevada corporation (“ESSL”) and the shareholders of ESSL (the “ESSL Shareholders”), whereby the Company acquired 25,000,000 shares of common stock (100%) of ESSL (the “ESSL Stock”) from the ESSL Shareholders.  In exchange for the ESSL Stock, the Company issued 25,000,000 shares of its common stock to the ESSL Shareholders (the “Share Exchange”).

The Company’s Chief Executive Officer, Mr. Michael J. Borkowski, and the Company’s controlling shareholder and former President, Ms. Christine Buchanan-McKenzie, entered into a Common Stock Purchase Agreement, whereby Mr. Borkowski would purchase one hundred (100%) percent of the Company’s common shares owned by Mrs. Buchanan-McKenzie, or 240,000,000 shares, at par value $.0001, representing approximately 54.1% of the Company’s total issued and outstanding shares.  The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012.  On October 23, 2012, the Common Stock Purchase Agreement was finalized, and a change in control of the Company took place.

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

As a result of the Share Exchange and Common Stock Purchase Agreement, (i) there was a change in control of the Company; (ii) ESSL became the Company’s wholly owned subsidiary; and (iii) the Company intends to continue the ESSL operations as its primary business.  In addition, on November 27, 2012, the Company changed its name to Eaton Scientific Systems, Inc.

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Eaton" shall mean Eaton Scientific Systems, Inc. (formerly Pristine Solutions, Inc.) and its wholly-owned subsidiary, Eaton Scientific Systems, Ltd., unless otherwise indicated.

Headquartered in Beverly Hills, California, the Company is engaged in biomedical product development in the area of women’s health.  The Company’s mission is to provide solutions to women’s health issues surrounding pre-menopausal, peri-menopausal and post-menopausal conditions. The Company intends to develop non-hormonal treatments, and address the specific need for a non-hormonal solution to “Hot-Flashes”, a common symptom experienced by many pre-menopausal and post-menopausal women.

The Company has recently finished its first Clinical Trial Protocol, and is prepared to conduct the Study. On May 14, 2013, the Company entered into a Clinical Trial/Study Agreement with the American Institute of Research (the “CTS Agreement”) to, among other things, conduct the Study.  The purpose of the Study will be to demonstrate that Tropine 3, its novel new indication of Homatropine, and existing FDA Approved drug currently used to treat heavy coughing, has the ability to provide relief to pre-menopausal, menopausal and post-menopausal women suffering from hot flashes. The Company’s technical mission is to prove its central thesis that Homatropine in an oral suspension formula can reduce hot flashes in pre-menopausal, menopausal and post-menopausal women through multiple clinical trial validations.

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2013, the Company had working capital of $199,875, and an accumulated deficit of $801,057. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements and related notes are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is January 31.

Development Stage Company
The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity.” The Company is still devoting substantially all of its efforts on establishing the business, and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Eaton Scientific Systems, Ltd. (“ESSL”). All significant inter-company accounts and transactions have been eliminated.

In August 2012, the Company acquired 100% of ESSL’s common stock in exchange for, among other things, approximately 60% of the Company’s common stock (Note 1). As a result, a change in control occurred whereby the Company is the legal parent/accounting subsidiary of ESSL, and ESSL is the legal subsidiary/accounting parent of the Company.  The transaction has therefore been identified and recorded as a reverse acquisition and, pursuant to ASC 805-40-45-1, the consolidated financial statements’ historical and cumulative data are a continuation of the financial statements of the legal subsidiary, ESSL.  ESSL has adopted the fiscal year end of the Registrant and as a result, for comparative purposes, the historical and cumulative data as of January 31, 2012 is unaudited. The audited financial statements of ESSL for the year ended December 31, 2011, are incorporated by reference to the Company’s Current Report on Form 8-K filed November 13, 2012.  For cumulative purposes, the date of inception is that of ESSL, January 31, 2006.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of January 31, 2013 and 2012, the Company had no cash equivalents.

Property and Equipment
Property and equipment is comprised of office equipment, recorded at cost and depreciated using the straight-line method over the estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.  During the years ended January 31, 2013 and 2012, respectively, $1,668 and $0 were capitalized to property and equipment.

Intangible Assets
Intangible assets consist of legal and other costs incurred in connection with the development of pending patents, and are capitalized and amortized over the shorter of the economic or legal life of the patent.  During the years ended January 31, 2013 and 2012, respectively, $8,751 and $2,471 were capitalized to patent development costs.

Impairment of Long-Lived Assets
The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.

Due to the Company’s recurring losses, the costs related to its patents were evaluated for impairment and it was determined that future cash flows were sufficient for recoverability of the asset.

Financial Instruments
Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition
The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of January 31, 2013, no revenue has been recognized, as the Company has not commenced operations.

Stock-Based Compensation
The Company records stock-based compensation in accordance with ASC 718, Share-Based Payments, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Basic and Diluted Net Income (Loss) Per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recently Adopted Accounting Standards:
The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has recently adopted the following new accounting standards:

Trouble Debt Restructuring: Issued in April, 2011, ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted.

Comprehensive Income: Issued in June, 2011, ASU 2011-05 eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the ASU are effective for interim and annual periods beginning on or after December 15, 2011, and should be applied retrospectively. Early adoption is permitted.

Intangibles: Issued in September, 2011, ASU 2011-08 permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

Disclosures about Offsetting Assets and Liabilities: Issued in December, 2011, ASU 2011-11 requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS for certain entities. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

Impairment Testing-Intangibles: Issued in July 2012, ASU 2012-02 reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment, and improves consistency in impairment testing guidance among long-lived asset categories. The amendments will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.

Recently Issued Accounting Standards Updates:
There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3: PREPAID EXPENSES

Prepaid expenses consist of certain consulting fees paid in advance of services rendered. As of January 31, 2013 and 2012, respectively, the Company had $5,000 and $0 in prepaid expenses.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	January 31, 2013	January 31, 2012
Office equipment	$1,668	$—
Accumulated depreciation	—	—
Property and equipment, net	$1,668	$—

No depreciation expense has been recorded for the years ended January 31, 2013 and 2012, respectively.

NOTE 5: INTANGIBLE ASSETS

Intangible assets consists of the following:

	January 31, 2013	January 31, 2012
Product development costs	$44,806	$36,055
Accumulated amortization	(13,749)	(11,224)
Intangible assets, net	$31,057	$24,831

Amortization expense totaled $2,525 and $2,513 for the years ended January 31, 2013 and 2012, respectively.

NOTE 6: RELATED PARTY TRANSACTIONS

Due to affiliates and related parties consists of the following:

	January 31, 2013	January 31, 2012
Loans to the Company	$194,824	$—
Notes payable for accrued compensation	273,000	—
Total related party loans	467,824	—
Accrued compensation	6,000	150,500
Overhead advances	—	13,400
Reimbursable expenses	37	1,024
Total related party payable	6,037	164,924
Total related party transactions	$473,861	$164,924

As at January 31, 2013, affiliates and related parties are due a total of $473,861, which is comprised of $194,824 in cash loans, $273,000 of accrued compensation converted to notes payable, $6,000 in unpaid compensation, and $37 due to related parties for reimbursable expenses.  During the year ended January 31, 2013, cash loans increased by $194,824, accrued compensation converted to notes payable increased by $273,000, unpaid compensation decreased by $144,500, overhead advances decreased by $13,400, and reimbursable expenses decreased by $988.

On July 1, 2008, the Company entered into a consulting agreement with Huntington Chase Financial Group Ltd. (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for compensation in the amount of $3,500 per month.  On August 31, 2012, a promissory note was issued by the Company in the amount of $168,000 for all unpaid compensation owing under this agreement.  The promissory note is payable within three years, and accrues interest at a rate of 7% per annum.  Interest in the amount of $4,930 has been accrued as of January 31, 2013, and is included as an accrued expense on the accompanying consolidated balance sheets.

On January 1, 2013, the Company entered into a new consulting agreement with HCFG. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for compensation in the amount of $15,000 per month, plus a one-time payment of $90,000 for prior services rendered.  On January 31, 2013, a promissory note was issued by the Company in the amount of $105,000 for all unpaid compensation owing under this agreement.  The promissory note is payable within three years, and accrues interest at a rate of 7% per annum. No interest has been accrued as of January 31, 2013.

On September 10, 2012, the Company issued a Convertible Note Payable in the amount of $500,000, for cash funds received from a related party for the purpose of short term cash flow requirements.  The convertible note was payable within two years, accrued interest at a rate of 6% per annum, and was convertible into the Company’s common stock.  On January 7, 2013, $250,000 of the principal was assigned to a non-related party (Note 7). In addition, principal repayments of $55,000 were made through January 7, 2013.  As a result, a revised note (the “New Note”) was issued to the related party in the principal amount of $195,000, and the note dated September 10, 2012 was effectively canceled.  The New Note accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock. A total of $176 in principal repayments were made on the New Note, resulting in a principal balance of $194,824 as of January 31, 2013.  Interest in the amount of $9,485 has been accrued as of January 31, 2013, and is included as an accrued expense on the accompanying consolidated balance sheets.

On September 1, 2012, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “Employment Agreement”) to serve as the Company’s President, CEO, and Director of the Board of Directors. The Employment Agreement is for a term of three years, and includes compensation in the amount of $72,000 per year, bonus compensation in the amount of $100,000 contingent upon the Company meeting certain goals, 5,000,000 stock options, and certain other benefits in the event they are offered by the Company in the future. As of January 31, 2013, $6,000 has been recorded as related party unpaid compensation.

As of January 31, 2013 and 2012, respectively, the Company has accrued $14,415 and $0 in interest on related party loans.

NOTE 7: NOTES AND LOANS PAYABLE

On January 7, 2013, the Company issued a Convertible Promissory Note in the amount of $250,000 to a non-related party (the “Convertible Note”), as part of a Note Assignment and Purchase Agreement (the “Assignment”) between the Company, the non-related party and a related party.  The $250,000 represents fifty percent (50%) of the Convertible Note Payable issued to a related party on September 10, 2012 in the amount of $500,000, which, as a result of the Assignment, has been canceled and replaced by the Convertible Note and a related party note (Note 6).  The Convertible Note is payable within two years, accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock. Interest in the amount of $986 has been accrued as of January 31, 2013, and is included as an accrued expense on the accompanying consolidated balance sheets.

As of January 31, 2013 and 2012, respectively, the Company has accrued $986 and $0 in interest on notes and loans payable.

NOTE 7: COMMITMENTS AND CONTINGENCIES

On August 28, 2012, the Company’s wholly owned subsidiary, Eaton Scientific Systems, Ltd. entered into a Consulting Agreement with Dr. David Stark (the “Stark Agreement”).  The Stark Agreement is effective September 1, 2012, is for a period of 12 months, and provides compensation in the amount of $4,000 per month. The Stark Agreement also includes expense reimbursements, and may be extended upon mutual agreement in increments of three month periods.

On September 12, 2012, the Company’s wholly owned subsidiary, Eaton Scientific Systems, Ltd. also entered into a Consulting Agreement with Dr. Jennifer Berman (the “Berman Agreement”).  The Berman Agreement is effective October 1, 2012, and is for a period of 12 months, and provides compensation in the amount of $5,000 per month, increasing to $6,000 per month after six months. The Berman Agreement was cancelled effective January 6, 2013.

NOTE 8: COMMON STOCK

On February 27, 2012, the Company authorized an increase to the authorized number of shares of common stock from 100,000,000 shares to 650,000,000 shares and decreased the authorized preferred stock from 100,000,000 shares to 50,000,000 shares.  In addition, the par value of the Company’s common stock was changed from $0.001 per share to $0.0001 per share.

The following reflects the common stock transactions as adjusted for the change in par value.

In December 2011, the Company issued 1,715,625 shares of its common stock for services rendered valued at $6,862.  As a result, $6,690 has been recorded as paid in capital.

In June 2012, the Company issued 1,409,375 shares of its common stock for services rendered valued at $5,638.  As a result, $5,497 has been recorded as paid in capital.

In July 2012, the Company effected a 4-to-1 reverse split, whereby each shareholder would receive one (1) share of common stock for each four (4) shares of common stock held.  The reverse split resulted in the 100,000,000 shares issued and outstanding to be reduced by 75,000,000 shares, leaving 25,000,000 total shares of common stock issued and outstanding.

On August 23, 2012, in connection with the Share Exchange, the Company’s common shares were recapitalized by an addition of 418,000,686 common stock shares.  As a result, $41,800 was recorded to paid in capital.

As of January 31, 2013, 443,000,686 shares of the Company’s common stock were issued and outstanding.

NOTE 9: WARRANTS AND OPTIONS

On September 1, 2012, the Company adopted the Employee Stock Option Plan (“2012 Plan”), wherein 25,000,000 shares of common stock were reserved for issuance. The 2012 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options.

On September 1, 2012, the Company, under its 2012 Plan, granted qualified stock options to purchase 6,500,000 shares of its common stock.  Of the total options granted, 5,000,000 were granted to the sole officer of the Company at $0.10 per share, and 1,500,000 were granted to a consultant at $0.25 per share.  All options are for a period of 5 years, vest quarterly over a period of two years, and were valued using the Black-Scholes valuation method at $0.41 per share, or $2,665,000, which is being amortized over a 24-month period.

Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.10	5,000,000	4.75	$500,000	$0.10
$0.25	1,500,000	4.75	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2012	—	—
Issued	6,500,000	$0.20
Exercised	—	—
Expired / Cancelled	—	—
Outstanding at January 31, 2013	6,500,000	$0.20

During the years ended January 31, 2013 and 2012, respectively, the Company expensed a total of $222,083 and $0 in stock option compensation. There remains $2,442,917 and $0 in deferred stock option compensation at January 31, 2013 and 2012, respectively.

As of January 31, 2013, the Company has no warrants and 6,500,000 options issued and outstanding.

NOTE 10. MERGERS AND ACQUISITIONS

Effective August 23, 2012, and in connection with the Share Exchange and Common Stock Purchase Agreement (Note 1), the Company acquired 100% of Eaton Scientific Systems, Ltd. common stock in exchange for approximately 60% of the Company’s common stock.  The transaction was accounted for as a reverse acquisition, and the results of operations of the legal acquirer, if any, are included in the financial statement as of August 23, 2012.  There were no assets or liabilities of the legal acquirer on the date of the Share Exchange.

NOTE 11. INCOME TAXES

The components of the net deferred tax asset at January 31, 2013 and 2012, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	January 31, 2013	January 31, 2012

Income (Loss) Before Taxes	$(570,344)	$(51,917)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$194,300	$17,700
Non-deductible expenses	(400)	—
Change in valuation allowance	(193,900)	(17,700)

Reported income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at January 31, 2013 and 2012 are as follows:

	January 31, 2013	January 31, 2012

Net operating loss carried forward	$256,700	$173,400

Valuation allowance	(256,700)	(173,400)

Net deferred income tax asset	$–	$–

NOTE 12: SUBSEQUENT EVENTS

On May 14, 2013, the Company entered into a Clinical Trial/Study Agreement with the American Institute of Research (the “CTS Agreement”).  The purpose of the Study will be to demonstrate that Tropine 3, its novel new indication of Homatropine, and existing FDA Approved drug currently used to treat heavy coughing, has the ability to provide relief to pre-menopausal, menopausal and post-menopausal women suffering from hot flashes. Pursuant to the CTS Agreement, the cost for the Study is approximately $257,875, based upon 50 (fifty) patients, not to exceed a cost of $5,037.50 per patient, plus preparation and pharmaceutical fees of $6,000.

*    *    *    *    *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 23, 2013, the Board of Directors of Eaton Scientific Systems, Inc., formerly Pristine Solutions, Inc., (the “Company”) dismissed Stan J.H. Lee, CPA (the “Former Accountant”), the Company’s former independent registered public accounting firm. On April 24, 2013, the Board of Directors of the Company selected Seale & Beers, CPA’s (the “New Accountant”) to serve as the Company’s auditor for the fiscal year ended January 31, 2013.

During the period of the Former Accountant’s engagement with the Company and through April 23, 2013, there have been no disagreements with the Former Accountant (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused them to make reference thereto in their report on financial statements for any period.

During the period of the Former Accountant’s engagement and through April 23, 2013, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During the period of the Former Accountant’s engagement and through April 23, 2013, neither the Registrant nor anyone on its behalf has consulted with the New Accountant regarding either:

•
The application of accounting principles to specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements, and neither was a written report provided to the Registrant nor was oral advice provided that the New Accountant concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing, or financial reporting issue; or

•	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

The Company has provided Former Accountant a copy of the foregoing disclosures.

On April 24, 2013, with the prior approval of its Board of Directors, the Registrant engaged the New Accountant as its independent registered public accounting firm.

The Company has not consulted with the New Accountant regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements during the two most recent fiscal years through present.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president, chief executive officer and chief financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of January 31, 2013, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of January 31, 2013, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s Board of Directors.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended January 31, 2013 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of January 31, 2013:

Name	Position(s) Held	Age	Date first Elected or Appointed
Michael J. Borkowski	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director	39	August 22, 2012

Term of Office

The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.  Each officer serves until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  At the present time, members of the board of directors are not compensated for their services to the board.  Each Director shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

On December 8, 2009 Ms. Christine Buchanan-McKenzie was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

On August 22, 2012, Ms. Buchanan-McKenzie resigned from all positions within the Company.

On August 22, 2012, Mr. Michael Borkowski was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Background and Business Experience

Michael J. Borkowski

Since June 2008, Mr. Borkowski has been working with Huntington Chase, Ltd assisting its merchant banking activities with multiple companies including Ecologic Transportation, Inc., a 100% environmentally friendly transportation company, Montecito BioSciences, Ltd., a biotech company, and AudioEye, Inc., an internet and mobile technology company.  Mr. Borkowski played a key role in identifying potential transactions, introducing key relationships, assisting the companies in their transition from private to public sector, restructuring their corporate structure, and successfully completing their private placements.

In addition, from time to time Mr. Borkowski provides consulting services for the Dubai-based company, Rasia Group (“Rasia”). Rasia is an exclusive investment firm that engages in both direct principal investment strategies, as well as highly confidential investment representation for prominent sovereign and sovereign affiliated funds and families. Rasia originates and executes proprietary and “off market” deals for its own account and for its portfolio companies with an emphasis on high value resources, strategic infrastructure, and defense.

Prior to working with Huntington Chase Ltd, Mr. Borkowski spent two years working for Kingsdale Capital International (“Kingsdale”). Mr. Borkowski’s primary focus was on Kingsdale’s business development. He was responsible for identifying and analyzing new opportunities and investments, as well as mergers and acquisitions activities. In addition, Mr. Borkowski raised capital for existing projects and assisted Kingsdale in successfully completing each investment.

Mr. Borkowski began his career as a highly accomplished professional racecar driver.  His achievements include winning several professional national championships and competing at multiple levels of the highest divisions, including winning the world famous 12-Hours of Sebring.

Mr. Borkowski graduated Cum Laude from the Taft School and then graduated with honors from Cornell University.

Identification of Significant Employees

Dr. David Stark, Consultant

Dr. Stark has 18 years experience from the toxicology labs to the investigator site and has been essential to all aspects clinical and device research. Dr. Stark is the President and CEO of Stark-SMO, a Site Management Organization whose services go far beyond that of an ordinary SMO.  Due to his extensive and broad experiences in the inner workings of the research and regulatory aspects of clinical trials, Dr. Stark brings a unique vision to the industry and the Company as a motivated designer of superior approaches to research challenges. Most importantly, Dr. Stark is highly qualified to manage the development opportunities of the Company.

Formerly the Director of the National Institute of Clinical Research (NICR), he has been responsible for the design, organization and implementation of clinical trials for pharmaceutical and device companies.  He has a broad background in designing, conducting, and monitoring clinical trials of new pharmaceuticals and devices.  He is one of the few that has worked in the manufacturing validation of pharmaceuticals, the clinical field, and the regulatory (IRB) arenas, and therefore possesses a big-picture understanding of pharmaceutical development.

Through Dr. Stark’s diverse and devoted networking within the industry, Stark-SMO has assembled a wide network of more than 5000 physicians throughout the United States, which extends to the international community. Currently, he is negotiating a unique DMF partnership with drug manufacturers in China.

In addition to his significant accomplishments on the industry side of clinical drug and device development, Dr. Stark has experience with the FDA (major focus on IND’s NDA’s and 510K applications). Prior to his employment at NICR, Dr. Stark was the President and Chief Executive Officer of Powder Ice, Inc a medical products company. Additionally, Dr. Stark is a California state licensed Qualified Medical Examiner and Certified Clinical Research Associate.

The Company does not expect any other individuals to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships among its directors or executive officers.

Involvement in Certain Legal Proceedings

The Company’s directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended January 31, 2013, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended January 31, 2013, and the representations made by the reporting persons to the Company, the Company believes that during the year ended January 31, 2013, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to its executive officers during the years ending January 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year ending January 31	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael J. Borkowski	2013	$24,000	Nil	Nil	$170,833	Nil	Nil	$6,000	[1]	$200,833
President, CEO, CFO, Treasurer, Secretary and Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil

Christine Buchanan-McKenzie	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil
Former President, CEO, CFO, Treasurer, Secretary and Director	2012	5,500	Nil	Nil	Nil	Nil	Nil	Nil		5,500

[1] Compensation earned, but unpaid.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On September 1, 2012, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “Employment Agreement”) to serve as the Company’s President, CEO, and Director of the Board of Directors. The Employment Agreement is for a term of three years, and includes compensation in the amount of $72,000 per year, bonus compensation in the amount of $100,000 contingent upon the Company meeting certain goals, 5,000,000 stock options, and certain other benefits in the event they are offered by the Company in the future.

There are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of the Company’s executive officers acts or will act on behalf of or at the direction of any other person.

Equity Compensation Plan

On September 1, 2012, the Company adopted the Employee Stock Option Plan (“2012 Plan”), wherein 25,000,000 shares of common stock were reserved for issuance. The 2012 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options.

Stock Options/SAR Grants

The Company granted the following stock options to directors and officers through the 2012 Plan during the years ended January 31, 2013 and January 31, 2012:

On September 1, 2012, Michael Borkowski was granted an option under the 2012 Plan to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share.

On September 12, 2012, David Stark was granted an option under the 2012 Plan to purchase 1,500,000 shares of the Company’s common stock at a price of $0.25 per share.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the year ended January 31, 2013 or January 31, 2012 by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

Outstanding Options
	Number of	Number of
	Options	Options	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Michael J. Borkowski	416,667	4,583,333	$0.10	09/01/2017
David Stark	125,000	1,375,000	$0.25	09/01/2017
	541,667	5,958,333

On September 1, 2012, the Company, under its 2012 Plan, granted qualified stock options to purchase 6,500,000 shares of its common stock.  Of the total options granted, 5,000,000 were granted to the sole officer of the Company at $0.10 per share, and 1,500,000 were granted to a consultant at $0.25 per share.  All options are for a period of 5 years, vest quarterly over a period of two years, and were valued using the Black-Scholes valuation method at $0.41 per share, or $2,665,000, which is being amortized over a 24-month period.  As of January 31, 2013, of the total options granted, 541,667 were vested, and deferred compensation was expensed in the amount of $222,083.  Deferred compensation of $2,442,917 remains as of January 31, 2013, and shall be amortized over the next 21 months.

Compensation of Directors

The Company reimburses its directors for expenses incurred in connection with attending board meetings. The Company has no formal plan for compensating its directors for their service in their capacity as directors. However, certain directors and officers of the Company have received stock options to purchase common shares under the Company’s 2012 Plan, and may receive additional stock options at the discretion of the Company’s board of directors. The Company has not paid any other cash compensation or director's fees for services rendered as a director since the Company’s inception to the date of this filing.

Pension, Retirement or Similar Benefit Plans

As of January 31, 2013, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 25, 2013, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock

Michael J. Borkowski 9595 Wilshire Blvd., Suite 900 Beverly Hills, CA 90212	5,300,000	[2]	1.20%
Skyy Holdings, Inc. 9663 Santa Monica Blvd Beverly Hills, CA 90210	80,990,625		18.28%
Edward W. Withrow III 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	88,079,375	[2]	19.88%
Katsuka Sandoval 702 Dune Drive #B Malibu, CA 90275	39,750,000	[2]	8.97%
Edward W. Withrow IV 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	7,950,000	[3]	1.79%
Total	222,070,000		50.13%

[1]	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.
[2]	5% shareholder Katsuka Sandoval by spouse, Edward W. Withrow III
[3]	5% shareholder by parent, Edward W. Withrow III

Directors and Officers as a Group (1 shareholder)	5,300,000	1.20%
More than 5% ownership (4 shareholders)	216,770,000	48.93%
Total	222,070,000	50.13%

Changes in Control

On August 23, 2012, the Company and its controlling stockholders entered into a Share Exchange Agreement (the “Share Exchange”) with Eaton Scientific Systems, Ltd., a Nevada corporation (“ESSL”) and the shareholders of ESSL (the “ESSL Shareholders”), whereby the Company acquired 25,000,000 shares of common stock (100%) of ESSL (the “ESSL Stock”) from the ESSL Shareholders.  In exchange for the ESSL Stock, the Company issued 25,000,000 shares of its common stock to the ESSL Shareholders (the “Share Exchange”).

The Company’s Chief Executive Officer, Mr. Michael J. Borkowski, and the Company’s controlling shareholder and former President, Ms. Christine Buchanan-McKenzie, entered into a Common Stock Purchase Agreement, whereby Mr. Borkowski would purchase one hundred (100%) percent of the Company’s common shares owned by Mrs. Buchanan-McKenzie, or 240,000,000 shares, at par value $.0001, representing approximately 54.1% of the Company’s total issued and outstanding shares.  The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012.  On October 23, 2012, the Common Stock Purchase Agreement was finalized, and a change in control of the Company took place.

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

As a result of the Share Exchange and Common Stock Purchase Agreement, (i) there was a change in control of the Company; (ii) ESSL became the Company’s wholly owned subsidiary; and (iii) the Company intends to continue the ESSL operations as its primary business.  On November 27, 2012, the Company changed its name to Eaton Scientific Systems, Inc.

The Company is unaware of any contract or other arrangement or provisions of its Articles or Bylaws the operation of which may at a subsequent date result in a change of control of the Company. There are not any provisions in its Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of its company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended January 31, 2013, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

As at January 31, 2013, affiliates and related parties are due a total of $473,861, which is comprised of $194,824 in cash loans, $273,000 of accrued compensation converted to notes payable, $6,000 in unpaid compensation, and $37 due to related parties for reimbursable expenses.  During the year ended January 31, 2013, cash loans increased by $194,824, accrued compensation converted to notes payable increased by $273,000, unpaid compensation decreased by $144,500, overhead advances decreased by $13,400, and reimbursable expenses decreased by $988.

On July 1, 2008, the Company entered into a consulting agreement with Huntington Chase Financial Group Ltd. (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for compensation in the amount of $3,500 per month.  On August 31, 2012, a convertible promissory note was issued by the Company in the amount of $168,000 for all unpaid compensation owing under this agreement.  The convertible promissory note is payable within three years, accrues interest at a rate of 7% per annum, and is convertible into the Company’s common stock.  Interest in the amount of $4,930 has been accrued as of January 31, 2013, and is included as an accrued expense.

On January 1, 2013, the Company entered into a new consulting agreement with HCFG. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for compensation in the amount of $15,000 per month, plus a one-time payment of $90,000 for prior services rendered.  On January 31, 2013, a promissory note was issued by the Company in the amount of $105,000 for all unpaid compensation owing under this agreement.  The promissory note is payable within three years, and accrues interest at a rate of 7% per annum. No interest has been accrued as of January 31, 2013.

On September 10, 2012, the Company issued a Convertible Note Payable in the amount of $500,000, for cash funds received from a related party for the purpose of short term cash flow requirements.  The convertible note was payable within two years, accrued interest at a rate of 6% per annum, and was convertible into the Company’s common stock.  On January 7, 2013, $250,000 of the principal was assigned to a non-related party. In addition, principal repayments of $55,000 were made through January 7, 2013.  As a result, a revised note (the “New Note”) was issued to the related party in the principal amount of $195,000, and the note dated September 10, 2012 was effectively canceled. The New Note accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock. A total of $176 in principal repayments were made on the New Note, resulting in a principal balance of $194,824 as of January 31, 2013.  Interest in the amount of $9,485 has been accrued as of January 31, 2013, and is included as an accrued expense.

On September 1, 2012, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “Employment Agreement”) to serve as the Company’s President, CEO, and Director of the Board of Directors. The Employment Agreement is for a term of three years, and includes compensation in the amount of $72,000 per year, bonus compensation in the amount of $100,000 contingent upon the Company meeting certain goals, 5,000,000 stock options, and certain other benefits in the event they are offered by the Company in the future. As of January 31, 2013, $6,000 has been recorded as related party unpaid compensation.

As at January 31, 2013 and 2012, respectively, the principal balance owed for related party notes payable is $467,824 and $0, and a total of $14,415 and $0 of interest has been accrued.

Director Independence

For purposes of determining director independence, the Company has applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, Michael Borkowski is not an independent director of the Company.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal years ended January 31, 2013 and January 31, 2012 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2013	January 31, 2012
	$	$
Audit Fees	7,000	13,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	7,000	13,000

The Company’s board of directors pre-approves all services provided by its independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The Company’s board of directors has considered the nature and amount of fees billed by its independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining its independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

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

3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2013)
(10)	Material Contracts
10.1	Consulting Agreement with Christine Buchanan-McKenzie (incorporated by reference to the Registrant’s registration statement on Form S-1filed on May 4, 2010)
10.2	License Agreement with Zhongshan Guangsheng Industry Co., Ltd. (incorporated by reference to the Registrant’s registration statement on Form S-1filed on May 4, 2010)
10.3	Consulting Agreement between Dr. David Stark and Eaton Scientific Systems, Ltd. dated August 28, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.4	2012 Employee Stock Option Plan of Pristine Solutions, Inc. dated September 1, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.5
Consulting Agreement between Dr. Jennifer Berman and Eaton Scientific Systems, Ltd. dated September 12, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)

10.6	Retainer Agreement with Cislo & Thomas, LLP, Attorneys at Law dated September 14, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.7	Employment Agreement between Michael Borkowski and Pristine Solutions, Inc. dated October 1, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.8	Patent Assignment dated September 19, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.9	Lock-up Leak-out Agreement with M. Katsuka Sandoval dated October 27, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.10	Lock-up Leak-out Agreement with Edward W. Withrow III dated October 27, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.11	Lock-up Leak-out Agreement with Edward W. Withrow IV dated October 27, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.12*	Consulting Agreement between Huntington Chase Financial Group, LLC and Eaton Scientific Systems, Inc. dated January 1, 2013
10.13*	Clinical Trials/Study Agreement with American Institute of Research dated May 14, 2013

(16)	Letters on Change in Certifying Auditor
16.1	Letter from GBH CPA’s, PC dated November 2, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
(21)	List of Subsidiaries (2)
21.1	Pristine Solutions Limited, incorporated under the laws of Jamaica
21.2	Eaton Scientific Systems, Ltd., incorporated under the laws of Nevada, USA
(23)	Consents of Experts and Counsel
23.1	Letter from GBH CPA’s, PC dated July 21, 2010 (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
23.2	Letter from Stan J.H. Lee, CPA dated October 3, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
23.3*	Letter from Seale and Beers, CPAs dated May 15, 2013
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(99)	Other Documents
99.1
Abstract of US Provisional Patent Application Ser No 60/719,756 / USPTO Patent Application USPTO No. 11/523,975 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)

99.2	Prior Art Search Letter pertaining to U.S. Provisional Application Ser. No. 60/719,756 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
99.3	USPTO Statement of Assignment of Rights to Patent No. 11/523,975 filed September 25, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
99.4	$500,000 Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
99.5*	Modification to $500,000 Convertible Promissory Note
99.6*	Homatropine Protocol dated March 14, 2013
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON SCIENTIFIC SYSTEMS, INC.

Dated: May 16, 2013	/s/ Michael J. Borkowski
Michael J. Borkowski
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: May 16, 2013	/s/ Michael J. Borkowski
Michael J. Borkowski
Chief Financial Officer
(Principal Financial Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 16, 2013	/s/ Michael J. Borkowski
Michael J. Borkowski
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: May 16, 2013	/s/ Michael J. Borkowski
Michael J. Borkowski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)