Form 10-Q
period 2013-04-30
EATON SCIENTIFIC SYSTEMS, INC.
filed 2013-06-19
CIK 1490873

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

443,000,686 common shares issued and outstanding as of June 15, 2013

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

The Company’s unaudited interim consolidated financial statements for the three month period ended April 30, 2013 form a part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended January 31, 2013 on Form 10K, as filed with the Securities and Exchange Commission.

EATON SCIENTIFIC SYSTEMS, INC.

(FORMERLY PRISTINE SOLUTIONS, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

	April 30, 2013	January 31, 2013
	(unaudited)
ASSETS
Current assets
Cash	$180,060	$287,421
Prepaid expenses	—	5,000
Total current assets	180,060	292,421

Property and equipment, net	8,641	1,668
Intangible assets, net	33,591	31,057

TOTAL ASSETS	$222,292	$325,146

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$122,842	$86,509
Related party payables	64,533	6,037
Total current liabilities	187,375	92,546

Related party loans	407,924	467,824
Notes payable	250,000	250,000
Total liabilities	845,299	810,370

Stockholders’ deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par, 650,000,000 shares authorized, 443,000,686 issued and outstanding at April 30, 2013 and January 31, 2013	44,300	44,300
Additional paid in capital	493,616	271,533
Accumulated deficit	(1,160,923)	(801,057)
Total stockholders’ deficit	(623,007)	(485,224)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$222,292	$325,146

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, INC.

(FORMERLY PRISTINE SOLUTIONS, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INCOME STATEMENT

(unaudited)

			Cumulative from
			January 31, 2006
	For the three months ended		(Inception) to
	April 30, 2013	April 30, 2012	April 30, 2013

Revenue	$—	$—	$—
Cost of revenues	—	—	—
Gross profit	—	—	$—

General and administrative expenses	126,153	10,548	675,977

Net operating income (loss)	(126,153)	(10,548)	(675,977)

Other income (expenses)
Interest expense	(10,631)	—	(26,031)
Depreciation and amortization	(999)	(601)	(14,749)
Amortization of stock compensation	(222,083)	—	(444,166)

Net (loss)	$(359,866)	$(11,149)	$(1,160,923)

Net (loss) per common share - basic and diluted	$0.00	$0.00

Weighted average common shares outstanding - basic and diluted	443,000,686	365,750,600

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, LTD.

(A DEVELOPMENT STAGE COMPANY)

 STATEMENTS OF CASH FLOWS

(unaudited)

			Cumulative from
			January 31, 2006
	For the three months ended		(Inception) to
	April 30, 2013	April 30, 2012	April 30, 2013
Cash flows from operating activities:
Net loss	$(359,866)	$(11,149)	$(1,160,923)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Expenses converted to related party loans	—	—	273,000
Amortization of stock options	222,083	—	444,166
Depreciation and amortization	999	601	14,748
Stock compensation	—	—	87,501
Changes in operating assets and liabilities:
Decrease in prepaid expenses	5,000	—	—
Increase (decrease) in accounts payable and accrued expenses	36,334	(1,500)	108,429
Increase in related party payables	58,496	12,100	78,947
Net cash provided by (used in) operating activities	(36,954)	52	(154,132)

Cash flows from investing activities:
Purchase of office equipment and furnishings	(7,189)	—	(8,857)
Product development costs	(3,318)	—	(48,125)
Net cash (used in) investing activities	(10,507)	—	(56,982)

Cash flows from financing activities:
Proceeds from related party loans	—	—	513,400
Repayment of related party loans	(59,900)	—	(128,476)
Proceeds from the issuance of common stock	—	—	6,250
Net cash provided by (used in) financing activities	(59,900)	—	391,174

Increase (decrease) in cash	(107,361)	52	180,060

Cash - beginning of period	287,421	159	—

Cash - end of period	$180,060	$211	$180,060

NONCASH ACTIVITIES
100-1 reverse stock split	$—	$—	$(7,500)
Recapitalization due to share exchange	$—	$—	$(45,626)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, INC.

(formerly Pristine Solutions, Inc.)

A DEVELOPMENT STAGE COMPANY

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 1: Nature of Business and Continuance of Operations

The accompanying unaudited interim consolidated financial statements of Eaton Scientific Systems, Inc. (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended January 31, 2013, on Form 10-K, as filed with the Securities and Exchange Commission on May 16, 2013, as the interim disclosures generally do not repeat those in the annual statements.

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenues therefrom.

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

NOTE: The following notes and any further reference made to “the Company”, “we”, “us”, “our” and “Eaton” shall mean Eaton Scientific Systems, Inc. (formerly Pristine Solutions, Inc.) and its wholly-owned subsidiary, Eaton Scientific Systems, Ltd., unless otherwise indicated.

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

The Company has recently finished its first Clinical Trial Protocol, and is prepared to conduct the Study. On May 14, 2013, the Company entered into a Clinical Trial/Study Agreement with the American Institute of Research (the “CTS Agreement”) to, among other things, conduct the Study. The purpose of the Study will be to demonstrate that Tropine 3, its novel new indication of Homatropine, and existing FDA Approved drug currently used to treat heavy coughing, has the ability to provide relief to pre-menopausal, menopausal and post-menopausal women suffering from hot flashes. The Company’s technical mission is to prove its central thesis that Homatropine in an oral suspension formula can reduce hot flashes in pre-menopausal, menopausal and post-menopausal women through multiple clinical trial validations

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at April 30, 2013, the Company had working capital deficit of $7,315, and an accumulated deficit of $1,160,923. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2: Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of April 30, 2013 and January 31, 2013, the Company had no cash equivalents.

Property and Equipment

Property and equipment is comprised of office equipment, recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. During the three months ended April 30, 2013 and the year ended January 31, 2013, respectively, $7,189 and $1,668 were capitalized to property and equipment.

Intangible Assets

Intangible assets consist of legal and other costs incurred in connection with the development of pending patents, and are capitalized and amortized over the shorter of the economic or legal life of the patent. During the three months ended April 30, 2013 and the year ended January 31, 2013, respectively, $3,318 and $8,751 were capitalized to product development costs.

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

Due to the Company’s recurring losses, the costs related to its patents were evaluated for impairment and it was determined that future cash flows were sufficient for recoverability of the asset. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured. As of April 30, 2013 and January 31, 2013, no revenue has been recognized, as the Company has not commenced operations.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2013 and January 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3: PREPAID EXPENSES

Prepaid expenses consist of certain consulting fees paid in advance of services rendered. As of April 30, 2013 and January 31, 2013, respectively, the Company had $0 and $5,000 in prepaid expenses.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	April 30, 2013	January 31, 2013
Office equipment	$2,722	$1,668
Furniture and fixtures	6,135	—
Sub-total	8,857	1,668
Accumulated depreciation	(216)	—
Property and equipment, net	$8,641	$1,668

Depreciation expense totaled $216 and $0 for the three months ended April 30, 2013 and 2012, respectively.

NOTE 5: INTANGIBLE ASSETS

Intangible assets consists of the following:

	April 30, 2013	January 31, 2013
Product development costs	$48,124	$44,806
Accumulated amortization	(14,533)	(13,749)
Intangible assets, net	$33,591	$31,057

Amortization expense totaled $783 and $601 for the three months ended April 30, 2013 and 2012, respectively.

NOTE 6: Related Party Transactions

Due to affiliates and related parties consists of the following:

	April 30, 2013	January 31, 2013
Loans to the Company	$134,924	$194,824
Notes payable for accrued compensation	273,000	273,000
Total related party loans	407,924	467,824
Accrued compensation	65,000	6,000
Reimbursable expenses	(467)	37
Total related party payable	64,533	6,037
Total related party transactions	$472,457	$473,861

As at April 30, 2013, affiliates and related parties are due a total of $472,457, which is comprised of $134,924 in cash loans, $273,000 of accrued compensation converted to notes payable, $65,000 in unpaid compensation, and $467 due from related parties for reimbursable expenses. During the three months ended April 30, 2013, cash loans decreased by $59,900, unpaid compensation increased by $59,000, and reimbursable expenses decreased by $504.

On August 31, 2012, the Company issued a promissory note in the amount of $168,000 to Huntington Chase Financial Group (“HCFG”), a Nevada corporation, whose principal is a related party, for all unpaid compensation owing under a related consulting agreement dated July 10, 2008. The promissory note is payable within three years, and accrues interest at a rate of 7% per annum. Interest in the amount of $7,797 and $4,930 has been accrued as of April 30, 2013 and January 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

On January 1, 2013, the Company entered into a consulting agreement with HCFG. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for compensation in the amount of $15,000 per month, plus a one-time payment of $90,000 for prior services rendered. On January 31, 2013, a promissory note was issued by the Company in the amount of $105,000 for unpaid compensation owing under this agreement through January 31, 2013. The promissory note is payable within three years, and accrues interest at a rate of 7% per annum. Interest in the amount of $1,792 and $0 has been accrued as of April 30, 2013 and January 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets. In addition, as of April 30, 2013, $45,000 in compensation not included in the promissory note has been recorded as related party unpaid compensation.

On January 7, 2013, the Company issued a convertible promissory note in the amount of $195,000 to a related party for cash loans made to the Company. The promissory note accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock. A total of $59,900 and $176, in principal repayments were made during the three months ended April 30, 2013 and the year ended January 31, 2013, respectively, resulting in a principal balance of $134,924 and $194,824 as of April 30, 2013 and January 31, 2013, respectively. Interest in the amount of $11,798 and $9,485 has been accrued as of April 30, 2013 and January 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

On September 1, 2012, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “Employment Agreement”) to serve as the Company’s President, CEO, and Director of the Board of Directors. The Employment Agreement is for a term of three years, and includes compensation in the amount of $72,000 per year, bonus compensation in the amount of $100,000 contingent upon the Company meeting certain goals, 5,000,000 stock options, and certain other benefits in the event they are offered by the Company in the future. As of April 30, 2013 and January 31, 2013, respectively, $20,000 and $6,000 has been recorded as related party unpaid compensation.

As of April 30, 2013 and January 31, 2013, respectively, the Company has accrued $21,387 and $14,414 in interest on related party loans.

NOTE 7: NOTES AND LOANS PAYABLE

On January 7, 2013, the Company issued a Convertible Promissory Note in the amount of $250,000 to a non-related party (the “Convertible Note”). The Convertible Note is payable within two years, accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock. Interest in the amount of $4,642 and $986 has been recorded as of April 30, 2013 and January 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

As of April 30, 2013 and January 31, 2013, respectively, the Company has accrued $4,643 and $986 in interest on notes and loans payable

NOTE 8: COMMITMENTS AND CONTINGENCIES

On August 28, 2012, the Company’s wholly owned subsidiary, Eaton Scientific Systems, Ltd. entered into a Consulting Agreement with Dr. David Stark (the “Stark Agreement”). The Stark Agreement, effective September 1, 2012, is for a period of 12 months, and provides compensation in the amount of $4,000 per month. As of April 30, 2013 and January 31, 2013, respectively $20,500 and $11,000 in unpaid compensation has been included in accounts payable on the accompanying consolidated balance sheets.

NOTE 9: COMMON STOCK

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

As of April 30, 2013 and January 31, 2013, 443,000,686 shares of the Company’s common stock were issued and outstanding.

NOTE 10: WARRANTS AND OPTIONS

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

Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.10	5,000,000	4.50	$500,000	$0.10
$0.25	1,500,000	4.50	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity	Number of Shares	Weighted Average Exercise Price

Outstanding at January 31, 2013	6,500,000	$0.20
Issued	—	—
Exercised	—	—
Expired / Cancelled	—	—
Outstanding at April 30, 2013	6,500,000	$0.20

During the three months ended April 30, 2013 and the year ended January 31, 2013, respectively, the Company expensed a total of $222,083 and $222,083 in stock option compensation. There remains $2,220,834 and $2,442,917 in deferred stock option compensation at April 30, 2013 and January 31, 2013, respectively, to be amortized over the next 18 months.

As of April 30, 2013 and January 31, 2013, the Company has no warrants and 6,500,000 options issued and outstanding.

NOTE 11: INCOME TAXES

The components of the net deferred tax asset at April 30, 2013 and January 31, 2013, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	April 30, 2013	January 31, 2013

Income (Loss) Before Taxes	$(358,090)	$(570,344)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$122,400	$194,300
Non-deductible expenses	(300)	(400)
Change in valuation allowance	(122,100)	(193,900)

Reported income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at April 30, 2013 and January 31, 2013 are as follows:

	April 30, 2013	January 31, 2013

Net operating loss carried forward	$394,000	$271,900

Valuation allowance	(394,000)	(271,900)

Net deferred income tax asset	$—	$—

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

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause the Company’s or the Company’s industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company do not intend to update any of the forward-looking statements to conform these statements to actual results.

The Company’s unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s financial statements and the related notes that appear elsewhere in this quarterly report.

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report.

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

On November 27, 2012, the Company changed its name to Eaton Scientific Systems, Inc.

NOTE: The following sections of this annual report and any further reference made to “the Company”, “we”, “us”, “our” and “Eaton” shall mean Eaton Scientific Systems, Inc. (formerly Pristine Solutions, Inc.), and its wholly-owned subsidiary, Eaton Scientific Systems, Ltd., unless otherwise indicated.

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

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. At April 30, 2013, the Company has not yet commenced its principal operations.

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

The Company has recently completed its Clinical Trial Protocol entitled “An Open Label Escalating Study to Determine Maximum Necessary Dose (MND) of Homatropine Methylbromide needed for Palliation of Hot Flashes in Menopausal Women,” dated March 14, 2013, for its new drug indication, with the goal of generating data that supports its claims. The Company has retained a team of medical professionals and is ready to begin Phase I of the Clinical Trial/Study (the “Study”).

On May 14, 2013, the Company entered into a Clinical Trial/Study Agreement with the American Institute of Research to, among other things, conduct the Study. The Company’s goal is to complete the Study, barring any unforeseen delays, by the end of the 3rd calendar quarter of 2013. The Study will consist of two parts: Study A and Study B. Study A will be run in 2 stages: (1) a baseline run-in stage where subjects take no drug and record selected baseline climacteric symptoms for a duration of 7 days, and (2) a dose escalation stage where subjects take the study drug starting at the lowest dose and can escalate the drug to the next highest does if the drug is not working based on improvement of symptoms, minimization of side effect and tolerability duration 14 days. After maximum dose needed is decided then Study B can begin, which will involve a randomized double-blind placebo controlled study to test and measure the efficacy of Homatropine under its new indication.

Results of Operations

Three months ended April 30, 2013 compared to three months ended April 30, 2012

The following summary should be read in conjunction with the Company’s financial statements for the quarter ended April 30, 2013, which are included herein.

	For the three months ended April 30,		Cumulative from January 31, 2006 (inception) to
	2013	2012	April 30, 2013
Revenue	$—	$—	$—
Gross profit (loss)	$—	$—	$—
General and administrative expenses	$(126,153)	$(10,548)	$(675,977)
Interest expense	$(10,631)	$—	$(26,031)
Depreciation and amortization	$(999)	$(601)	$(14,749)
Amortization of stock options	$(222,083)	$—	$(444,166)
Net (loss)	$(359,866)	$(11,149)	$(1,160,923)

Revenue

For the three months ended April 30, 2013 and April 30, 2012, the Company had no revenues.

As a development stage company, the Company has not yet launched the Company’s major business operations, which is focused on quality solutions to women’s health issues surrounding pre-menopausal, pari-menopausal and post-menopausal conditions with products using non-hormonal treatments.

General and administrative expenses

General and administrative expenses in the amount of $126,153 for the three months ended April 30, 2013, were comprised of $17,000 of legal and accounting fees, $89,664 of consulting and outside services, and $19,489 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $10,548 for the three months ended April 30, 2012, were comprised of $10,500 of consulting fees, and $48 of office expenses.

General and administrative expenses for the three month period ended April 30, 2013 were $126,153 as compared to $10,548 for the three month period ended April 30, 2012 which resulted in an increase in general and administrative expenses for the current period of $115,605.

General and administrative expenses	For the three months ended
	April 30,
	2013	2012	Variances
Legal, accounting and professional fees	$17,000	$—	$17,000
Management consulting services	63,000	10,500	52,500
Other outside services	26,664	—	26,664
Office supplies and miscellaneous expenses	10,436	48	10,388
Rent expense	4,000	—	4,000
Travel, meals and entertainment	5,053	—	5,053

Total general and administrative expenses	$126,153	$10,548	$115,605

General and administrative expenses for the three month periods ended April 30, 2013 and April 30, 2012, were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Liquidity and Capital Resources

Working capital	At April 30,	At January 31,	Increase
	2013	2013	(Decrease)
Current assets	$180,060	$292,241	$(112,361)
Current liabilities	187,375	92,546	94,829
Working capital (deficit)	$(7,315)	$199,875	$(207,190)

Cash Flows	For the three months ended
	April 30,		Increase
	2013	2012	(Decrease)
Net cash provided by (used in) operating activities	$(36,954)	$52	$(37,006)
Net cash (used in) investing activities	(10,507)	—	(10,507)
Net cash (used in) financing activities	(59,900)	—	(59,900)
Net increase (decrease) in cash	$(107,361)	$52	$(107,413)

The Company is a development stage company focused on developing the Company’s business in the women’s health pharmaceutical sector. The Company’s principal business objective for the next twelve (12) months will be to continue to develop the Company’s business plan. The Company has not earned any revenue.

As of April 30, 2013, the Company had cash on hand of $180,060, compared to $287,421 as of January 31, 2013. The Company had working capital deficit of $7,315 as of April 30, 2013, compared to working capital of $199,875 as of January 31, 2013. There is no assurance that the Company will be able to achieve revenues sufficient to become profitable.

The Company has incurred losses of $1,160,923 since inception. The Company’s continuation is dependent upon it attaining and maintaining profitable operations and raising additional capital as needed. The Company anticipates that it will have to raise additional funds through private placements of the Company’s equity securities and/or debt financing to complete the Company’s business plan. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the planned operations, the Company’s shareholders may lose some or all of their investment and the business may fail.

As at April 30, 2013, affiliates and related parties are due a total of $472,457, which is comprised of $134,924 in cash loans, $273,000 of accrued compensation converted to notes payable, $65,000 in unpaid compensation, and $467 due from related parties for reimbursable expenses. During the three months ended April 30, 2013, cash loans decreased by $59,900, unpaid compensation increased by $59,000, and reimbursable expenses decreased by $504.

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

ITEM 4.    CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president (the Company’s principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit Number	Exhibit Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	Share Exchange Agreement between Pristine Solutions, Inc. and Eaton Scientific Systems, Ltd. dated August 23, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 24, 2012)
(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
3.4	Amended Articles of Incorporation/Certificate of Amendment filed with the Nevada Secretary of State on March 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012 filed April 30, 2012)

3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2013)
(10)	Material Contracts

10.1	Consulting Agreement with Christine Buchanan-McKenzie (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
10.2	License Agreement with Zhongshan Guangsheng Industry Co., Ltd. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
10.3	Consulting Agreement between Dr. David Stark and Eaton Scientific Systems, Ltd. dated August 28, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.4	2012 Employee Stock Option Plan of Pristine Solutions, Inc. dated September 1, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.5	Consulting Agreement between Dr. Jennifer Berman and Eaton Scientific Systems, Ltd. dated September 12, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.6	Retainer Agreement with Cislo & Thomas, LLP, Attorneys at Law dated September 14, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.7	Employment Agreement between Michael Borkowski and Pristine Solutions, Inc. dated October 1, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.8	Patent Assignment dated September 19, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.9	Lock-up Leak-out Agreement with M. Katsuka Sandoval dated October 27, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.10	Lock-up Leak-out Agreement with Edward W. Withrow III dated October 27, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.11	Lock-up Leak-out Agreement with Edward W. Withrow IV dated October 27, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
10.12	Consulting Agreement between Huntington Chase Financial Group, LLC and Eaton Scientific Systems, Inc. dated January 1, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 16, 2013)
10.13	Clinical Trials/Study Agreement with American Institute of Research dated May 14, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 16, 2013)
(16)	Letters on Change in Certifying Auditor

16.1	Letter from GBH CPA’s, PC dated November 2, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
(21)	List of Subsidiaries (2)

21.1	Pristine Solutions Limited, incorporated under the laws of Jamaica

21.2	Eaton Scientific Systems, Ltd., incorporated under the laws of Nevada, USA

(23)	Consents of Experts and Counsel

23.1	Letter from GBH CPA’s, PC dated July 21, 2010 (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
23.2	Letter from Stan J.H. Lee, CPA dated October 3, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
23.3	Letter from Seale and Beers, CPAs dated May 15, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 16, 2013)
(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications

32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(99)	Other Documents

99.1	Abstract of US Provisional Patent Application Ser No 60/719,756 / USPTO Patent Application USPTO No. 11/523,975 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
99.2	Prior Art Search Letter pertaining to U.S. Provisional Application Ser. No. 60/719,756 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
99.3	USPTO Statement of Assignment of Rights to Patent No. 11/523,975 filed September 25, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
99.4	$500,000 Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
99.5	Modification to $500,000 Convertible Promissory Note (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 16, 2013)
99.6	Homatropine Protocol dated March 14, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 16, 2013)
(101)	Interactive Data Files

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON SCIENTIFIC SYSTEMS, INC.

Dated: June 19, 2013	/s/ Michael J. Borkowski
Michael J. Borkowski
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

