Form 10-Q
period 2013-07-31
EATON SCIENTIFIC SYSTEMS, INC.
filed 2013-09-23
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

443,000,686 common shares issued and outstanding as of September 16, 2013

PART I---FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the six month period ended July 31, 2013 form a part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended January 31, 2013 on Form 10K, as filed with the Securities and Exchange Commission.

EATON SCIENTIFIC SYSTEMS, INC.
(FORMERLY PRISTINE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	July 31, 2013	January 31, 2013
	(unaudited)
ASSETS
Current assets
Cash	$30,479	$287,421
Prepaid expenses	–	5,000
Total current assets	30,479	292,421

Property and equipment, net	11,785	1,668
Intangible assets, net	40,240	31,057

TOTAL ASSETS	$82,504	$325,146

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$147,102	$86,509
Related party payables	118,944	6,037
Total current liabilities	266,046	92,546

Related party loans	334,370	467,824
Notes payable	250,000	250,000
Total liabilities	850,416	810,370

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none issued	–	–
Common stock, $.0001 par, 650,000,000 shares authorized, 443,000,686 issued and outstanding at July 31, 2013 and January 31, 2013	44,300	44,300
Additional paid in capital	715,699	271,533
Accumulated deficit	(1,527,911)	(801,057)
Total stockholders' deficit	(767,912)	(485,224)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$82,504	$325,146

The accompanying notes are an integral part of these financial statements

(FORMERLY PRISTINE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INCOME STATEMENT
(unaudited)
					Cumulative from
					January 31, 2006
	For the three months ended		For the six months ended		(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012	July 31, 2013
Revenue	$–	$–	$–	$–	$–
Cost of revenues	–	–	–	–	–
Gross profit	–	–	–	–	–

General and administrative expenses	133,388	12,686	259,541	23,234	809,365

Net operating income (loss)	(133,388)	(12,686)	(259,541)	(23,234)	(809,365)

Other income (expenses)
Interest expense	(9,979)	–	(20,610)	–	(36,010)
Depreciation and amortization	(1,538)	(400)	(2,537)	(1,001)	(16,287)
Amortization of stock compensation	(222,083)	–	(444,166)	–	(666,249)

Net (loss)	$(366,988)	$(13,086)	$(726,854)	$(24,235)	$(1,527,911)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	443,000,686	394,435,897	443,000,686	380,250,860

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)
			Cumulative from
			January 31, 2006
	For the six months ended		(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
Cash flows from operating activities:
Net loss	$(726,854)	$(24,235)	$(1,527,911)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Expenses converted to related party loans	–	–	273,000
Amortization of stock options	444,166	–	666,249
Depreciation and amortization	2,537	1,001	16,286
Stock compensation	–	5,638	87,501
Changes in operating assets and liabilities:
Decrease in prepaid expenses	5,000	–	–
Increase (decrease) in accounts payable and accrued expenses	60,594	(1,319)	132,689
Increase in related party payables	112,908	19,100	133,359
Net cash provided by (used in) operating activities	(101,649)	185	(218,827)

Cash flows from investing activities:
Purchase of office equipment and furnishings	(10,764)	–	(12,432)
Purchase of software license	(5,256)	–	(5,256)
Product development costs	(5,818)	(181)	(50,625)
Net cash (used in) investing activities	(21,838)	(181)	(68,313)

Cash flows from financing activities:
Proceeds from related party loans	–	–	513,400
Repayment of related party loans	(133,455)	–	(202,031)
Proceeds from the issuance of common stock	–	–	6,250
Net cash provided by (used in) financing activities	(133,455)	–	317,619

Increase (decrease) in cash	(256,942)	4	30,479

Cash - beginning of period	287,421	159	–

Cash - end of period	$30,479	$163	$30,479

NON-CASH ACTIVITIES
100-1 reverse stock split	$–	$–	$(7,500)
Recapitalization due to share exchange	$–	$–	$(45,626)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, INC.

(formerly Pristine Solutions, Inc.)

A DEVELOPMENT STAGE COMPANY

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

The accompanying unaudited interim consolidated financial statements of Eaton Scientific Systems, Inc. (”the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended January 31, 2013, on Form 10-K, as filed with the Securities and Exchange Commission on May 16, 2013, as the interim disclosures generally do not repeat those in the annual statements.

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2013, the Company had working capital deficit of $235,567, and an accumulated deficit of $1,527,911. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. All adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of July 31, 2013 and January 31, 2013, the Company had no cash equivalents.

Property and Equipment

Property and equipment is comprised of office equipment, recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.  During the six months ended July 31, 2013 and the year ended January 31, 2013, respectively, $10,763 and $1,668 were capitalized to property and equipment.

Intangible Assets

Intangible assets consist of legal and other costs incurred in connection with the development of pending patents, and are capitalized and amortized over the shorter of the economic or legal life of the patent.  During the six months ended July 31, 2013 and the year ended January 31, 2013, respectively, $11,074 and $8,751 were capitalized to intangible assets.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of July 31, 2013 and January 31, 2013, no revenue has been recognized, as the Company has not commenced operations.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2013 and January 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent Accounting Pronouncements

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

Adopted:

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Not Yet Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3: PREPAID EXPENSES

Prepaid expenses consist of certain consulting fees paid in advance of services rendered. As of July 31, 2013 and January 31, 2013, respectively, the Company had $0 and $5,000 in prepaid expenses.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31, 2013	January 31, 2013
Office equipment	$5,474	$1,668
Furniture and fixtures	6,958	–
Sub-total	12,432	1,668
Accumulated depreciation	(647)	–
Property and equipment, net	$11,785	$1,668

Depreciation expense totaled $647 and $0 for the six months ended July 31, 2013 and 2012, respectively.

NOTE 5: INTANGIBLE ASSETS

Intangible assets consists of the following:

	July 31, 2013	January 31, 2013
Product development costs	$50,625	$44,806
Software license	5,256	–
Sub-total	55,881	44,806
Accumulated amortization	(15,641)	(13,749)
Intangible assets, net	$40,240	$31,057

Amortization expense totaled $1,890 and $1,001 for the six months ended July 31, 2013 and 2012, respectively.

NOTE 6: RELATED PARTY TRANSACTIONS

Due to affiliates and related parties consists of the following:

	July 31, 2013	January 31, 2013
Related party loans
Loans to the Company	$61,370	$194,824
Notes payable for accrued compensation	273,000	273,000
Total related party loans	334,370	467,824
Related party payable
Accrued compensation	128,000	6,000
Reimbursable expenses	(9,056)	37
Total related party payable	118,944	6,037
Total related party transactions	$453,314	$473,861

As at July 31, 2013, affiliates and related parties are due a total of $453,314, which is comprised of $61,370 in cash loans, $273,000 of accrued compensation converted to notes payable, $128,000 in unpaid compensation, and $9,056 due from related parties for reimbursable expenses.  During the six months ended July 31, 2013, cash loans decreased by $133,454, unpaid compensation increased by $122,000, and reimbursable expenses receivable increased by $9,093.

On August 31, 2012, the Company issued a promissory note in the amount of $168,000 to Huntington Chase Financial Group (“HCFG”), a Nevada corporation, whose principal is a related party, for all unpaid compensation owing under a related consulting agreement dated July 10, 2008.  The promissory note is payable within three years, and accrues interest at a rate of 7% per annum.  Interest in the amount of $10,761 and $4,930 has been accrued as of July 31, 2013 and January 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

On January 1, 2013, the Company entered into a consulting agreement with HCFG. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for compensation in the amount of $15,000 per month, plus a one-time payment of $90,000 for prior services rendered.  On January 31, 2013, a promissory note was issued by the Company in the amount of $105,000 for unpaid compensation owing under this agreement through January 31, 2013.  The promissory note is payable within three years, and accrues interest at a rate of 7% per annum. Interest in the amount of $3,645 and $0 has been accrued as of July 31, 2013 and January 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets. In addition, as of July 31, 2013, $90,000 in compensation not included in the promissory note has been recorded as related party unpaid compensation.

On January 7, 2013, the Company issued a convertible promissory note in the amount of $195,000 to a related party for cash loans made to the Company.  The promissory note accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock. A total of $133,454 and $176, in principal repayments were made during the six months ended July 31, 2013 and the year ended January 31, 2013, respectively, resulting in a principal balance of $61,370 and $194,824 as of July 31, 2013 and January 31, 2013, respectively.  Interest in the amount of $13,180 and $9,485 has been accrued as of July 31, 2013 and January 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

On September 1, 2012, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “Employment Agreement”) to serve as the Company’s President, CEO, and Director of the Board of Directors. The Employment Agreement is for a term of three years, and includes compensation in the amount of $72,000 per year, bonus compensation in the amount of $100,000 contingent upon the Company meeting certain goals, 5,000,000 stock options, and certain other benefits in the event they are offered by the Company in the future. As of July 31, 2013 and January 31, 2013, respectively, $38,000 and $6,000 has been recorded as related party unpaid compensation.

As of July 31, 2013 and January 31, 2013, respectively, the Company has accrued $27,586 and $14,414 in interest on related party loans.

NOTE 7: NOTES AND LOANS PAYABLE

On January 7, 2013, the Company issued a Convertible Promissory Note in the amount of $250,000 to a non-related party (the “Convertible Note”). The Convertible Note is payable within two years, accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock. Interest in the amount of $8,424 and $986 has been recorded as of July 31, 2013 and January 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

As of July 31, 2013 and January 31, 2013, respectively, the Company has accrued $8.424 and $986 in interest on notes and loans payable

NOTE 7: COMMITMENTS AND CONTINGENCIES

On August 28, 2012, the Company’s wholly owned subsidiary, Eaton Scientific Systems, Ltd. entered into a Consulting Agreement with Dr. David Stark (the “Stark Agreement”).  The Stark Agreement, effective September 1, 2012, is for a period of 12 months, and provides compensation in the amount of $4,000 per month. As of July 31, 2013 and January 31, 2013, respectively $32,500 and $11,000 in unpaid compensation has been included in accounts payable on the accompanying consolidated balance sheets.

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

As of July 31, 2013 and January 31, 2013, 443,000,686 shares of the Company’s common stock were issued and outstanding.

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

Options Outstanding		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	5,000,000	4.25	$500,000	$0.10
$0.25	1,500,000	4.25	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 31, 2013	6,500,000	$0.20
Issued	–	–
Exercised	–	–
Expired / Cancelled	–	–
Outstanding at July 31, 2013	6,500,000	$0.20

During the six months ended July 31, 2013 and the year ended January 31, 2013, respectively, the Company expensed a total of $444,166 and $222,083 in stock option compensation. There remains $1,998,751 and $2,442,917 in deferred stock option compensation at July 31, 2013 and January 31, 2013, respectively, to be amortized over the next 15 months.

As of July 31, 2013 and January 31, 2013, the Company has no warrants and 6,500,000 options issued and outstanding.

NOTE 10: INCOME TAXES

The components of the net deferred tax asset at July 31, 2013 and January 31, 2013, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	July 31, 2013	January 31, 2013

Income (Loss) Before Taxes	$(726,854)	$(570,344)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$247,200	$194,300
Non-deductible expenses	(800)	(400)
Change in valuation allowance	(246,400)	(193,900)

Reported income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at July 31, 2013 and January 31, 2013 are as follows:

	July 31, 2013	January 31, 2013

Net operating loss carried forward	$518,200	$271,900

Valuation allowance	(518,200)	(271,900)

Net deferred income tax asset	$–	$–

*    *    *    *    *

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report. All adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature.

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

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.  At July 31, 2013, the Company has not yet commenced its principal operations.

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

Results of Operations

Three months ended July 31, 2013 compared to three months ended July 31, 2012, and six months ended July 31, 2013 compared to six months ended July 31, 2012.

The following summary should be read in conjunction with the Company’s financial statements for the quarter ended July 31, 2013, which are included herein.

					Cumulative from
					January 31, 2006
	For the three months ended		For the six months ended		(inception) to
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012	July 31, 2013

Revenue	$–	$–	$–	$–	$–
Gross profit (loss)	$–	$–	$–	$–	$–
General and administrative expenses	$(133,388)	$(12,686)	$(259,541)	$(23,234)	$(809,365)
Interest expense	$(9,979)	$–	$(20,610)	$–	$(36,010)
Depreciation and amortization	$(1,538)	$(400)	$(2,537)	$(1,001)	$(16,287)
Amortization of stock options	$(222,083)	$–	$(444,166)	$–	$(666,249)
Net (loss)	$(366,988)	$(13,086)	$(726,854)	$(24,235)	$(1,527,911)

Revenue

For the three months ended July 31, 2013 and July 31, 2012, the Company had no revenues.

For the six months ended July 31, 2013 and July 31, 2012, the Company had no revenues.

As a development stage company, the Company has not yet launched the Company’s major business operations, which is focused on quality solutions to women’s health issues surrounding pre-menopausal, pari-menopausal and post-menopausal conditions with products using non-hormonal treatments.

General and administrative expenses

General and administrative expenses in the amount of $133,388 for the three months ended July 31, 2013, were comprised of $17,000 of legal and accounting fees, $76,250 of consulting and outside services, $25,000 of research and development, and $15,138 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $12,686 for the three months ended July 31, 2012, were comprised of $7,000 of consulting fees, $5,638 of stock compensation, and $48 of office expenses.

General and administrative expenses for the three month period ended July 31, 2013 of $133,388, as compared to $12,686 for the three month period ended July 31, 2012, resulted in an increase in general and administrative expenses for the current period of $120,702.

General and administrative expenses in the amount of $259,541 for the six months ended July 31, 2013, were comprised of $34,000 of legal and accounting fees, $165,914 of consulting and outside services, $25,788 of research and development, and $33,839 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $23,234 for the six months ended July 31, 2012, were comprised of $17,500 of consulting fees, and $96 of office expenses.

General and administrative expenses for the six month period ended July 31, 2013 of $259,541, as compared to $23,234 for the six month period ended July 31, 2012, resulted in an increase in general and administrative expenses for the current period of $236,307.

General and administrative expenses	Three months ended		Six months ended
	July 31,		July 31,		Variances
	2013	2012	2013	2012	3-month	6-month
Legal, accounting and professional fees	$17,000	$–	$34,000	$–	$17,000	$34,000
Management consulting services	63,000	7,000	126,000	17,500	56,000	108,500
Other outside services	13,250	–	39,914	–	13,250	39,914
Stock Compensation	–	5,638	–	5,638	(5,638)	(5,638)
Research and development	25,000	–	25,788	–	25,000	25,788
Rent expense	3,000	–	7,000	–	3,000	7,000
Office supplies and miscellaneous expenses	2,780	48	12,428	96	2,732	12,332
Travel, meals and entertainment	9,358	–	14,411	–	9,358	14,411
Total general and administrative expenses	$133,388	$12,686	$259,541	$23,234	$120,702	$236,207

General and administrative expenses for the six month periods ended July 31, 2013 and July 31, 2012, were incurred primarily for the purpose of advancing the Company closer to its major business operations.

Liquidity and Capital Resources

Working capital			Increase
	At July 31, 2013	At January 31, 2013	(Decrease)
Current assets	$30,479	$292,241	$(261,942)
Current liabilities	266,046	92,546	173,500
Working capital (deficit)	$(235,567)	$199,875	$(435,442)

Cash Flows	For the six months ended		Increase
	July 31, 2013	July 31, 2012	(Decrease)
Net cash provided by (used in) operating activities	$(101,649)	$185	$(101,834)
Net cash (used in) investing activities	(21,838)	(181)	(21,657)
Net cash (used in) financing activities	(133,455)	–	(133,455)
Net increase (decrease) in cash	$(256,942)	$4	$(256,946)

The Company is a development stage company focused on developing the Company’s business in the women’s health pharmaceutical sector.  The Company’s principal business objective for the next twelve (12) months will be to continue to develop the Company’s business plan. The Company has not earned any revenue.

As of July 31, 2013, the Company had cash on hand of $30,479, compared to $287,421 as of January 31, 2013.  The Company had working capital deficit of $235,567 as of July 31, 2013, compared to working capital of $199,875 as of January 31, 2013.  There is no assurance that the Company will be able to achieve revenues sufficient to become profitable.

The Company has incurred losses of $1,427,911 since inception. The Company’s continuation is dependent upon it attaining and maintaining profitable operations and raising additional capital as needed. The Company anticipates that it will have to raise additional funds through private placements of the Company’s equity securities and/or debt financing to complete the Company’s business plan. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the planned operations, the Company’s shareholders may lose some or all of their investment and the business may fail.

As at July 31, 2013, affiliates and related parties are due a total of $453,314, which is comprised of $61,370 in cash loans, $273,000 of accrued compensation converted to notes payable, $128,000 in unpaid compensation, and $9,056 due from related parties for reimbursable expenses.  During the six months ended July 31, 2013, cash loans decreased by $133,454, unpaid compensation increased by $122,000, and reimbursable expenses receivable increased by $9,093.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2013, the Company had working capital deficit of $235,567, and an accumulated deficit of $1,527,911. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

EATON SCIENTIFIC SYSTEMS, INC.
Dated: September 23, 2013	/s/ Michael J. Borkowski
Michael J. Borkowski
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Director