Form 10-K/A
period 2013-01-31
EATON SCIENTIFIC SYSTEMS, INC.
filed 2013-12-12
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-166487

EATON SCIENIFIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4199032
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

9595 Wilshire Blvd., Suite 900 Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	310-281-6923

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

DOCUMENTS INCORPORATED BY REFERENCE: None

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

-

Hot flashes

-

Vaginal dryness that can result in painful intercourse

-

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

Hormone replacement therapy is not usually recommended for women who have:

•

Active or past breast cancer

•

Recurrent or active endometrial cancer

•

Abnormal vaginal bleeding

•

Recurrent or active blood clots

•

History of stroke

•

Liver disease

•

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

Like almost all medications, hormone replacement therapy has side effects. The most common side effects are:

•

Monthly bleeding

•

Irregular spotting

•

Breast tenderness

Less common side effects of HRT include:

•

Blood clots and stroke (rare, but the most serious risk)

•

Fluid retention

•

Headaches (including migraine)

•

Dizziness

•

Skin discoloration (brown or black patches)

•

Increased breast density (making mammogram evaluation more difficult)

•

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

Alternatives, Natural Treatment, and Competition

HRT was long the standard treatment for menopause, however, since it is now known that traditional HRT using synthetic estrogen and progestins increases the risk of breast cancer and heart disease, many women and healthcare providers are no longer routinely asking for or prescribing traditional estrogen replacement therapy, but rather are seeking alternative treatments.

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

The Company’s consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

	For the year ended January 31,		Cumulative from January 31, 2006 (inception) to January 31, 2013
	2013	2012
Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit (loss)	-	-	-
General and administrative expenses	331,599	49,404	549,824
Operating (loss)	(331,599)	(49,404)	(549,824)
Interest expense	(15,401)	-	(15,401)
Amortization of intangible assets	(2,525)	(2,513)	(13,749)
Amortization of stock options	(222,083)	-	(222,083)
Net (loss)	$(571,608)	$(51,917)	$(801,057)

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

	For the year ended
General and Administrative Expenses	January 31,
	2013	2012	Variances
Accounting, audit, and consultant services	$118,550	$–	$118,550
Management salaries and fees	152,500	42,000	110,500
Stock compensation	5,638	6,863	(1,225)
Publicity and promotion	22,352	–	22,352
Travel, meals and entertainment	18,056	213	17,843
Office supplies and other general expenses	14,503	328	14,175
Total general and administrative expenses	$331,599	$49,404	$282,195

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

In August 2012, the Company acquired 100% of ESSL’s common stock in exchange for, among other things, approximately 60% of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange and Common Stock Purchase Agreement, a change in control occurred whereby the Company is the legal parent/accounting subsidiary of ESSL, and ESSL is the legal subsidiary/accounting parent of the Company.  The transaction has therefore been identified and recorded as a reverse acquisition and, pursuant to ASC 805-40-45-1, the consolidated financial statements’ historical and cumulative data are a continuation of the financial statements of the legal subsidiary, ESSL.  ESSL has adopted the fiscal year end of the Company and has provided audted financial statement data for the fiscal year ended January 31, 2012 for historical and cumulative purposes .. For cumulative purposes, the date of inception is that of ESSL, January 31, 2006.

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

The Company’s consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following consolidated audited financial statements are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at January 31, 2013 and 2012	F-2

Consolidated Statements of Operations for the years ended January 31, 2013 and 2012, and for the period from inception (January 31, 2006) to January 31, 2013	F-3

Consolidated Statements of Changes in Stockholders' Deficit for the period from inception (January 31, 2006) to January 31, 2013.	F-4

Consolidated Statement of Cash Flows for the years ended January 31, 2013 and 2012, and from inception (January 31, 2006) to January 31, 2013	F-5

Notes to the Consolidated Financial Statements for the years ended January 31, 2013 and 2012.	F-6

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Eaton Scientific Systems, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Eaton Scientific Systems, Inc. (A Development Stage Company) as of January 31, 2012 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended January 31, 2013 and since inception on January 31, 2006 through January 31, 2013. Eaton Scientific Systems, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eaton Scientific Systems, Inc. (A Development Stage Company) as of January 31, 2012 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year  period ended January 31, 2013 and since inception on January 31, 2006 through January 31, 2013  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 11, 2013

50 S. Jones Blvd,  Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

EATON SCIENTIFIC SYSTEMS, INC.
(FORMERLY PRISTINE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2013	January 31, 2012

ASSETS
Current assets
Cash	$287,421	$159
Prepaid expenses	5,000	–
Total current assets	292,421	159

Property and equipment, net	1,668	–
Intangible assets, net	31,057	24,831

TOTAL ASSETS	$325,146	$24,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$86,509	$1,403
Related party payables	6,037	164,924
Total current liabilities	92,546	166,327

Related party loans	467,824	–
Notes payable	250,000	–
Total liabilities	810,370	166,327

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none issued	–	–
Common stock, $.0001 par, 650,000,000 shares authorized, 443,000,686 and 23,590,625 shares issued and outstanding at January 31, 2013 and 2012, respectively	44,300	2,359
Additional paid in capital	271,533	85,753
Accumulated deficit	(801,057)	(229,449)
Total stockholders' deficit	(485,224)	(141,337)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$325,146	$24,990

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, INC.
(FORMERLY PRISTINE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INCOME STATEMENTS
			Cumulative from
			January 31, 2006
	For the year ended		(Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013

Revenue	$–	$–	$–
Cost of revenues	–	–	–
Gross profit	–	–	–

General and administrative expenses	331,599	49,404	549,824

Net operating income (loss)	(331,599)	(49,404)	(549,824)

Other income (expenses)
Interest expense	(15,401)	–	(15,401)
Amortization of intangible assets	(2,525)	(2,513)	(13,749)
Amortization of stock compensation	(222,083)	–	(222,083)

Net (loss)	$(571,608)	$(51,917)	$(801,057)

Net (loss) per common share – basic and diluted	$(0.002)	$(0.00 2)

Weighted average common shares outstanding – basic and diluted	270,546,851	23,590,625

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, INC.
(FORMERLY PRISTINE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO JANUARY 31, 2013
						(DEFICIT)
						ACCUMULATED
						DURING THE
	COMMON STOCK		PAID IN	DEFERRED	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	COMPENSATION	RECEIVABLE	STAGE	TOTAL

Balance, January 31, 2006 (date of inception)	–	$–	$–	$–	$–	$–	$–

Issuance of Founders shares of common stock @ $.0005, March 9, 2006	3,125,000	313	5,938		(6,250)	–	–

Subscriptions received					2,500	–	2,500

Issuance of common stock for services, December, 2006	8,250,000	825	32,175				33,000

Net loss		–				(33,907)	(33,907)

Balance, December 31, 2006	11,375,000	1,138	38,113	–	(3,750)	(33,907)	1,593

Issuance of common stock for services, December, 2007	1,375,000	138	5,363			–	5,500

Subscriptions received for services					3,750	–	3,750

Net loss						(10,969)	(10,969)

Balance, December 31, 2007	12,750,000	1,275	43,475	–	–	(44,876)	(126)

Issuance of common stock for services, December, 2008	1,250,000	125	4,875			–	5,000

Net loss						(28,572)	(28,572)

Balance, December 31, 2008	14,000,000	1,400	48,350	–	–	(73,448)	(23,698)

Issuance of common stock for services, December, 2009	1,331,250	133	5,192			–	5,325

Net loss						(49,569)	(49,569)

Balance, December 31, 2009	15,331,250	1,533	53,542	–	–	(123,017)	(67,942)

Issuance of common stock for services, December, 2010	1,668,750	167	6,508			–	6,675

Issuance of common stock for expenses, December, 2010	4,875,000	488	19,013			–	19,500

Net loss						(50,999)	(50,999)

Balance, December 31, 2010	21,875,000	2,188	79,063	–	–	(174,016)	(92,766)

Issuance of common stock for services, December, 2011	1,715,625	172	6,690				6,862

Net loss						(51,505)	(51,505)

Balance, December 31, 2011	23,590,625	2,359	85,753	–	–	(225,521)	(137,409))

Net loss, January 2012						(3,928)	(3,928)

Balance January 31, 2012 (conversion to fiscal year)	23,590,625	2,359	85,753	–	–	(229,449)	(141,337)

Issuance of common stock for services, June, 2012	1,409,375	141	5,497			–	5,638

Net loss						(24,652)	(24,652)

Balance, August 23, 2012 (date of merger)	25,000,000	2,500	91,250	–	–	(254,101)	(160,351)

Recapitalization due to merger	418,000,686	41,800	(41,800)				–

Grant of stock options to officer			2,050,000	(2,050,000)			–

Grant of stock options to consultant			615,000	(615,000)			–

Amortization of stock options				222,083			222,083

Net loss						(546,956)	(546,956)

Balance, January 31, 2013	443,000,686	$44,300	$2,714,450	$(2,442,917)	$–	$(801,057)	$(485,224)

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, INC.
(FORMERLY PRISTINE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative from
			January 31, 2006
	For the year ended		(Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013

Cash flow from operations:
Net loss	$(571,608)	$(51,917)	$(801,057)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Expenses converted to related party loans	273,000	–	273,000
Amortization of stock options	222,083	–	222,083
Amortization of intangible assets	2,525	2,513	13,749
Stock compensation	5,638	6,863	87,501
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(5,000)	–	(5,000)
Increase in accounts payable and accrued expenses	85,107	971	86,509
Increase (decrease) in related party payables	(145,488)	42,035	6,037)
Net cash provided by (used in) operating activities	(133,743)	465	(117,179)

Cash flow from investing activities:
Purchase of office equipment	(1,668)	–	(1,668)
Patent development costs	(8,751)	(2,471)	(44,807)
Net cash (used in) investing activities	(10,419)	(2,471)	(46,475)

Cash flow from financing activities:
Proceeds from related party loans	250,000	1,800	263,400
Proceeds from notes payable	250,000	–	250,000
Repayment of related party loans	(68,576)	–	(68,576)
Subscriptions received	–	–	6,250
Net cash provided by financing activities	431,424	1,800	451,074

Increase in cash	287,262	(206)	287,421

Cash – beginning of period	159	365	–

Cash – end of period	$287,421	$159	$287,421

NONCASH ACTIVITIES
Recapitalization due to share exchange	$41,800	$–	$41,800
Subscriptions receivable	$–	$–	$(6,250)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

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

In August 2012, the Company acquired 100% of ESSL’s common stock in exchange for, among other things, approximately 60% of the Company’s common stock (Note 1). As a result, a change in control occurred whereby the Company is the legal parent/accounting subsidiary of ESSL, and ESSL is the legal subsidiary/accounting parent of the Company.  The transaction has therefore been identified and recorded as a reverse acquisition and, pursuant to ASC 805-40-45-1, the consolidated financial statements’ historical and cumulative data are a continuation of the financial statements of the legal subsidiary, ESSL.  ESSL has adopted the fiscal year end of the Company and has provided audited financial statement data for the fiscal year ended January 31, 2012 for historical and cumulative purposes .. For cumulative purposes, the date of inception is that of ESSL, January 31, 2006.

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

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	January 31, 2013	January 31, 2012
Office equipment	$1,668	$–
Accumulated depreciation	–	–
Property and equipment, net	$1,668	$–

No depreciation expense has been recorded for the years ended January 31, 2013 and 2012, respectively.

NOTE 5: INTANGIBLE ASSETS

Intangible assets consists of the following:

	January 31, 2013	January 31, 2012
Product development costs	$44,806	$36,055
Accumulated amortization	(13,749)	(11,224)
Intangible assets, net	$31,057	$24,831

Amortization expense totaled $2,525 and $2,513 for the years ended January 31, 2013 and 2012, respectively.

NOTE 6: RELATED PARTY TRANSACTIONS

Due to affiliates and related parties consists of the following:

	January 31, 2013	January 31, 2012
Loans to the Company	$194,824	$–
Notes payable for accrued compensation	273,000	–
Total related party loans	467,824	–
Accrued compensation	6,000	150,500
Overhead advances	–	13,400
Reimbursable expenses	37	1,024
Total related party payable	6,037	164,924
Total related party transactions	$473,861	$164,924

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

NOTE 8 : COMMITMENTS AND CONTINGENCIES

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

NOTE 9 : COMMON STOCK

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

NOTE 10 : WARRANTS AND OPTIONS

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

Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	5,000,000	4.75	$500,000	$0.10
$0.25	1,500,000	4.75	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at January 31, 2012	–	–
Issued	6,500,000	$0.20
Exercised	–	–
Expired / Cancelled	–	–
Outstanding at January 31, 2013	6,500,000	$0.20

During the years ended January 31, 2013 and 2012, respectively, the Company expensed a total of $222,083 and $0 in stock option compensation. There remains $2,442,917 and $0 in deferred stock option compensation at January 31, 2013 and 2012, respectively.

As of January 31, 2013, the Company has no warrants and 6,500,000 options issued and outstanding.

NOTE 11 . MERGERS AND ACQUISITIONS

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

NOTE 12 : INCOME TAXES

The components of the net deferred tax asset at January 31, 2013 and 2012, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	January 31, 2013	January 31, 2012

Income (Loss) Before Taxes	$(570,344)	$(51,917)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$194,300	$17,700
Non-deductible expenses	(400)	–
Change in valuation allowance	(193,900)	(17,700)

Reported income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at January 31, 2013 and 2012 are as follows:

	January 31, 2013	January 31, 2012

Net operating loss carried forward	$271,900	$173,400

Valuation allowance	(271,900)	(173,400)

Net deferred income tax asset	$–	$–

NOTE 13 : SUBSEQUENT EVENTS

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

On November 26, 2013, the Company (the “Company”) and its Majority Shareholders (the “Majority Stockholders”) entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Domenic Marciano (and/or assigns) (“Marciano”), an individual, whereby Marciano acquired 227,370,000 shares of the Company’s common stock (the “Eaton Stock”) from the Majority Stockholders at par value $.001, representing approximately 51.3% of the Company’s total issued and outstanding shares, in exchange for cash in the amount of $22,737.00 (the “Cash Proceeds”).  The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 26, 2013, and a Change in Control of the Company took place.

In connection with the terms and conditions of the Stock Purchase Agreement and sale of 227,370,000 shares held by the Majority Stockholders:

1.

Marciano will appoint two new directors to the Company’s board of directors; and

2.

the Company will “Spin Out” one hundred percent (100%) of the issued and outstanding stock of the Company’s operating subsidiary Eaton Scientific Systems, Ltd, to the shareholders of record on November 25, 2013, on a pro rata one-for-one basis, within sixty (60) days of the change in control of the Company; and

3.

The Shareholder “Lock-Up-Leak-Out” Agreements were cancelled by mutual agreement between the Board and the Company’s Shareholders who were party to the Agreements.

On December 4, 2013, the Company (the “Company,” the “Licensee”) executed an Agreement of the License of Intellectual Property (“License Agreement”) dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation (“Licensor”), for the license of certain US and Canadian Patent Pending Applications (“Patent Applications”), whereby Licensor acquired 2,500,000 shares of the Company’s Convertible Preferred Stock (“Preferred Stock”), in exchange for the Company’s exclusive license of the Patent Applications (“Patent License”) in perpetuity.  The Preferred Stock, if converted into Common Stock, would represent approximately 17% of the Company’s total issued and outstanding shares of Common Stock (on the Date of the License Agreement),

In connection with the terms and conditions of the License Agreement:

1.

Licensor waives any initial cash payment for Patent License fee; and

2.

Licensee will pay Licensor a royalty equal to three percent (3%) of Gross Revenues (the “Gross Revenues”) earned in connection with the Patent License. Said royalty will be payable quarterly within thirty (30) days of the last day of the calendar quarter in which Gross Revenues have been earned for which payment is due.

*    *    *    *    *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 31, 2012, the Board of Directors of Eaton Scientific Systems, Inc., formerly Pristine Solutions, Inc., (the “Company”) dismissed GBH CPAs, PC (“GBH”, “Former Accountant”), the Company’s former independent registered public accounting firm. On November 1, 2012, the Board of Directors of the Company selected Stan Jeong Ha Lee, CPA (“Lee”) to serve as the Company’s independent registered public accounting firm.

During the period of GBH’s engagement with the Company and through October 31, 2012, there have been no disagreements with the Former Accountant (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused them to make reference thereto in their report on financial statements for any period.

During the period of the Former Accountant’s engagement and through October 31, 2012, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During the period of the Former Accountant’s engagement and through October 31, 2012, neither the Registrant nor anyone on its behalf has consulted with the New Accountant regarding either:

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

The Company has provided GBH a copy of the foregoing disclosures. Attached hereto as Exhibit 16.1 is a copy of the letter from GBH dated November 2, 2012, stating its agreement with such statements.

On November 1, 2012, with the prior approval of its Board of Directors, the Registrant engaged Lee as its independent registered public accounting firm.

The Company did not consult with the Lee regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements during the two most recent fiscal years through present.

On April 23, 2013, the Company's Board of Directors dismissed Lee. On April 24, 2013, the Board of Directors of the Company selected Seale & Beers, CPA’s (the “New Accountant”) to serve as the Company’s auditor for the fiscal year ended January 31, 2013.

Lee issued its auditors' report on the financial statements for the Company’s wholly owned subsidiary, Eaton Scientific Systems, Ltd. (“ESSL”), for the fiscal years ended December 31, 2010 and December 31, 2011. Lee’s auditor report on ESSL’s financial statements for the years ended December 31, 2010 and December 31, 2011 included an explanatory paragraph as to ESSL’s ability to continue as a going concern.

Other than the going concern uncertainty, Lee’s auditor report on ESSL’s financial statements for the years ended December 31, 2010 and December 31, 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty audit scope or accounting principle.

During the period of Lee’s engagement with the Company and through April 23, 2013, there have been no disagreements with Lee (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lee , would have caused them to make reference thereto in their report on financial statements for any period.

During the period of Lee’s engagement and through April 23, 2013, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During the period of Lee’s engagement and through April 23, 2013, neither the Registrant nor anyone on its behalf has consulted with the New Accountant regarding either:

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

The Company has provided Lee a copy of the foregoing disclosures .. Attached hereto as Exhibit 16.2 is a copy of the letter from Lee dated December 5, 2013, stating its agreement with such statements.

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

On December 8, 2009, Ms. Christine Buchanan-McKenzie was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

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

In addition, from time to time Mr. Borkowski provides consulting services for the Dubai- based company, Rasia Group (“Rasia”). Rasia is an exclusive investment firm that engages in both direct principal investment strategies, as well as highly confidential investment representation for prominent sovereign and sovereign affiliated funds and families. Rasia originates and executes proprietary and “off market” deals for its own account and for its portfolio companies with an emphasis on high value resources, strategic infrastructure, and defense.

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

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to its executive officers during the years ending January 31, 2013 and 2012:

Name and Principal Position	Year ending January 31	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael J. Borkowski	2013	$24,000	Nil	Nil	$170,833	Nil	Nil	$6,000[1]	$200,833
President, CEO, CFO, Treasurer, Secretary and Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Christine Buchanan-McKenzie	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President, CEO, CFO, Treasurer, Secretary and Director	2012	$5,500	Nil	Nil	Nil	Nil	Nil	Nil	$5,500
[1] Compensation earned, but unpaid

.

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

	Year Ended
	January 31, 2013	January 31, 2012
Audit Fees	$7,000	$13,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$7,000	$13,000

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
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1

Share Exchange Agreement between Pristine Solutions, Inc. and Eaton Scientific Systems, Ltd. dated August 23, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 24, 2012)

2.2

Agreement for the Purchase of Common Stock between the Majority Shareholders of Eaton Scientific Systems, Inc. and Domenic Marciano dated November 26, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 2, 2013)

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
10.14

Agreement of the License of Intellectual Property between Eaton Scientific Systems, Inc. and Eco Science Solutions International, Inc. dated November 4, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 6, 2013)

(16)	Letters on Change in Certifying Auditor
16.1 *	Letter from GBH CPA’s, PC dated November 2, 2013
16.2 *	Letter from Stan JH Lee, CPA dated December 5, 2013
(21)	List of Subsidiaries (2)
21.1	Pristine Solutions Limited, incorporated under the laws of Jamaica
21.2	Eaton Scientific Systems, Ltd., incorporated under the laws of Nevada, USA
(23)	Consents of Experts and Counsel
23.1	Letter from GBH CPA’s, PC dated July 21, 2010 (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
23.2	Deleted and replaced by Exhibit 23.4
23.3	Letter from Seale and Beers, CPAs dated May 15, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 16, 2013)
23.4*	Letter from Seale and Beers, CPAs dated December 11, 2013
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(99)	Other Documents
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

EATON SCIENTIFIC SYSTEMS, INC.

Dated: December 12, 2013	/s/ Michael J. Borkowski
Michael J. Borkowski
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: December 12, 2013	/s/ Michael J. Borkowski
Michael J. Borkowski
Chief Financial Officer
(Principal Financial Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 12, 2013	/s/ Michael J. Borkowski
Michael J. Borkowski
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: December 12, 2013	/s/ Michael J. Borkowski
Michael J. Borkowski
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)