Form 10-Q
period 2013-10-31
EATON SCIENTIFIC SYSTEMS, INC.
filed 2013-12-19
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission File Number 333-166487

EATON SCIENTIFIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4199032
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3250 NE 1st Avenue, Suite 305 Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

310-281-6923

(Registrant’s telephone number, including area code)

9595 Wilshire Blvd, Suite 900, Beverly Hills, CA 90212

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

443,000,686 common shares issued and outstanding as of December 10, 2013

PART I---FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the nine month period ended October 31, 2013 form a part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended January 31, 2013 on Form 10-K/A, as filed with the Securities and Exchange Commission.

EATON SCIENTIFIC SYSTEMS, INC.
(FORMERLY PRISTINE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	October 31, 2013	January 31, 2013
	(unaudited)
ASSETS
Current assets
Cash	$493	$287,421
Prepaid expenses	–	5,000
Total current assets	493	292,421

Property and equipment, net	11,264	1,668
Intangible assets, net	4,525	31,057

TOTAL ASSETS	$16,282	$325,146

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$180,614	$86,509
Related party payables	179,817	6,037
Total current liabilities	360,431	92,546

Related party loans	325,069	467,824
Notes payable	250,000	250,000
Total liabilities	935,500	810,370

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none issued	–	–
Common stock, $.0001 par, 650,000,000 shares authorized, 443,000,686 issued and outstanding at October 31, 2013 and January 31, 2013	44,300	44,300
Additional paid in capital	937,782	271,533
Accumulated deficit	(1,901,300)	(801,057)
Total stockholders' deficit	(919,218)	(485,224)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,282	$325,146

The accompanying notes are an integral part of these financial statements

(FORMERLY PRISTINE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INCOME STATEMENT
(unaudited)
					Cumulative from
					January 31, 2006
	For the three months ended		For the nine months ended		(Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013
Revenue	$–	$–	$–	$–	$–
Cost of revenues	–	–	–	–	–
Gross profit	–	–	–	–	–

General and administrative expenses	105,629	96,889	365,170	120,123	914,994

Net operating income (loss)	(105,629)	(96,889)	(365,170)	(120,123)	(914,994)

Other income (expenses)
Interest expense	(9,442)	–	(30,052)	–	(45,452)
Loss on impairment of asset	(34,434)	–	(34,434)	–	(34,434)
Depreciation and amortization	(1,801)	(804)	(4,338)	(1,805)	(18,088)
Amortization of stock compensation	(222,083)	–	(666,249)	–	(888,332)

Net (loss)	$(373,389)	$(97,693)	$(1,100,243)	$(121,928)	$(1,901,300)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	443,000,686	443,000,686	443,000,686	164,887,662

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)
			Cumulative from
			January 31, 2006
	For the nine months ended		(Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013
Cash flows from operating activities:
Net loss	$(1,100,243)	$(121,928)	$(1,901,300)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Expenses converted to related party loans	–	–	273,000
Amortization of stock options	666.249	–	888,332
Depreciation and amortization	4,338	1,805	18,087
Stock compensation	–	5,638	87,501
Loss on impairment of asset	34,434	–	34,434
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	5,000	(5,000)	–
Increase (decrease) in accounts payable and accrued expenses	94,106	17,954	166,201
Increase in related party payables	173,781	(7,867)	194,232
Net cash provided by (used in) operating activities	(122,335)	(109,398)	(239,513)

Cash flows from investing activities:
Purchase of office equipment and furnishings	(10,764)	–	(12,432)
Purchase of software license	(5,256)	–	(5,256)
Product development costs	(5,818)	(4,997)	(50,625)
Net cash (used in) investing activities	(21,838)	(4,997)	(68,313)

Cash flows from financing activities:
Proceeds from related party loans	–	500,000	513,400
Repayment of related party loans	(142,755)	(20,000)	(211,331)
Proceeds from the issuance of common stock	–	–	6,250
Net cash provided by (used in) financing activities	(142,755)	480,000	308,319

Increase (decrease) in cash	(286,928)	365,605	493

Cash - beginning of period	287,421	159	–

Cash - end of period	$493	$365,764	$493

NON-CASH ACTIVITIES
Recapitalization due to share exchange	$–	$–	$(41,800)
Subscriptions receivable	$–	$–	$(6,250)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these financial statements

EATON SCIENTIFIC SYSTEMS, INC.

(formerly Pristine Solutions, Inc.)

A DEVELOPMENT STAGE COMPANY

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

The accompanying unaudited interim consolidated financial statements of Eaton Scientific Systems, Inc. (”the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended January 31, 2013, on Form 10-K, as filed with the Securities and Exchange Commission, as the interim disclosures generally do not repeat those in the annual statements.

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

Headquartered in Miami, Florida, with offices in Santa Monica, California, the Company is engaged in biomedical product development in the area of women’s health.  The Company’s mission is to provide solutions to women’s health issues surrounding pre-menopausal, peri-menopausal and post-menopausal conditions. The Company intends to develop non-hormonal treatments, and address the specific need for a non-hormonal solution to “Hot-Flashes”, a common symptom experienced by many pre-menopausal and post-menopausal women.

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2013, the Company had working capital deficit of $359,938, and an accumulated deficit of $1,901,300. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of October 31, 2013 and January 31, 2013, the Company had no cash equivalents.

Property and Equipment

Property and equipment is comprised of office equipment, recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.  During the nine months ended October 31, 2013 and the year ended January 31, 2013, respectively, $10,764 and $1,668 were capitalized to property and equipment.

Intangible Assets

Intangible assets consist of legal and other costs incurred in connection with the development of pending patents, and are capitalized and amortized over the shorter of the economic or legal life of the patent.  During the nine months ended October 31, 2013 and the year ended January 31, 2013, respectively, $11,074 and $8,751 were capitalized to intangible assets.

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

Due to the Company’s recurring losses, the costs related to its patents were evaluated for impairment and it was determined that future cash flows were insufficient for recoverability of the asset. As a result, the Company recognized impairment losses of $34,434 as of October 31, 2013.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of October 31, 2013 and January 31, 2013, no revenue has been recognized, as the Company has not commenced operations.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2013 and January 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In July 2013, the FASB issued ASU No 2013-11, Presentation of an Unrecognized Tax Benefit When Net Operating Loss Carryforward Exists.  The objective of ASU 2013-11 is to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits, and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The Company is evaluating the effect, if any, adoption of ASU No. 2013-11 will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3: PREPAID EXPENSES

Prepaid expenses consist of certain consulting fees paid in advance of services rendered. As of October 31, 2013 and January 31, 2013, respectively, the Company had $0 and $5,000 in prepaid expenses.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	October 31, 2013	January 31, 2013
Office equipment	$5,474	$1,668
Furniture and fixtures	6,958	–
Sub-total	12,432	1,668
Accumulated depreciation	(1,168)	–
Property and equipment, net	$11,264	$1,668

Depreciation expense totaled $1,168 and $0 for the nine months ended October 31, 2013 and 2012, respectively.

NOTE 5: INTANGIBLE ASSETS

Prior to any impairment adjustment, intangible assets consisted of the following:

	October 31, 2013	January 31, 2013
Product development costs	$50,624	$44,806
Software license	5,256	–
Sub-total	55,880	44,806
Accumulated amortization	(16,920)	(13,749)
Intangible assets, net	$38,960	$31,057

Amortization expense totaled $3,170 and $1,805 for the nine months ended October 31, 2013 and 2012, respectively.

Due to the Company’s recurring losses, its patents were evaluated for impairment and it was determined that at October 31, 2013, future cash flows were insufficient for recoverability of the asset. The Company recognized impairment losses of $34,434 and $0 during the nine months ended October 31, 2013 and the year ended January 31, 2013, respectively.

NOTE 6: RELATED PARTY TRANSACTIONS

Due to affiliates and related parties consists of the following:

	October 31, 2013	January 31, 2013
Related party loans
Loans to the Company	$52,069	$194,824
Notes payable for accrued compensation	273,000	273,000
Total related party loans	325,069	467,824
Related party payable
Accrued compensation	191,000	6,000
Reimbursable expenses	(11,183)	37
Total related party payable	179,817	6,037
Total related party transactions	$504,886	$473,861

As at October 31, 2013, affiliates and related parties are due a total of $504,886, which is comprised of $52,069 in cash loans, $273,000 of accrued compensation converted to notes payable, $191,000 in unpaid compensation, and $11,183 due from related parties for reimbursable expenses.  During the nine months ended October 31, 2013, cash loans decreased by $142,755, unpaid compensation increased by $185,000, and reimbursable expenses receivable increased by $11,220.

On August 31, 2012, the Company issued a promissory note in the amount of $168,000 to Huntington Chase Financial Group (“HCFG”), a Nevada corporation, whose principal is a related party, for all unpaid compensation owing under a related consulting agreement dated October 10, 2008.  The promissory note is payable within three years, and accrues interest at a rate of 7% per annum.  Interest in the amount of $13,725 and $4,930 has been accrued as of October 31, 2013 and January 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

On January 1, 2013, the Company entered into a consulting agreement with HCFG. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for compensation in the amount of $15,000 per month, plus a one-time payment of $90,000 for prior services rendered.  On January 31, 2013, a promissory note was issued by the Company in the amount of $105,000 for unpaid compensation owing under this agreement through January 31, 2013.  The promissory note is payable within three years, and accrues interest at a rate of 7% per annum. Interest in the amount of $5,497 and $0 has been accrued as of October 31, 2013 and January 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets. In addition, as of October 31, 2013, $90,000 in compensation not included in the promissory note has been recorded as related party unpaid compensation.

On January 7, 2013, the Company issued a convertible promissory note in the amount of $195,000 to a related party for cash loans made to the Company.  The promissory note accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock. A total of $142,755 and $176, in principal repayments were made during the nine months ended October 31, 2013 and the year ended January 31, 2013, respectively, resulting in a principal balance of $52,069 and $194,824 as of October 31, 2013 and January 31, 2013, respectively.  Interest in the amount of $14,025 and $9,485 has been accrued as of October 31, 2013 and January 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

On September 1, 2012, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “Employment Agreement”) to serve as the Company’s President, CEO, and Director of the Board of Directors. The Employment Agreement is for a term of three years, and includes compensation in the amount of $72,000 per year, bonus compensation in the amount of $100,000 contingent upon the Company meeting certain goals, 5,000,000 stock options, and certain other benefits in the event they are offered by the Company in the future. As of October 31, 2013 and January 31, 2013, respectively, $56,000 and $6,000 has been recorded as related party unpaid compensation.

As of October 31, 2013 and January 31, 2013, respectively, the Company has accrued $33,247 and $14,414 in interest on related party loans.

NOTE 7: NOTES AND LOANS PAYABLE

On January 7, 2013, the Company issued a Convertible Promissory Note in the amount of $250,000 to a non-related party (the “Convertible Note”). The Convertible Note is payable within two years, accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock. Interest in the amount of $12,205 and $986 has been recorded as of October 31, 2013 and January 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

As of October 31, 2013 and January 31, 2013, respectively, the Company has accrued $12,205 and $986 in interest on notes and loans payable

NOTE 8: COMMITMENTS AND CONTINGENCIES

On August 28, 2012, the Company’s wholly owned subsidiary, Eaton Scientific Systems, Ltd. entered into a Consulting Agreement with Dr. David Stark (the “Stark Agreement”).  The Stark Agreement, effective September 1, 2012, is for a period of 12 months, and provides compensation in the amount of $4,000 per month. As of October 31, 2013 and January 31, 2013, respectively $32,500 and $11,000 in unpaid compensation has been included in accounts payable on the accompanying consolidated balance sheets.

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

As of October 31, 2013 and January 31, 2013, 443,000,686 shares of the Company’s common stock were issued and outstanding.

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

Options Outstanding		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	5,000,000	4.00	$500,000	$0.10
$0.25	1,500,000	4.00	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at January 31, 2013	6,500,000	$0.20
Issued	–	–
Exercised	–	–
Expired / Cancelled	–	–
Outstanding at October 31, 2013	6,500,000	$0.20

During the nine months ended October 31, 2013 and the year ended January 31, 2013, respectively, the Company expensed a total of $666,249 and $222,083 in stock option compensation. There remains $1,776,668 and $2,442,917 in deferred stock option compensation at October 31, 2013 and January 31, 2013, respectively, to be amortized over the next 12 months.

As of October 31, 2013 and January 31, 2013, the Company has no warrants and 6,500,000 options issued and outstanding.

NOTE 11: INCOME TAXES

The components of the net deferred tax asset at October 31, 2013 and January 31, 2013, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	October 31, 2013	January 31, 2013

Income (Loss) Before Taxes	$(1,100,242)	$(570,344)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$374,100	$194,300
Non-deductible expenses	(1,100)	(400)
Change in valuation allowance	(373,000)	(193,900)

Reported income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at October 31, 2013 and January 31, 2013 are as follows:

	October 31, 2013	January 31, 2013

Net operating loss carried forward	$644,900	$271,900

Valuation allowance	(644,900)	(271,900)

Net deferred income tax asset	$–	$–

NOTE 12: SUBSEQUENT EVENTS

On November 26, 2013, the Company (the “Company”) and its Majority Shareholders (the “Majority Stockholders”) entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Domenic Marciano (and/or assigns) (“Marciano”), an individual, whereby Marciano acquired 227,370,000 shares of the Company’s common stock (the “Eaton Stock”) from the Majority Stockholders at par value $.001, representing approximately 51.3% of the Company’s total issued and outstanding shares, in exchange for cash in the amount of $22,737 (the “Cash Proceeds”).  The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 26, 2013, and a Change in Control of the Company took place.

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

Headquartered in Miami, Florida, with offices in Santa Monica, California, the Company is engaged in biomedical product development in the area of women’s health.  The Company’s mission is to provide solutions to women’s health issues surrounding pre-menopausal, peri-menopausal and post-menopausal conditions. The Company intends to develop non-hormonal treatments, and address the specific need for a non-hormonal solution to “Hot-Flashes”, a common symptom experienced by many pre-menopausal and post-menopausal women.

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.  At October 31, 2013, the Company has not yet commenced its principal operations.

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

Results of Operations

Three months ended October 31, 2013 compared to three months ended October 31, 2012, and nine months ended October 31, 2013 compared to nine months ended October 31, 2012.

The following summary should be read in conjunction with the Company’s financial statements for the quarter ended October 31, 2013, which are included herein.

					Cumulative from
					January 31, 2006
	For the three months ended		For the nine months ended		(inception) to
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Revenue	$–	$–	$–	$–	$–
Gross profit (loss)	$–	$–	$–	$–	$–
General and administrative expenses	$(105,629)	$(96,889)	$(365,170)	$(120,123)	$(914,994)
Interest expense	$(9,442)	$–	$(30,052)	$–	$(45,452)
Loss on impairment of asset	$(34,434)	$–	$(34,434)	$–	$(34,434)
Depreciation and amortization	$(1,801)	$(804)	$(4,338)	$(1,805)	$(18,088)
Amortization of stock options	$(222,083)	$–	$(666,249)	$–	$(888,332)
Net (loss)	$(373,389)	$(97,693)	$(1,100,243)	$(121,928)	$(1,901,300)

Revenue

For the three months ended October 31, 2013 and October 31, 2012, the Company had no revenues.

For the nine months ended October 31, 2013 and October 31, 2012, the Company had no revenues.

As a development stage company, the Company has not yet launched the Company’s major business operations, which is focused on quality solutions to women’s health issues surrounding pre-menopausal, pari-menopausal and post-menopausal conditions with products using non-hormonal treatments.

General and administrative expenses

General and administrative expenses in the amount of $105,629 for the three months ended October 31, 2013, were comprised of $17,000 of legal and accounting fees, $75,000 of consulting and outside services, and $10,629 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $96,889 for the three months ended October 31, 2012, were comprised of $10,000 of legal and accounting fees,  $49,800 of consulting and outside services, $22,352 of publicity and promotion, , and $14,737 of office, overhead and other general and administrative expenses.

General and administrative expenses for the three month period ended October 31, 2013 of $105,629, as compared to $96,889 for the three month period ended October 31, 2012, resulted in an increase in general and administrative expenses for the current period of $8,740.

General and administrative expenses in the amount of $365,170 for the nine months ended October 31, 2013, were comprised of $51,000 of legal and accounting fees, $240,914 of consulting and outside services, $25,788 of research and development, and $37,468 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $120,123 for the nine months ended October 31, 2012, were comprised of $10,000 of legal and accounting fees,  $67,300 of consulting and outside services, $5,638 of stock compensation, $22,352 of publicity and promotion, and $14,833 of office, overhead and other general and administrative expenses.

General and administrative expenses for the nine month period ended October 31, 2013 of $365,170, as compared to $120,123 for the nine month period ended October 31, 2012, resulted in an increase in general and administrative expenses for the current period of $245,047.

General and administrative expenses	Three months ended		Nine months ended
	October 31,		October 31,		Variances
	2013	2012	2013	2012	3-month	9-month
Legal, accounting and professional fees	$17,000	$10,000	$51,000	$10,000	$7,000	$41,000
Management consulting services	63,000	12,000	189,000	29,500	51,000	159,500
Other outside services	12,000	37,800	51,914	37,800	(25,800)	14,114
Stock compensation	–	–	–	5,638	–	(5,638)
Publicity and promotion	–	22,352	–	22,352	(22,352)	(22,352)
Research and development	–	–	25,788	–	–	25,788
Rent expense	3,000	–	10,000	–	3,000	10,000
Office supplies and miscellaneous expenses	3,355	4,767	15,783	4,863	(1,412)	10,920
Travel, meals and entertainment	7,274	9,970	21,685	9,970	(2,696)	11,715
Total general and administrative expenses	$105,629	$96,889	$365,170	$120,123	$8,740	$245,047

General and administrative expenses for the nine month periods ended October 31, 2013 and October 31, 2012, were incurred primarily for the purpose of advancing the Company closer to its major business operations.

Liquidity and Capital Resources

Working capital			Increase
	At October 31, 2013	At January 31, 2013	(Decrease)
Current assets	$493	$292,241	$(291,928)
Current liabilities	360,431	92,546	267,885
Working capital (deficit)	$(359,938)	$199,875	$(559,813)

Cash Flows	For the nine months ended		Increase
	October 31, 2013	October 31, 2012	(Decrease)
Net cash provided by (used in) operating activities	$(122,335)	$(109,398)	$(12,937)
Net cash (used in) investing activities	(21,838)	(4,997)	(16,841)
Net cash (used in) financing activities	(142,755)	480,000	(622,755)
Net increase (decrease) in cash	$(286,928)	$365,605	$(652,533)

The Company is a development stage company focused on developing the Company’s business in the women’s health pharmaceutical sector.  The Company’s principal business objective for the next twelve (12) months will be to continue to develop the Company’s business plan. The Company has not earned any revenue.

As of October 31, 2013, the Company had cash on hand of $493, compared to $287,421 as of January 31, 2013.  The Company had working capital deficit of $359,938 as of October 31, 2013, compared to working capital of $199,875 as of January 31, 2013.  There is no assurance that the Company will be able to achieve revenues sufficient to become profitable.

The Company has incurred losses of $1,901,300 since inception. The Company’s continuation is dependent upon it attaining and maintaining profitable operations and raising additional capital as needed. The Company anticipates that it will have to raise additional funds through private placements of the Company’s equity securities and/or debt financing to complete the Company’s business plan. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the planned operations, the Company’s shareholders may lose some or all of their investment and the business may fail.

As at October 31, 2013, affiliates and related parties are due a total of $504,886, which is comprised of $52,069 in cash loans, $273,000 of accrued compensation converted to notes payable, $191,000 in unpaid compensation, and $11,183 due from related parties for reimbursable expenses.  During the nine months ended October 31, 2013, cash loans decreased by $142,755, unpaid compensation increased by $185,000, and reimbursable expenses receivable increased by $11,220.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2013, the Company had working capital deficit of $359,938, and an accumulated deficit of $1,901,300. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

(16)	Letters on Change in Certifying Auditor
16.1	Letter from GBH CPA’s, PC dated November 2, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed December 12, 2013)
16.2	Letter from Stan JH Lee, CPA dated December 5, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed December 12, 2013)
(21)	List of Subsidiaries (2)
21.1	Pristine Solutions Limited, incorporated under the laws of Jamaica
21.2	Eaton Scientific Systems, Ltd., incorporated under the laws of Nevada, USA
(23)	Consents of Experts and Counsel
23.1	Letter from GBH CPA’s, PC dated July 21, 2010 (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
23.2	Letter from Stan J.H. Lee, CPA dated October 3, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
23.3	Letter from Seale and Beers, CPAs dated May 15, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 16, 2013)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(99)	Other Documents
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

EATON SCIENTIFIC SYSTEMS, INC.
Dated: December 18, 2013	/s/ Michael J. Borkowski
Michael J. Borkowski
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Director