Form 10-K
period 2014-01-31
ECO SCIENCE SOLUTIONS, INC.
filed 2014-05-14
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-54803

ECO SCIENCE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4199032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 NE 1st Avenue, Suite 305, Miami FL	33137
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	305-460-2259

EATON SCIENTIFIC SYSTEMS, INC.

9595 Wilshire Blvd., Suite 900

Beverly Hills, CA 90212

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.				Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.				Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of July 31, 2013 was $862,523 based on a closing price of $4.00 for the Common Stock on July 31, 2013, the closest available date to last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

26,643,001 Common Shares issued and outstanding as of May 13, 2014

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

As used in this annual report, the terms "we", "us", "our" and "ESSI" mean Eco Science Solutions, Inc. (formerly Eaton Scientific Systems, Inc.), unless otherwise indicated.

Corporate Overview

The Company’s principal executive office is located at 3250 NE 1st Avenue, Suite 305, Miami, FL. The Company’s telephone number is 305-460-2259.   The Company’s website is www.ezspark.com.

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

As a result of the Share Exchange and Common Stock Purchase Agreement, (i) there was a change in control of the Registrant; (ii) ESSL became the Company’s wholly owned subsidiary; (iii) the ESSL became the Company’s primary business, and (iv) on November 27, 2012, the Company changed its name to Eaton Scientific Systems, Inc.

In October, 2013, the Company’s Management was introduced to Domenic Marciano (“Marciano”).  Marciano represented that he intended to acquire an exclusive license to a unique automotive product, the EcoFlora Spark Plug (the “ECO Plug”), with a proprietary technology, and that the ECO Plug a has the potential to be uniquely positioned in the automotive parts business in the United States and International automotive parts marketplace.

The Majority Shareholders acknowledge that the Company has not been able to attract investment capital sufficient to execute its business plan because of its Share price.  Further, Management believes that the potential success of the ECO Plug technology could potentially provide value to the Company and its shareholders. As a result, on November 26, 2013, the Company and its Majority Shareholders (the “Majority Stockholders”) entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Marciano whereby Marciano acquired 227,370,000 shares of the Company’s common stock from the Majority Stockholders at par value $.0001, representing approximately 51.3% of the Company’s total issued and outstanding shares, in exchange for cash in the amount of $22,737 (the “Cash Proceeds”).  The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 26, 2013, and a change in control of the Company took place.

The Majority Shareholders and the Company’s Management also believe it is in the best interest of the Company’s Shareholders to operate Eaton Scientific Systems, Ltd. (“Eaton Sub”) a Nevada corporation and wholly owned subsidiary of the Company, as a privately held Company, until such time where it is sufficiently capitalized to increase the probability for its Clinical Trials of Homatropine (“Tropine 3”) in oral suspension for the treatment of hot flash symptoms in pre-menopausal, menopausal and post menopausal women, to be in a position to yield results that may provide the opportunity for a potential FDA approval for marketing to consumers in the US.

In connection with the terms and conditions of the Stock Purchase Agreement and sale of 227,370,000 shares held by the Majority Stockholders:

1.

Marciano appointed two new directors to the Company’s board of directors; and

2.

The “Lock-Up-Leak-Out” Agreements executed in October 2012 were cancelled by mutual agreement between the Board and the Company’s Shareholders who were party to the Agreements.

3.

The Majority Shareholders of the Company have voted to “Spin-out” to its Shareholders, one hundred percent (100%) of the issued and outstanding shares of Eaton Scientific Systems Ltd., its operating subsidiary, as of the record date of November 25, 2013, on a one-for-one basis within sixty-days (60) of the Change of Control of the Company, or by January 25, 2014.

On January 9, 2014, the Spin-out was complete, and Eaton Scientific Systems, Ltd. was no longer a subsidiary of the Company.

On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (OTCQB.ESSI).

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "ESSI" shall mean Eco Science Solutions, Inc. (formerly Eaton Scientific Systems, Inc.), unless otherwise indicated.

Description of Business

Headquartered in Miami, Florida, Eco Science Solutions, Inc., a Nevada corporation, is charged with the origination, development and commercialization of innovative aftermarket automotive parts.

On December 4, 2013, the Company (the “Company”) executed an Agreement of the License of Intellectual Property (the “License Agreement”) dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation (“ESS International”), for the exclusive license to a revolutionary Spark Plug technology, the ECO Spark Plug, that has filed for Patent protection in Canada and the United States based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology. In connection with the License Agreement, the Company issued ESS International 2,500,000 shares of the Company’s Series “A” Convertible Preferred Stock (“Preferred Stock”), in exchange for the exclusive license of the Patent Applications, in perpetuity.  The Preferred Stock is convertible into common stock at a conversion rate of 10 common shares for each preferred share.

On February 14, 2014, the Company effected a 1000-to-1 reverse stock split.  As a result, the total shares of common stock issued and outstanding was reduced to 443,001 with a par value of $0.10.

On April 4, 2014, the Company received notice from Eco Science Solutions International, Inc. to convert 100% of the Series “A” preferred shares into restricted common shares on a 10 for 1 basis.  As a result, on April 9, 2014, 25,000,000 shares of the Company’s restricted common stock was issued, of which 19,886,668 shares were issued to the Company’s chairman, Domenic Marciano, and 5,133,332 shares were issued to non-related parties.  Subsequent to the conversion, Eco Science Solutions International, Inc. no longer holds any shares of the Company’s capital stock, and Mr. Marciano holds 20,094,038 shares of the Company’s common stock, which represents 62.53% of the total issued and outstanding shares of the Company’s common stock on a fully diluted basis.

The Company is currently in the testing and development stages, and intends to validate its technology and then and manufacture and sell the technology.

Product and Strategy Overview

The Company is in the process of developing and manufacturing the ECO Plug spark plug, a revolutionary technological advancement for the spark plug and the internal combustion engine. The ECO Plug is intended to:

•

improve engine performance

•

increase horsepower

•

reduce fuel consumption

•

improve combustion efficiency

•

prolong engine’s useful life, and

•

reduce/eliminate emission of carbon dioxide (CO2 ) and other noxious gases

The ECO Plug

The novel design of the ECO Plug not only helps to get an engine closer to its ideal operating condition, but also addresses several vital ecological and fuel conservation issues as well.  The use of the ECO Plugs in any vehicle with an internal combustion engine can reduce airborne pollution as well as reduce consumption of fossil fuels (gasoline, diesel and bio-diesel). For new cars, the use of the ECO Plug technology would result in even better results.

The ECO Plug not only increases an engine’s horsepower, it also reduces fuel consumption. In addition, because the engine burns hotter for a shorter period of time, it extends the life of the engine.

The United States consumes 9.5 million barrels of oil a day, largely burned by the transportation sector.  To illustrate the effects of the ECO Plug technology on the nation’s economy, if, for example, 50% of the nation’s vehicles utilized the ECO Plug in their vehicles, the amount of fuel required by the transportation sector would diminish by 700,000 barrels of oil a day.  This represents a saving of $28 Million a day of $40 a barrel oil, or $105 Million a day of $150 a barrel oil.  Extrapolated over 365 days, this represents an enormous economic savings for the United States.

About Emissions [1]

Pollution from the internal combustion engine is caused primarily by the incomplete combustion of the fuel inside the cylinder head.  With the conventional spark plug, approximately 80% of the gas/air fuel mixture is burned in each cycle of the ignition.  The remaining 20% is discharged through the catalytic converter and exhaust pipe, resulting in the release of CO2 and other noxious gases into the atmosphere.

Emissions testing started out as a tool used by manufacturers and engine builders as a means to optimize engine performance. Half a century later, the amount of hydrocarbon, carbon monoxide and nitrogen oxide spewing from vehicle tailpipes remains an indicator of engine efficiency. Spark plugs and ignition systems play an important role in determining exactly how much fuel gets burned.

There are three primary types of emissions: unburned hydrocarbons, carbon monoxide and nitrogen oxide. Unburned hydrocarbons are fuel that passes through an engine without getting burned. High carbon monoxide emissions occur because of incomplete combustion.  Nitrogen oxide emissions occur when the combustion chamber gets too hot. The air is about 80 percent nitrogen by volume. While nitrogen oxide isn't normally involved in the combustion process, temperatures exceeding 2,500 degrees Fahrenheit can cause the nitrogen oxide molecule to break apart, combining with oxygen to form oxides of nitrogen.

Carbon Monoxide and Nitrogen Oxides

High carbon monoxide levels tend to accompany high hydrocarbon levels, since they're both a result of incomplete combustion. As such, bad or inappropriate spark plugs can have all the same effects on carbon monoxide as hydrocarbon. Replacing stock plugs with a set of high performance plugs can help to reduce both carbon monoxide and hydrocarbon output by encouraging a more complete combustion cycle.

For excess nitrogen oxide production, common causes include an excessively lean fuel mixture, a defective exhaust gas recirculation system, a bad catalytic converter and consistent engine overheating.

.

ECO Plug Emissions Solutions

The ECO Plug has also been developed to provide a new level of combustion efficiency, by burning 100% of the gas/air fuel mixture in the cylinder head.  With conventional spark plugs, heat that is produced is wasted on heating engine parts.  With the ECO Plug, this heat is now used more efficiently, by designing it to be utilized for the vehicle’s movement.

It is estimated that, of the 2 trillion metric tons of CO2 reportedly released into the atmosphere in 2007, approximately 50% of these emissions were caused by the internal combustion engine of cars, trucks, buses, etc. It is also estimated that, with the implementation of the Company’s ECO Plug technology by even half of the existing vehicles, up to 500 million metric tons of CO2 per year could be eliminated.

To place the foregoing information in context that is both meaningful and addresses President Obama’s pledge to make America clean and energy independent, bad spark plugs increase hydrocarbon and carbon monoxide emissions. The Company’s ultimate goal, with the support of new car manufacturers, is to have the ECO Plug technology replace existing spark plugs in all cars and trucks, and reduce the carbon footprint of the transportation.

Pre-Com Chamber

Unlike other solutions utilizing batteries and/or alternative fuels, broad application of the ECO Plug’s Pre-Com Chamber technology doesn’t rely on massive changes to vehicle drive systems or fuel/power infrastructures for its success. The ECO Plug fits directly into all existing vehicle systems and existing fuel delivery infrastructures.  The ECO Plug’s Pre-Com Chamber technology is ready for immediate deployment into existing vehicles (aftermarket) and the vast majority new vehicles being produced around the world (OEM).

[1] “The Effects of Spark Plugs on Emissions”, Richard Row, www.ehow.com

The Market

Over 1 billion spark plugs are sold each year – with 400 million in the U.S. alone.  Spark plugs are sold to auto manufacturers and to consumers directly. The Spark Plug industry has experienced steady growth since the recession, when downstream demand from automakers plummeted with falling consumer vehicle purchases. Automakers have since ramped up production and increased their demand for spark plugs.

The Spark Plug Manufacturing industry has experienced steady growth since 2010, including a 3.5% revenue increase in 2013. The rapidly increasing tide of low-cost imports has continued to erode industry revenue and reinforce a focus on price-based competition. The sheer level of price-based competition has prevented domestic manufacturers from implementing price increases despite rising production costs. As a result, domestic operators are exiting the industry, and imports are continuously occupying a greater share of domestic demand. Over the five years to 2013, imports are growing at an average annual rate of 6.5% imports have expanded from occupying 46.8% of domestic demand in 2008 to an anticipated 70.3% in 2013.

The several hundred types of spark plugs available cover a variety of internal-combustion engine-driven transportation, work, and pleasure vehicles. Spark plugs are used in automobiles, trucks, buses, tractors, boats (inboard and outboard), aircraft, motorcycles, scooters, industrial and oil field engines, oil burners, power mowers and chain saws. Turbine igniters, a type of spark plug, help power the jet engines in most large commercial aircraft today while glow-plugs are used in diesel engine applications.

Spark Plugs-Defined [2]

The purpose of a spark plug is to provide a place for an electric spark that is hot enough to ignite the air/fuel mixture inside the combustion chamber of an internal combustion engine. This is done by a high voltage current arcing across a gap on the spark plug.  A spark plug is composed of a shell, insulator and the central conductor. It passes through the wall of the combustion chamber and therefore must also seal the combustion chamber against high pressures and temperatures.

FIGURE 1: Conventional Spark Plug

The spark plug is connected to the high voltage generated by an ignition coil. As the electrons flow from the coil, a voltage difference develops between the central electrode and side electrode. No current can flow because the fuel and air in the gap is an insulator, but as the voltage rises further, it begins to change the structure of the gases between the electrodes. Once the voltage exceeds the dielectric strength of the gases, the gases become ionized. The ionized gas becomes a conductor and allows electrons to flow across the gap. Spark plugs usually require voltage of 12,000–25,000 volts or more to 'fire' properly, although it can go up to 45,000 volts. They supply higher current during the discharge process resulting in a hotter and longer-duration spark.

As the current of electrons surges across the gap, it raises the temperature of the spark channel to 60,000 K. The intense heat in the spark channel causes the ionized gas to expand very quickly, like a small explosion. This is the 'click' heard when observing a spark, similar to lightning and thunder.

The heat and pressure force the gases to react with each other, and at the end of the spark event there should be a small ball of fire in the spark gap as the gases burn on their own. The size of this fireball or kernel depends on the exact composition of the mixture between the electrodes and the level of combustion chamber turbulence at the time of the spark. A small kernel will make the engine run as though the ignition timing was retarded, and a large one as though the timing was advanced.

FIGURE 2: Components of a typical, four stroke cycle, DOHC piston engine.

(E) Exhaust camshaft, (I) Intake camshaft,(S) Spark plug, (V) Valves, (P) Piston,

(R) Connecting rod, (C) Crankshaft, (W) Water jacket for coolant flow.

[2] “How Products are Made: Spark Plug” (2014), www.madehow.com

 Intellectual Property

The Company has filed a filed Patent Applications in Canada and the United States (the “Patent Applications”) based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology.  The Patent Applications, referenced below, cover a high efficiency spark plug operative to produce negligible waste materials discharge from the combustion engine with high power output and low fuel consumption.

The following table summarizes the Patent Application(s) licensed by the Company under the License Agreement for the product known as the “EcoFlora Spark Plug”:

Patent No.	Patent Description	Patent Office	Date Filed
2,786,022 [1]	High Efficiency Spark Plug	Canadian Intellectual Property Application	May 3, 2013 [1]
13/261,281	High Efficiency Spark Plug	US Patent and Trademark Office Application	May 2, 2012

 [1] Canadian Patent Application filed with the Canadian Intellectual Property Office with a Priority Date based on Patent Cooperation Treaty (“PCT”) application CA2011/0001339 filed December 1, 2011. The PCT is an international treaty providing standardized filing procedures for foreign patents in the countries that have signed the treaty. For additional information, the reader may go to http://brevets-patents.ic.gc.ca.

The Company is prepared to prosecute under its Patent Applications worldwide in the event any infringement becomes apparent. There can be no assurance that the Company will be granted patents for any of the patent applications it has filed with the CIPO or the USPTO.

Patent Applications Abstracts

Following is the Patent Application Abstract, which provides information on the technology underlying the Company’s pending Patent Application(s):

Abstract to CIPO Patent application 2,786,022 [1]

Internal combustion engines employ spark plugs for igniting the air and fuel mixture in the engine cylinder combustion chamber for providing the power to rotate the crank shaft. Heretofore, spark plugs are provided with electrodes located outside the bottom end of the spark plug body to extend into the engine combustion chamber. In operation, the electrodes are exposed to the extremely high heat produced in the combustion chamber, which causes physical erosion of the electrodes. Also, burned particles such as carbon are deposited on the electrodes to result in the loss of effectiveness of the ignition function of the spark plug. Approximately, 80% of the air and fuel mixture is burned in each cycle of the ignition of a conventional spark plug. A large amount of waste materials including noxious gases such as carbon monoxide, carbon dioxide, nitrogen oxides and hydrocarbon and other partially burned or unburned materials are produced in the engine chamber in the ignition. Some of the materials and noxious gases are discharged from the engine to the atmosphere, which cause pollution of the latter. The pollution may be reduced by passing the discharge through a catalytic converter. However, the remaining waste materials in the ignition chamber will mix with the fresh air and fuel mixture subsequently injected into the ignition chamber to form a contaminated and degraded fuel mixture which inherent causes the reduction of the ignition efficiency and the loss of power output from the engine with high consumption of fuel. Furthermore, with the electrodes of the spark plug located in the combustion chamber, ignition would occur in the combustion chamber of the engine so that the component parts in the combustion chamber are subjected directly to the high temperature of the combustion. The high temperature reduces the life of the engine due to heat stress of the components.

Attempts have been made to provide new spark plug constructions with the electrodes located within a hollow pre-ignition chamber formed in the spark plug body or shell surrounding the electrodes in a spaced manner. The central electrode and the grounding electrode are recessed and spaced from the lower opening of the pre-ignition chamber. The grounding electrode may also separate the pre-ignition chamber into a lower chamber between the central electrode and the lower opening of the shell and an upper chamber surrounding the insulated portion of the central electrode. Ignition occurs in the lower chamber so that the flame is injected into the cylinder chamber to ignite the air and fuel mixture therein resulting in less waste materials produced in the ignition and less high temperature exposure to the engine components. However, waste material is still produced in the pre-ignition chamber. The waste materials, again as in the conventional spark plug, would mix with the fresh air and fuel mixture injected into the cylinder chamber to form a concentrated polluted mixture in the pre-ignition chamber to cause unsatisfactory ignition and back fire.

It is a principal object of the present invention to provide an improved spark plug which operates with negligible amount of pollutant produced in the ignition and in the combustion engine exhaust discharge. It is another object of the present invention to provide an improved spark plug which is operative with high ignition efficiency and low fuel consumption. It is another object of the present invention to provide an improved spark plug construction having three chambers including a lower chamber located below the grounding electrode and the central electrode, a middle chamber surrounding the insulated lower portion of the central electrode and an upper chamber surrounding the upper insulated portion of the insulator to maintain it in an optimum operating temperature. It is yet another object of the present invention to provide an improved spark plug construction to provide maximum power output of the ignition of the air and fuel mixture injected into the cylinder chamber of the internal combustion engine.

ECO Plug Design Specifications

Following are the design specifications, as filed with the CITO and USPTO:

FIGURE 3: A partial cross sectional view of the ECO Plug

FIGURE 4: Bottom cross sectional view along the cross section line II-II	FIGURE 5: Bottom cross sectional view along the cross section line II-II showing communication openings of various shapes formed in the angular ring

FIGURE 6: Bottom cross sectional view along the cross section line IV-IV	FIGURE 7: Bottom cross sectional view along the cross section line IV-IV showing an alternative multi-angular opening formed in the grounding electrode

The spark plug (10) of the ECO Plug has a generally cylindrical metal body or shell (11) similar to a conventional spark plug. Threads are provides on the outer surface of the lower portion of the shell (11) for mounting the spark plug (10) to an internal combustion engine. The central electrode (12) is made of a high temperature resistant noble metal or metal alloy and it is surrounded and imbedded in a ceramic insulator (13) which has an upper portion (13) extending upwards from the top of the shell (11), and an electrical connection terminal (14) is located at the top of the central electrode for conducting the ignition current to the spark plug. The lower portion of the ceramic insulator (13) has a generally frusto-conical lower end portion (15) extending downwardly into a hollow cylindrical cavity (16) located within the lower end portion (17) of the shell (11). Threads are provided on the outer surface of the lower end portion of the shell (11) for mounting the spark plug to the cylinder head of an internal combustion engine.

An annular partition ring (18) is located in a generally horizontal position within the cylindrical cavity (16) and is spaced from the upper end of the latter. The annular partition ring (18) is made of a high temperature resistant noble metal or metal alloy and it has an outer diameter equal to the inner diameter of the cylindrical cavity (16) and a central inner opening (19) having a diameter equal to the outer diameter of a predetermined position of the frusto-conical lower end portion (15) of the ceramic insulator (13) such that when the annular partition ring (18) is inserted into the cylindrical cavity (16) it is retained in the predetermined position horizontally such that an upper chamber (20) is formed at the upper portion of the cylindrical cavity (16) with the inner opening 19 of the annular partition ring (18)  intimately engaged with the conical side wall of the lower end portion of the ceramic insulator (13). A plurality of through openings (21) is formed in the annular partition ring (18), as shown in Figures 4 and 5. The through openings (12) may have various shapes including circular, rectangular, or multi-angular shapes as best shown in Figure 5. The through openings (12) may be all of the same shape or a mixture of the various different shapes.

A cylindrical sleeve (22) also made of a high temperature noble metal or metal alloy is located within the lower portion of the cylindrical cavity (12) below and abutting the annular partition ring (18). The cylindrical sleeve (22) has an outer diameter equal to the inner diameter of the cylindrical cavity (12) such that it is snugly mounted within the latter. The cylindrical sleeve (22) has an annular shoulder member (23) having an inner opening (24) with a flange extending inwardly and horizontally at a predetermined location from the inner side wall of the cylindrical sleeve (22). The annular shoulder member (23) forms the grounding electrode of the spark plug with the edge of the inner opening (24) located directly spaced from the spark tip (25) of the central electrode (12). The shoulder member (23) separates the inner cavity of the cylindrical sleeve (22) into middle chamber (26) and a lower outer chamber 27 as shown in Figure 3. The middle chamber (26) is located above the grounding electrode and the lower chamber is located below the grounding electrode. The middle chamber (26) communicates with the upper chamber (20) through the through openings (12) in the annular partition ring (18). The spacing between the edge of the inner opening (24) of the grounding electrode and the spark tip (25) of the central electrode (12) provides the spark gap of the spark plug. The center of the inner opening (24) is preferably offset from the vertical longitudinal axis of the central electrode (12) such that the tip (25) is positioned closer to one side edge of the inner opening (24) as best shown in Figures 3, 5 and 6 in order to achieve a more intense spark in operation. The inner opening (24) of the grounding electrode may have various shapes including circular or multi-angular shape as shown in Figures 4 and 5.

The locations of the annular partition ring in the cavity and the grounding electrode in the cylindrical sleeve are determined by the compression ratio of the air and fuel mixture in the combustion chamber of the internal combustion engine in which the spark plug is to be installed, as shown in the following formula:

V3 =	V1 + V2	mm3
€

in which V1 is the volume of the lower chamber (27) V2 is the volume of the middle chamber (26), V3 is the volume of the upper chamber (20), and € is the compression ratio of the air/fuel mixture in the combustion chamber. The rim 28 of the bottom opening of the lower chamber (27) is preferably slanting inwardly and downwardly as shown in Figure 4 to provide a reduced bottom opening which guides and accelerates the ignition flame from the lower chamber (27) into the combustion chamber of the engine.

In operation, initially the air and fuel mixture is injected into the combustion chamber of the combustion engine as well as the lower chamber of the spark plug. The mixture in the lower chamber is ignited by the spark between the central electrode and the ground electrode occurring at the spark gap of the spark plug. Any high temperature unburned materials and/or noxious gases produced in the ignition are mainly confined within the lower chamber of the spark plug. The ignition will cause the air and fuel mixture in the combustion chamber to ignite instantaneously. Subsequent fresh air and fuel mixture injected into the combustion chamber of the engine will force the high temperature waste materials and/or noxious gas, if any, in the lower chamber to rise mainly into the middle chamber and then through the openings of the partition annular ring into the upper chamber of the spark plug. Thus, the components in the combustion chamber of the engine are not subjected to the high temperature of the combustion; and the temperature in the combustion chamber only rises for the short period in the ignition and they are, in fact, cooled by the incoming fresh air and fuel mixture. Thus, it reduces the temperature stress to the engine components. The high temperature waste materials and/or any obnoxious gases are confined within the upper chamber and middle chamber so that they maintain the spark plug at an optimum operating temperature. In this manner, the high temperature is utilized to maintain the optimum temperature of the spark plug to result in a high efficiency in ignition and power output with less fuel consumption and longer engine life.

Since the partition annular ring, the cylindrical sleeve and the central electrode and the grounding electrode are all made of high temperature noble metal or metal alloy, they are not subject to high temperature erosion. Also, cleaning and re-setting of the spark gap are not required.

Only a small amount of the waste materials in the middle chamber and the upper chamber of the spark plug is drawn back into the lower chamber in the subsequent repeated combustion operations and it is being burned and eliminated in the further combustion such that discharge of unburned waste materials from the engine is minimal. Therefore, discharge of pollution to the atmosphere of unburned waste materials from the engine using the present spark plug is negligible.

Product Testing

The Company is currently conducting a multiple of tests in several facilities to validate the ECO Plug technology.

The result of the Company’s research and testing suggests that using the ECO Plug spark plugs in a vehicle can increase horsepower when compared to more conventional spark plugs, as well as an increase in fuel efficiency. There is also clear evidence of lower emission with the ECO Plug. The Company’s patent pending technology outperformed other plug designs, including some premium spark plugs offered by the major manufacturers. In addition, it is estimated that the ECO Plug may offer that "like-new" performance over time, aide in extending engine life, and make vehicles more eco-friendly.

Results of the initial tests of comparative spark plugs with engine performance at wide-open throttle operation are shown below. Mean results are obtained by analysis of 3 measurements in each point.

Denso Iridium Power IW20 Standard one-electrode spark plug iridium tipped (diameter 0,4 mm) on the central electrode and with one side electrode (Table 3). The spark gap is formed by central and side electrodes, in the size of 1,1 mm.

Greg1 Experimental multichamber spark plug “Greg1” iridium tipped (diameter 0,4 mm) with the spark gap formed between the central electrode and the housing in section of the nozzle hole of baffle (Table 4).

Тable 1 – Mean test results of Denso Iridium Power IW20

Тable 2 – Mean test results of Greg1

Тable 3 – Mean test results of Denso Iridium Power IW20

Тable 4 – Mean test results of Greg1

Ne, kW
MT, Nm
Denso Iridium Power IW20
Greg1
MT
Ne
Gp
Gp, kg/h
CO
CO, %
teg
teg, 0C
CnHm
CnHm, ppm
NOx
NOx, ppm
ge
ge, g/(kW*h)
30,00
25,00
20,00
15,00
10,00
5,00
0,00
1000
1500
2000
2500
3000
3500
4000
4500
80,00
75,00
70,00
65,00
10,00
9,00
8,00
7,00
6,00
5,00
4,00
3,00
6
4
2
760
630
500
135
115
95
75
2500
1500
500
370
320
270
220

Table 5: Mean Test Results

Upon completion of the next set of tests, the Company intends to work with a professional engine developer research and development group to tune and work to optimize the ECO Plug results.  The Company will present the independent laboratories’ confirmation of the ECO Plug claims to state and municipal authorities with the intention of receiving the endorsement of these authorities for the use of the ECO Plug.

After the Company has commenced commercial production of the ECO Plug, it will have the product tested by independent laboratories to confirm all of the claims of efficiency and long life that the Company espouses.  With the affirmation of these claims by recognized independent laboratories, the Company will approach each of the major players in the wholesale marketplace to participate in a test market roll-out.   If the results and technology prove out, there will be opportunities to sell direct to customers, wholesale to large distribution channels, or be an attractive purchase by another larger automotive electronics company in the space.

Competition

The following represents the top four market Brand leaders in the high-efficiency spark plug marketplace:

•

Bosch

•

Denso

•

NGK

•

Champion

The top four companies in the industry generate about 61.0% of revenue. Due to significant offshoring and outsourcing to foreign companies, fewer domestic companies are producing spark plugs. As a result, the Spark Plug Manufacturing industry's market share concentration has been rising. Among individual operators, during the five years to 2013, major company Denso's market share is expected to rise from 29.9% of industry revenue in 2008 to 33.5% in 2013. Similarly, major company NGK's market share is estimated to expand from 10.3% in 2008 to 14.3% in 2013.

Although there are several major spark plug manufacturers that serve the world market, none have undertaken any public testing of a product that resembles the ECO Plug in design or performance.

Government Regulations

The spark plug industry, and thus the Company’s business, is subject to federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change.

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

Facilities

The Company’s corporate headquarters are located at 3250 NE 1st Avenue, Suite 305, Miami, FL 33137.

Employees

As of January 31, 2014, the Company had no employees, excluding its directors and executive officers.

The Company currently has no employees, excluding its directors and executive officers.

Research and Development

The Company has incurred no expenditures during the fiscal years ended January 31, 2014 and 2013, respectively, relating to the research and development of its ECO Plug testing of the product.

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

The Company’s corporate headquarters are located at 3250 NE 1st Avenue, Suite 305, Miami, FL 33137.

The Company currently rents the Miami, FL space for approximately $500 a month as of January 1, 2014.  Currently, this space is sufficient to meet the Company’s needs.  However, once the Company expands its business to a significant degree, it will require additional space. The Company does not currently own any real estate.

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

The high and low prices of the Company’s common shares, as adjusted for stock splits, for the periods indicated below are as follows:

Quarter Ended	High	Low
January 31, 2014	$3.30	$2.00
October 31, 2013	$3.10	$3.10
July 31, 2013	$4.00	$3.90
April 30, 2013	$4.50	$3.70
January 31, 2013	$5.40	$4.60
October 31, 2012	$5.80	$4.60
July 31, 2012	Unavailable	Unavailable
April 30, 2012	Unavailable	Unavailable

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

As of January 31, 2014, the Empire Stock Transfer Inc. shareholders' list of the Company’s common shares showed 95 registered shareholders and 443,000,686 shares outstanding, all of which have been recorded by the Company. The total number of shares outstanding stated in the Empire Stock Transfer Inc. list of 443,000,686 does not include the effects of the 1000-to-1 stock split that occurred on February 14, 2014.

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

On September 1, 2012, the Company, under its 2012 Plan, granted qualified stock options to purchase 6,500,000 shares of its common stock.  Of the total options granted, 5,000,000 were granted to the President of the Company (the “Executive”) at $0.10 per share, and 1,500,000 were granted to a consultant at $0.25 per share.  The options are exercisable for a period of five years, vest quarterly over a period of two years, and were valued using the Black-Scholes valuation method at $0.41 per share, or $2,665,000, which is being amortized over a 36-month period.

Due to the change in control of the Company that took place on November 26, 2013, the 5,000,000 Executive options became fully exercisable, in accordance with the accelerated vesting clause contained within the Executive’s Employment Agreement.  As a result, 100% of the remaining deferred compensation related to the Executive options in the amount of $1,879,167 has been expensed in the current year.

As of January 31, 2014, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $2,084,167 and $222,083 has been expensed as of January 31, 2014 and 2013, respectively. There remains $358,750 of deferred compensation to be amortized over the next 7 months.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its common stock or other securities during the years ended January 31, 2014 or 2013.

Recent Sales of Unregistered Securities

On December 4, 2013, in connection with the Agreement of the License of Intellectual Property dated November, 4, 3013, the Company issued 2,500,000 shares of Series “A” Convertible Preferred Stock to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, valued at $5,265,000. As a result, $5,262,500 was recorded as additional paid in capital.  The Preferred Stock is convertible into the Company’s common stock at a rate of 10 shares of common stock for each share of Preferred Stock.

On February 15, 2014, in accordance with his Employment Agreement, the Company issued 100,000 shares of restricted common stock to its President for cash in the amount of $100. As a result, additional paid in capital was reduced by $9,900.

On March 15, 2014, in accordance with his Employment Agreement, the Company issued 100,000 shares of restricted common stock to its President for cash in the amount of $100. As a result, additional paid in capital was reduced by $9,900.

On April 4, 2014, the Company received notice from Eco Science Solutions International, Inc. to convert 100% of the Series “A” preferred shares into restricted common shares on a 10 for 1 basis.  As a result, on April 9, 2014, 25,000,000 shares of the Company’s restricted common stock was issued, of which 19,886,668 shares were issued to the Company’s chairman, Domenic Marciano, and 5,133,332 shares were issued to non-related parties.

On April 29, 2014, the Company received notice from the holder of a Convertible Note Payable to convert principal in the amount of $3,000 into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,000,000 unrestricted shares of the Company’s common stock were issued to the non-related party.

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

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended January 31, 2014, and 2013, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

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

In October, 2013, the Company’s Management was introduced to Domenic Marciano (“Marciano”).  Marciano represented that he intended to acquire an exclusive license to a unique automotive product, the EcoFlora Spark Plug, with a proprietary technology, and that EcoFlora has the potential to be uniquely positioned in the automotive parts business in the United States and International automotive parts marketplace.

The Majority Shareholders acknowledge that the Company has not been able to attract investment capital sufficient to execute its business plan because of its Share price.  Further, Management believes that the potential success of the EcoFlora technology could potentially provide value to the Company and its shareholders. As a result, on November 26, 2013, the Company and its Majority Shareholders (the “Majority Stockholders”) entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Marciano whereby Marciano acquired 227,370,000 shares of the Company’s common stock from the Majority Stockholders at par value $.0001, representing approximately 51.3% of the Company’s total issued and outstanding shares, in exchange for cash in the amount of $22,737 (the “Cash Proceeds”).  The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 26, 2013, and a change in control of the Company took place.

The Majority Shareholders and the Company’s Management also believe it is in the best interest of the Company’s Shareholders to operate Eaton Scientific Systems, Ltd. (“Eaton Sub”) a Nevada corporation and wholly owned subsidiary of the Company, as a privately held Company, until such time where it is sufficiently capitalized to increase the probability for its Clinical Trials of Homatropine (“Tropine 3”) in oral suspension for the treatment of hot flash symptoms in pre-menopausal, menopausal and post menopausal women, to be in a position to yield results that may provide the opportunity for a potential FDA approval for marketing to consumers in the US.

In connection with the terms and conditions of the Stock Purchase Agreement and sale of 227,370,000 shares held by the Majority Stockholders:

1.

Marciano appointed two new directors to the Company’s board of directors; and

2.

The “Lock-Up-Leak-Out” Agreements executed in October 2012 were cancelled by mutual agreement between the Board and the Company’s Shareholders who were party to the Agreements.

3.

The Majority Shareholders of the Company have voted to “Spin-out” to its Shareholders, one hundred percent (100%) of the issued and outstanding shares of Eaton Scientific Systems Ltd., its operating subsidiary, as of the record date of November 25, 2013, on a one-for-one basis within sixty-days (60) of the Change of Control of the Company, or by January 25, 2014.

On January 9, 2014, the Spin-out was complete, and Eaton Scientific Systems, Ltd. was no longer a subsidiary of the Company.

On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (OTCQB.ESSI).

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "ESSI" shall mean Eco Science Solutions, Inc. (formerly Eaton Scientific Systems, Inc.), unless otherwise indicated.

Description of Business

Headquartered in Miami, Florida, Eco Science Solutions, Inc., a Nevada corporation, is charged with the origination, development and commercialization of innovative aftermarket automotive parts.

On December 4, 2013, the Company (the “Company”) executed an Agreement of the License of Intellectual Property (the “License Agreement”) dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation (“ESS International”), for the exclusive license to a revolutionary Spark Plug technology, the EcoFlora Spark Plug, that has filed for Patent protection in Canada and the United States based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology. In connection with the License Agreement, the Company issued ESS International 2,500,000 shares of the Company’s Series “A” Convertible Preferred Stock (“Preferred Stock”), in exchange for the exclusive license of the Patent Applications, in perpetuity.  The Preferred Stock is convertible into common stock at a conversion rate of 10 common shares for each preferred share.

On February 14, 2014, the Company effected a 1000-to-1 reverse stock split.  As a result, the total shares of common stock issued and outstanding was adjusted to 443,001 shares with a par value of $0.10.

On April 4, 2014, the Company received notice from Eco Science Solutions International, Inc. to convert 100% of the Series “A” preferred shares into restricted common shares on a 10 for 1 basis.  As a result, on April 9, 2014, 25,000,000 shares of the Company’s restricted common stock was issued, of which 19,886,668 shares were issued to the Company’s chairman, Domenic Marciano, and 5,133,332 shares were issued to non-related parties.  Subsequent to the conversion, Eco Science Solutions International, Inc. no longer holds any shares of the Company’s capital stock, and Mr. Marciano holds 20,094,038 shares of the Company’s common stock, which represents 62.13% of the total issued and outstanding shares of the Company’s common stock on a fully diluted basis.

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.   At January 31, 2014, the Company has not yet commenced its principal operations.

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended January 31, 2014 and 2013, which are included herein. The financial information provided includes the continuing operations of the Company and the discontinued operations of its former wholly owned subsidiaries, Pristine Solutions, Ltd. and Eaton Scientific Systems, Ltd. (“ESSL”).

.

	For the year ended January 31,				Cumulative from December 8, 2009 (inception) to January 31, 2014
	2014		2013
Continuing operations:
Revenue		$––		$––		$––
Cost of sales		$––		$––		$––
Gross profit (loss)		$––		$––		$––
General and administrative expenses		$88,753		$30,410		$119,163
Operating (loss)		$(88,753)		$(30,410)		$(119,163)
Foreign currency exchange		$783		$––		$783
Impairment loss		$(5,265,000)		$––		$(5,265,000)
Interest expense		$(15,265)		$(986)		$(16,251)
Amortization of stock options		$(2,084,167)		$(222,083)		$(2,306,250)
Net loss-continuing operations		$(7,452,402)		$(253,479)		$(7,705,881)
Discontinued operations:	$		$		$
Revenue		$––		$––		$4,243
Cost of sales		$––		$––		$(1,428)
Gross profit (loss)		$––		$––		$2,815
General and administrative expenses		$321,998		$301,189		$703,178
Operating (loss)		$(378,998)		$(301,189)		$(700,363)
Foreign currency exchange		$––		$––		$1,716
Impairment loss		$(34,433)		$––		$(34,433)
Interest expense		$(22,959)		$(14,415)		$(37,374)
Depreciation and amortization		$(5,115)		$(2,525)		$(9,757)
Net loss-discontinued operations		$(384,505)		$(318,129)		$(780,211)
Net loss		$(7,836,907)		$(571,608)		$(8,486,092)

Revenue

As a development stage company, the Company has not yet launched its major business activity, which is automotive spark plug manufacturing and distribution.

Cost of sales

As a development stage company, the Company has not yet launched its major business activity, which is automotive spark plug manufacturing and distribution.

General and Administrative Expenses

	For the year ended
Continuing operations	January 31,
	2014	2013	Variances
Legal, accounting and audit fees	$16,554	$––	$16,554
Management and consulting fees	60,750	30,000	30,750
Transfer agent and filing fees	7,995	410	7,585
Office supplies and other general expenses	3,454	––	3,454
Total general and administrative expenses	$88,753	$30,410	$58,343

General and administrative expenses from continuing operations in the amount of $88,753 for the year ended January 31, 2014, were comprised of $16,554 of legal and accounting fees, $60,750 of management and consulting fees, $7,995 in transfer agent and filing fees, and $3,454 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations in the amount of $30,410 for the year ended January 31, 2013, were comprised of $30,000 in management and consulting fees,  $410 in transfer agent and filing fees.

General and administrative expenses from continuing operations for the year ended January 31, 2014, were $88,753 as compared to $30,410 for the year ended January 31, 2013, which resulted in an increase in general and administrative expenses for the current period of $58,343.

Significant increases in general and administrative expenses from continuing operations of $58,343, from the year ended January 31, 2014, compared to the year ended January 31, 2013, were attributable to the following items:

•

an increase in legal, accounting and audit fees of $16,554, due to legal fees of $5,054. accounting fees of $4,000 for year-end accounting and tax preparation fees,; and audit fees of $7,500, compared to no expense in the prior year;

•

an increase in management fees of $30,750, due to 12 months of executive compensation, compared to only 5 months of executive compensation for the prior year;

•

an increase in transfer agent and filing fees of $7,585, due to $7,995 in expense during the current year compared to $410 in the prior year;

•

an increase in office supplies and other general expenses of $3,454, resulting from limited office expenses incurred during the prior year.

General and administrative expenses from continuing operations for the year ended January 31, 2014 and 2013, were incurred primarily for the purpose of advancing the Company closer to its goal of the manufacturing and distribution of its high-efficiency spark plug product.

Net Loss

During the year ended January 31, 2014, the Company incurred a net loss from continuing operations of $7,452,402 compared with a net loss of $253,479 for the year ended January 31, 2013. The increase in net loss of $7,198,923 is attributable to an increase in general and administrative expenses of $58,343; a foreign currency gain of $783 resulting from the transfer of funds from Canada to US; an impairment loss of $5,265,000 incurred in the current year related to the Company’s patent; an increase in interest expense of $14,279, resulting from notes payable issued in the current year, compared to none in the prior year; and an increase in amortization of deferred stock option compensation of $1,862,084, of which $1,195,835 is the result of the accelerated vesting of executive options, and $666,249 is the result of the difference in 12 months of expense for the current year, compared to 3 months of expense in the prior year.

Liquidity and Capital Resources

Working Capital
	At January 31,		Increase
	2014	2013	(Decrease)
Continuing operations
Current Assets	$5,684	$––	$5,684
Current Liabilities	96,106	7,396	88,710
Working Capital (Deficit)	$(90,422)	$(7,396)	$(83,026)

Discontinued operations:
Current Assets	$––	$292,421	$(292,421)
Current Liabilities	––	85,150	(85,150)
Working Capital (Deficit)	$––	$207,271	$(207,271)

As at January 31, 2014, the Company had cash from continuing operations in the amount of $5,684, compared to $0 as of January 31, 2013, and cash from discontinued operations of $0 at January 31, 2014, compared to $287,421 as of January 31, 2013.

The Company had a working capital deficit from continuing operations of $90,422 as of January 31, 2014, compared to a working capital deficit from continuing operations of $7,396 as of January 31, 2013. The decrease in working capital of $83,026 is primarily attributable to an increase in cash of $5,684; an increase in accounts payable and accrued expenses of $36,460; and an increase in related party payable of $52,250.

The Company had no working capital from discontinued operations as of January 31, 2014, compared to working capital from discontinued operations of $207,271.  The decrease in working capital from discontinued operations is attributable to a decrease in cash of $287,421, a decrease in prepaid expenses of $5,000, a decrease in accounts payable of $85,113, and a decrease in related party payable of $37, all resulting from the Company’s subsidiary spin off completed on January 9, 2014.

Cash Flows	For the year ended
	January 31,		Increase
	2014	2013	(Decrease)
Continuing operations:
Net cash used in operating activities	$(14,524)	$(24,000)	$(9,476)
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	38,991	250,000	(211,009)
Net cash provided by (used in) continuing operations	24,467	226,000	(220,485)

Discontinued operations:
Net cash provided by (used in) operating activities	(90,529)	(122,158)	(284,645)
Net cash used in investing activities	(21,837)	(10,460)	(40,113)
Net cash provided by (used in) financing activities	(193,838)	193,838	79,975
Net cash provided by (used in) discontinued operations	(306,204)	37,220	(244,783)
Net increase (decrease) in cash	$(281,737)	$287,220	(5,684)

Cash flows from operating activities-continuing operations

During the year ended January 31, 2014, the Company used $14,524 of cash flow for operating activities, compared with $24,000 for the year ended January 31, 2013. The increase in cash used for operating activities of $9,476 is primarily attributable to an increase in the net loss from operations of $7,198,923, an impairment loss of $5,265,000 related to the Company’s patent, an increase on deferred stock compensation amortization of $1,862,084 an increase in accounts payable and accrued expenses of $35,065 and an increase in related party payables of $46,250.

Cash flows from investing activities-continuing operations

During the years ended January 31, 2014 and 2013, the Company used no funds for investing activities.

Cash flows from financing activities-continuing operations

During the year ended January 31, 2014, the Company was provided with $38,991 of cash flow from financing activities compared with $250,000 during the year ended January 31, 2013. The decrease in cash flows provided from financing activities of $211,009 is attributable to an increase in related party loans of $38,991, and a decrease in notes payable of $250,000.

Future Financings

The Company will require additional financing in order to proceed with its plan of operations, including approximately $1,000,000 over the next 12 months to pay for its ongoing expenses. These cash requirements include working capital, general and administrative expenses, the development of the Company’s product line, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay its liabilities. There is no assurance that any party will advance additional funds to the Company in order to enable the Company to sustain its plan of operations or to repay its liabilities. There can be no assurance that raising the desired amount of financing will enable the Company successfully to complete its plan of operations.

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

Personnel

As of January 31, 2014, and as of the date of this filing, the Company had no employees, excluding its executive officers and directors.

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities as a going concern in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2014, the Company had a working capital deficit from continuing operations of $90,422, and an accumulated deficit of $7,892,541. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of January 31, 2014, no revenue has been recognized, as the Company has not commenced operations.

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

Due to the Company’s recurring losses, the costs related to its patents were evaluated for impairment and it was determined that there were no sufficient estimated future cash flows for the recoverability of the asset.  As a result, an impairment loss of $5,265,000 has been recorded for the year ended January 31, 2014.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the Company reported the results of its former subsidiary, Eaton Scientific Solutions, Ltd. (“Eaton Sub”), as a discontinued operation.

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

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company is evaluating the effect, if any, the adoption of ASU No. 2013-07 may have on its consolidated financial statements.

Not Yet Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 may have on its consolidated financial statements.

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

The Company’s consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following consolidated audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at January 31, 2014 and 2013	F-2

Consolidated Statements of Operations for the years ended January 31, 2014 and 2013, and for the period from inception (December 8, 2009) to January 31, 2014	F-3

Consolidated Statements of Changes in Stockholders' Deficit for the period from inception (December 8, 2009) to January 31, 2014.	F-4

Consolidated Statement of Cash Flows for the years ended January 31, 2014 and 2013, and from inception (December 8, 2009) to January 31, 2014	F-5

Notes to the Consolidated Financial Statements for the years ended January 31, 2014 and 2013.	F-6

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Eco Science Solutions, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Eco Science Solutions, Inc. (A Development Stage Company) as of January 31, 2014 and 2013 and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended January 31, 2014 and 2013 and since inception on December 8, 2009 through January 31, 2014. Eco Science Solutions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eco Science Solutions, Inc. (A Development Stage Company) as of January 31, 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended January 31, 2014 and 2013 and since inception on December 8, 2009 through January 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues, has negative working capital at January 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

May 13, 2014

50 S. Jones Blvd, Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ECO SCIENCE SOLUTIONS, INC.
(formerly Eaton Scientific Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	January 31, 2014	January 31, 2013

ASSETS
Current assets
Cash	$5,684	$––
Current assets of discontinued operations	––	292,421
Total current assets	5,684	292,421

Non-current assets of discontinued operations	––	32,725

TOTAL ASSETS	$5,684	$325,146

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$37,857	$1,396
Related party payable	58,250	6,000
Current liabilities of discontinued operations	––	85,150
Total current liabilities	96,106	92,546

Long term liabilities
Notes payable-convertible	250,000	250,000
Related party loans	22,000	––
Related party loans-convertible	16,991	––
Long term liabilities of discontinued operations	––	467,824
Total long term liabilities	288,991	717,824
Total liabilities	385,097	810,370

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, 2,500,000 and none issued and outstanding at January 31, 2014 and 2013, respectively	2,500	––
Common stock, $0.10 par, 650,000,000 shares authorized, 443,001 issued and outstanding at January 31, 2014 and 2013	44,300	44,300
Additional paid in capital-preferred	5,262,500	––
Additional paid in capital-common	2,203,828	119,661
Accumulated deficit	(7,892,541)	(649,185)
Total stockholders' deficit	(379,413)	(485,224)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,684	$325,146

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
(formerly Eaton Scientific Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INCOME STATEMENT

			Cumulative from
			December 8, 2009
	For the year ended		(Inception) to
	January 31, 2014	January 31, 2013	January 31, 2014
Revenue	$––	$––	$––
Cost of revenues	––	––	––
Gross profit	––	––	$––

General and administrative expenses	88,753	30,410	119,163

Net operating loss	(88,753)	(30,410)	(119,163)

Other income (expenses)
Gain on foreign currency exchange	783	––	783
Impairment loss	(5,265,000)	––	(5,265,000)
Interest expense	(15,265)	(986)	(16,251)
Amortization of stock options	(2,084,167)	(222,083)	(2,306,250)
Total other income (expenses)	(7,363,649)	(223,069)	(7,586,718)

Net loss - continuing operations	(7,452,402)	(253,479)	(7,705,881)

Net loss - discontinued operations	(384,505)	(318,129)	(780,211)

Net loss	$(7,836,907)	$(571,608)	$(8,486,092)

Net loss per common share - basic and diluted
Continuing operations	$(16.82)	$(1.08)
Discontinued operations	$(0.87)	$(1.35)

Weighted average common shares outstanding - basic and diluted	443,001	234,796

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
(formerly Eaton Scientific Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
PERIOD FROM DECEMBER 8, 2009 (INCEPTION) TO JANUARY 31, 2014
								ACCUMULATED
								DURING THE
	PREFERRED STOCK		COMMON STOCK		PAID IN CAPITAL		DEFERRED	EXPLORATION
	SHARES	AMOUNT	SHARES	AMOUNT	PREFERRED	COMMON	COMPENSATION	STAGE	TOTAL
Balance, December 8, 2009 (date of inception)	––	$––	––	$––	$––	$––	$––	$––	$––

Issuance of common stock @ $.000025			240,000	24,000		(18,000)			6,000

Issuance of common stock @ $.000025			178,001	17,800		26,700			44,500

Net loss								(4,696)	(4,696)

Balance, January 31, 2010			418,001	41,800		8,700	––	(4,696)	45,804

Net loss								(46,436)	(46,436)

Balance, January 31, 2011			418,001	41,800		8,700	––	(51,132)	(632)

Net loss								(26,445)	(26,445)

Balance, January 31, 2012			418,001	41,800		8,700	––	(77,577)	(27,077)

Issuance of common stock related to share exchange			25,000	2,500		(2,500)			––

Capitalization due to merger						(108,622)			(108,622)

Grant of stock options to officer						2,050,000	(2,050,000)		––

Grant of stock options to consultant						615,000	(615,000)		––

Amortization of stock options							222,083		222,083

Net loss								(571,608)	(571,608)

Balance, January 31, 2013			443,001	44,300		2,562,578	(2,442,917)	(649,185)	(485,224)

Amortization of stock options							2,084,167		2,084,167

Issuance of preferred stock for patent	2,500,000	2,500			5,262,500				5,265,000

Spin–off of subsidiary								593,551	593,551

Net loss								(7,836,907)	(7,836,907)

Balance, January 31, 2014	2,500,000	$2,500	443,001	$44,300	$5,262,500	$2,562,578	$(358,750)	$(7,892,541)	$(379,413)

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
(formerly Eaton Scientific Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			December 8, 2009
	For the year ended		(inception) to
	January 31, 2014	January 31, 2013	January 31, 2014
Cash flows from operating activities:
Net loss	$(7,836,907)	$(571,608)	$(8,486,092)
Net loss from discontinued operations	(384,505)	(318,129)	(780,211)
Net loss from continuing operations	(7,452,402)	(253,479)	(7,705,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	5,265,000	––	5,265,000
Amortization of stock options	2,084,167	222,083	2,306,250
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	36,461	1,396	37,857
Increase (decrease) in related party payables	52,250	6,000	58,250
Net cash used in operating activities	(14,524)	(24,000)	(38,524)

Cash flows from financing activities:
Proceeds from related party loans	38,991	––	38,991
Proceeds from notes payable	––	250,000	250,000
Net cash provided by financing activities	38,991	250,000	288,991

Net cash provided by continuing operations	24,467	226,000	250,467

Cash flows from discontinued operations
Net cash used in operating activities	(90,529)	(122,158)	(284,645)
Net cash used in investing activities	(21,837)	(10,460)	(40,113)
Net cash (used in) provided by financing activities	(193,838)	193,838	79,975
Net cash (used in) provided by discontinued operations	(306,204)	61,220	(244,783)

Net increase/decrease in cash	(281,737)	287,220	5,684

Cash–beginning of period	287,421	201	––

Cash–end of period	$5,684	$287,421	$5,684

NON–CASH ACTIVITIES
Recapitalization due to share exchange	$––	$(108,622)	$(108,622)
Preferred stock issued for patent license	$5,265,000	$––	$5,265,000
Distribution of assets upon spin off	$(15,013)	$––	$(15,013)
Distribution of liabilities upon spin off	$608,564	$––	$608,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.

(formerly Eaton Scientific Systems, Inc.)

A DEVELOPMENT STAGE COMPANY

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2014 AND 2013

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

As a result of the Share Exchange and Common Stock Purchase Agreement, (i) there was a change in control of the Company; (ii) ESSL became the Company’s wholly owned subsidiary; and (iii) the ESSL operations continued as its primary business.  In addition, on November 27, 2012, the Company changed its name to Eaton Scientific Systems, Inc.

In October, 2013, the Company’s Management was introduced to Domenic Marciano (“Marciano”).  Marciano represented that he intended to acquire an exclusive license to a unique automotive product, the EcoFlora Spark Plug, with a proprietary technology, and that EcoFlora has the potential to be uniquely positioned in the automotive parts business in the United States and International automotive parts marketplace.

The Majority Shareholders acknowledge that the Company has not been able to attract investment capital sufficient to execute its business plan because of its Share price.  Further, Management believes that the potential success of the EcoFlora technology could potentially provide value to the Company and its shareholders. As a result, on November 26, 2013, the Company and its Majority Shareholders (the “Majority Stockholders”) entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Marciano whereby Marciano acquired 227,370,000 shares of the Company’s common stock from the Majority Stockholders at par value $.0001, representing approximately 51.3% of the Company’s total issued and outstanding shares, in exchange for cash in the amount of $22,737 (the “Cash Proceeds”).  The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 26, 2013, and a change in control of the Company took place.

The Majority Shareholders and the Company’s Management also believe it is in the best interest of the Company’s Shareholders to operate Eaton Scientific Systems, Ltd. (“Eaton Sub”) a Nevada corporation and wholly owned subsidiary of the Company, as a privately held Company, until such time where it is sufficiently capitalized to increase the probability for its Clinical Trials of Homatropine (“Tropine 3”) in oral suspension for the treatment of hot flash symptoms in pre-menopausal, menopausal and post menopausal women, to be in a position to yield results that may provide the opportunity for a potential FDA approval for marketing to consumers in the US.

In connection with the terms and conditions of the Stock Purchase Agreement and sale of 227,370,000 shares held by the Majority Stockholders:

1.

Marciano appointed two new directors to the Company’s board of directors; and

2.

The “Lock-Up-Leak-Out” Agreements executed in October 2012 were cancelled by mutual agreement between the Board and the Company’s Shareholders who were party to the Agreements.

3.

The Majority Shareholders of the Company have voted to “Spin-out” to its Shareholders, one hundred percent (100%) of the issued and outstanding shares of Eaton Scientific Systems Ltd., its operating subsidiary, as of the record date of November 25, 2013, on a one-for-one basis within sixty-days (60) of the Change of Control of the Company, or by January 25, 2014.

On January 9, 2014, the Spin-out was complete, and Eaton Scientific Systems, Ltd. was no longer a subsidiary of the Company.

On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (OTCQB.ESSI).

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "ESSI" shall mean Eco Science Solutions, Inc. (formerly Eaton Scientific Systems, Inc.), unless otherwise indicated.

Headquartered in Miami, Florida, Eco Science Solutions, Inc., a Nevada corporation, is charged with the origination, development and commercialization of innovative aftermarket automotive parts.

On December 4, 2013, the Company (the “Company”) executed an Agreement of the License of Intellectual Property (the “License Agreement”) dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation (“ESS International”), for the exclusive license to a revolutionary Spark Plug technology, the EcoFlora Spark Plug, that has filed for Patent protection in Canada and the United States based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology. In connection with the License Agreement, the Company issued ESS International 2,500,000 shares of the Company’s Series “A” Convertible Preferred Stock (“Preferred Stock”), in exchange for the exclusive license of the Patent Applications, in perpetuity.  The Preferred Stock is convertible into common stock at a conversion rate of 10 common shares for each preferred share.

On February 14, 2014, the Company effected a 1000-to-1 reverse stock split.  As a result, the total shares of common stock issued and outstanding was adjusted to 443,001  shares with a par value of $0.10.

On April 4, 2014, the Company received notice from Eco Science Solutions International, Inc. to convert 100% of the Series “A” preferred shares into restricted common shares on a 10 for 1 basis.  As a result, on April 9, 2014, 25,000,000 shares of the Company’s restricted common stock was issued, of which 19,886,668 shares were issued to the Company’s chairman, Domenic Marciano, and 5,133,332 shares were issued to non-related parties.  Subsequent to the conversion, Eco Science Solutions International, Inc. no longer holds any shares of the Company’s capital stock, and Mr. Marciano holds 20,094,038 shares of the Company’s common stock, which represents 62.13% of the total issued and outstanding shares of the Company’s common stock on a fully diluted basis.

The Company is currently in the testing and development stages, and intends to validate its technology and then and manufacture and sell the technology.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2014, the Company had a working capital deficit from continuing operations of $90,422, and an accumulated deficit of $7,892,541. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of January 31, 2014 and 2013, the Company had no cash equivalents.

Intangible Assets

Intangible assets consist of licensing and other direct costs incurred in connection with the license rights of pending patents, and are capitalized and amortized over the shorter of the economic or legal life of the patent.  During the years ended January 31, 2014 and 2013, respectively, $5,265,000 and $0 were capitalized to patent development costs.

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

Due to the Company’s recurring losses, the costs related to its patents were evaluated for impairment and it was determined that there were no sufficient estimated future cash flows for the recoverability of the asset.  As a result, an impairment loss of $5,265,000 has been recorded for the year ended January 31, 2014.

Fair Value Measurements

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

•	Level 1	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
•	Level 2

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

•	Level 3	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of January 31, 2014, no revenue has been recognized, as the Company has not commenced operations.

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

Discontinued Operations

In accordance with ASC 205-20 and ASU 2014-08, Presentation of Financial Statements - Discontinued Operations, the Company reported the results of its former subsidiary, Eaton Scientific Solutions, Ltd. (“Eaton Sub”), as a discontinued operation. The application of ASC 205-20 and the adoption of ASU 2014-08 are discussed in Note 3 below.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company is evaluating the effect, if any, the adoption of ASU No. 2013-07 may have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Top 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard.

Not Yet Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 may have on its consolidated financial statements.

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

NOTE 3: DISCONTINUED OPERATIONS

Pristine Solutions, Inc.

On August 23, 2012, the Company and its controlling stockholders entered into a Share Exchange Agreement with Eaton Scientific Systems, Ltd. (the “Eaton Sub”), a Nevada corporation, whereby the Eaton Sub acquired control of the Company.  As a result of the Share Exchange, among other things, the operations of the Company’s subsidiary, Pristine Solutions, Ltd., a Jamaican corporation (the “Pristine Sub”), involving tankless water heaters were discontinued.

As a result of the Share Exchange, the net assets of the Pristine Sub were written off during the year ended January 31, 2013.  In addition, the Company has classified the assets and liabilities of the Pristine Sub as components of discontinued operations at January 31, 2013, segregated its operating results, and presented them separately as discontinued operations for all periods presented.  The results of operations for the year ended January 31, 2013 only reflect activity of the Pristine Sub up until the finalization of the discontinued operations on August 23, 2012 [1].

A summary of the results of the discontinued operations of the Pristine Sub is as follows:

		December 8, 2009
	For the year ended	(inception) to
	January 31, 2013 [1]	August 23, 2012 [1]
Revenue	$––	$4,243
Cost of revenues	––	(1,428)
Gross profit	––	2,815
General and administrative expenses	4,250	84,241
Net operating loss	(4,250)	(81,426)
Gain on foreign currency exchange	––	1,716
Depreciation and amortization	––	(2,117)
Net loss from discontinued operations	$(4,250)	$(81,827)

A summary of the assets and liabilities of the discontinued operations of the Pristine Sub is as follows:

August 23, 2012
Inventory	$6,480
Property and equipment, net	5,699
Total assets of discontinued operations	$12,179

Accounts payable and accrued expenses	$7,465
Related party payable	2,316
Notes payable	29,475
Total liabilities of discontinued operations	39,256
Net assets of discontinued operations	$(27,077)

Eaton Scientific Systems, Ltd.

On January 9, 2014, the Company completed the spin-off of its subsidiary, Eaton Scientific Systems, Ltd (the “Eaton Sub”).

As consideration for the sale of the Eaton Sub, the Company’s shareholders of record on November 25, 2013, will receive shares in the Eaton Sub on a one-for-one basis in the Eaton Sub at the completion of the spin off.

As a result of the spin off, the net assets of the Eaton Sub were written off during the year ended January 31, 2014.  In addition, the Company has classified the assets and liabilities of the Eaton Sub as components of discontinued operations at January 31, 2013, segregated its operating results and presented them separately as discontinued operations for all periods presented.  The results of operations for the year ended January 31, 2014, only reflect activity of the Eaton Sub up until the finalization of the spin-off on January 9, 2014 [2].

A summary of the results of the discontinued operations of the Eaton Sub is as follows:

			December 8, 2009
	For the year ended		(inception) to
	January 31, 2014 [2]	January 31, 2013	January 9, 2014 [2]
Revenue	$––	$––	$––
Cost of revenues	––	––	––
Gross profit	––	––	––
General and administrative expenses	321,998	296,939	618,937
Net operating loss	(321,998)	(296,939)	(618,937)

Interest expense	(22,959)	(14,415)	(37,374)
Impairment loss	(34,433)	––	(34,433)
Depreciation and amortization	(5,115)	(2,525)	(7,640)
Net loss from discontinued operations	$(384,505)	$(313,879)	$(698,384)

A summary of the assets and liabilities of the discontinued operations of the Eaton Sub is as follows:

	January 9, 2014	January 31, 2013
Cash	$––	$287,421
Prepaid expenses	––	5,000
Property and equipment, net	10,782	1,668
Intangible assets, net	4,231	31,057
Total assets of discontinued operations	$15,013	$325,146

Cash deficit	$1,393	$––
Accounts payable and accrued expenses	97,877	85,113
Short term debt	194,491	––
Related party payable	(467)	37
Notes payable	273,000	––
Notes payable-convertible	42,270	––
Related party loans	––	273,000
Related party loans-convertible	––	194,824
Total liabilities of discontinued operations	608,564	552,974
Net assets of discontinued operations	$(593,551)	$(227,828)

NOTE 4: NOTES AND LOANS PAYABLE-CONVERTIBLE

On January 7, 2013, the Company issued a Convertible Promissory Note in the amount of $250,000 to a non-related party (the “Convertible Note”).  The Convertible Note and accrued interest was subsequently purchased and assigned to another non-related party as part of a Convertible Note Assignment and Purchase Agreement (the “Assignment”) dated August 18, 2013.  The Convertible Note is payable within two years, or by January 31, 2015, accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock at a rate of $0.003 per share. Interest in the amount of $15,986 and $986 has been accrued as of January 31, 2014 and 2013, respectively, and is included as an accrued expense on the accompanying balance sheets.

As of January 31, 2014 and 2013, respectively, the Company has accrued $15,986 and $986 in interest on notes and loans payable.

NOTE 5: RELATED PARTY TRANSACTIONS

As of January 31, 2014, related parties are due a total of $97,241, which is comprised of $38,991 in cash loans to the Company, and $58,250 in accrued compensation.

Related party transactions consist of the following:

	January 31, 2014	January 31, 2013
Related party payable-compensation	$58,250	$6,000

Notes payable for loans to the Company	22,000	––
Convertible notes payable for loans to the Company	16,991	––
Total related party loans	38,991	––
Total related party transactions	$97,241	$6,000

On September 1, 2012, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “2012 Employment Agreement”) to serve as the Company’s President, CEO, and Director. The Employment Agreement was for a term of three (3) years, and included compensation in the amount of $72,000 per year, bonus compensation in the amount of $100,000 contingent upon the Company meeting certain goals, 5,000,000 stock options, and certain other benefits in the event they are offered by the Company in the future. As a result of the change in control of the Company in November 2013, the 5,000,000 stock options granted under the 2012 Employment Agreement became fully vested (see Note 9). As of January 31, 2014 and 2013, respectively, $59,000 and $6,000 has been recorded as a related party payable for unpaid compensation.

On November 15, 2013, the Company entered into a new employment agreement with Mr. Michael J. Borkowski (the “2013 Employment Agreement”) to serve under new management as the Company’s President, CEO, and Director. The Employment Agreement, which replaces the 2012 Employment Agreement, is for a term of one (1) year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 400,000 shares of the Company’s common stock at par, which vest periodically beginning February 15, 2014, at 100,000 shares per vesting period through November 15, 2014. As of January 31, 2014, $750 has been recorded as prepaid related party compensation.

On November 4, 2013, the Company issued a Promissory Note (the “Note”) in the amount of $22,000 to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, for cash loans made to the Company.  The Note bears interest at a rate of 5% per annum and is due within ninety (90) days of written demand. As of January 31, 2014, the Note remains unpaid, and no demand has been made.  Interest in the amount of $265 has been accrued as of January 31, 2014, and is included as an accrued expense on the accompanying balance sheets.

On January 31, 2014, the Company issued a Convertible Promissory Note (the “Convertible Note”) in the amount of $16,991 to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, for cash loans made to the Company.  The Note bears interest at a rate of 5% per annum, is due within two (2) years, or January 31, 2016, and is convertible into the Company’s common stock at a rate equal to the fair market value on the date of conversion. As of January 31, 2014, the Note remains unpaid, and no demand has been made.  No interest has been accrued as of January 31, 2014.

As of January 31, 2014 and 2013, respectively, the Company has accrued $265 and $0 in interest on related party loans.

NOTE 6: COMMITMENTS AND CONTINGENCIES

On December 4, 2013, the Company (the “Company,” the “Licensee”) executed an Agreement of the License of Intellectual Property (“License Agreement”) dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation (“Licensor”), for the license of certain US and Canadian Patent Pending Applications in perpetuity.  In connection with the terms and conditions of the License Agreement, the Company will pay Licensor a royalty equal to three percent (3%) of Gross Revenues (the “Gross Revenues”) earned in connection with the Patent License, payable on a quarterly basis.  As of January 31, 2014, no Gross Revenues have been earned.

NOTE 7: PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 50,000,000 shares with a par value of $0.001.

On December 4, 2013, in connection with the Agreement of the License of Intellectual Property dated November, 4, 3013, the Company issued 2,500,000 shares of Series “A” Convertible Preferred Stock to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, valued at $5,265,000. As a result, $5,262,500 was recorded as additional paid in capital.  The Preferred Stock is convertible into the Company’s common stock at a rate of 10 shares of common stock for each share of Preferred Stock.

On January 31, 2014, 2,500,000 shares of the Company’s preferred stock were issued and outstanding.

NOTE 8: COMMON STOCK

The following reflects the common stock transactions as adjusted for the change in par value, and the effects of the 1000-to-1 reverse stock-split that occurred on February 14, 2014 (see Note 11).

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.10.

As of January 31, 2014 and 2013, 443,001 shares of the Company’s common stock were issued and outstanding.

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

On September 1, 2012, the Company, under its 2012 Plan, granted qualified stock options to purchase 6,500,000 shares of its common stock.  Of the total options granted, 5,000,000 were granted to the President of the Company (the “Executive Options”) at $0.10 per share, and 1,500,000 were granted to a consultant at $0.25 per share (collectively, the “Options”).  The Options are exercisable for a period of five years, vest quarterly over a period of three years, and were valued using the Black-Scholes valuation method at $0.41 per share, or $2,665,000, which is being amortized over a 36-month period.

The change in control of the Company that took place on November 26, 2013, triggered the accelerated vesting of the 5,000,000 Executive options, which became fully exercisable.  As a result, 100% of the deferred compensation related to the Executive Options in the amount of $1,879,167 has been expensed in the current year.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.10	5,000,000	3.75	$500,000	$0.10
$0.25	1,500,000	3.75	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 31, 2013	6,500,000	$0.20
Issued	–	–
Exercised	–	–
Expired / Cancelled		$0.20
Outstanding at January 31, 2014	6,500,000	$0.20

As of January 31, 2014 and 2013, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $2,084,167 and $222,083 has been expensed as of January 31, 2014 and 2013, respectively. There remains $358,750 and $2,442,917 of deferred compensation as of January 31, 2014 and 2013, respectively.

NOTE 10: INCOME TAXES

The components of the net change in deferred tax asset at January 31, 2014 and 2013, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	January 31, 2014	January 31, 2013

Income (loss) before taxes:
Continuing operations	$(7,452,402)	$(253.479)
Discontinued operations	(384,505)	(318,129)
Total income (loss) before taxes	(7,836,907)	(571,608)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(2,664,400)	$(194,300)
Non-deductible expenses	1,000	400
Change in valuation allowance	2,663,400	193,900
Reported income taxes	$––	$––

The significant components of the cumulative deferred income tax assets and liabilities at January 31, 2014 and 2013, are as follows:

	January 31, 2014	January 31, 2013
Deferred tax assets:
Continuing operations:
Net operating loss carry forward	$2,620,000	$86,200
Less valuation allowance	(2,620,000)	(86,200)
Net deferred tax asset - continuing operations	$––	$––

Discontinued operations:
Net operating loss carry forward	$263,700	$134,100
Less valuation allowance	(263,700)	(134,100)
Net deferred tax asset - discontinued operations	$––	$––

NOTE 11: SUBSEQUENT EVENTS

On February 14, 2014, the Company effected a 1000-to-1 reverse stock split.  As a result, the total shares of common stock issued and outstanding was reduced to 443,001 common shares with a par value of $0.10.

On February 15, 2014, in accordance with his Employment Agreement, the Company issued 100,000 shares of restricted common stock to its President for cash in the amount of $100. As a result, additional paid in capital was reduced by $9,900, and $160,000 was recorded as compensation expense.

On March 15, 2014, in accordance with his Employment Agreement, the Company issued 100,000 shares of restricted common stock to its President for cash in the amount of $100. As a result, additional paid in capital was reduced by $9,900, and $160,000 was recorded as compensation expense.

On April 4, 2014, the Company received notice from Eco Science Solutions International, Inc. to convert 100% of the Series “A” preferred shares into restricted common shares on a 10 for 1 basis.  As a result, on April 9, 2014, 25,000,000 shares of the Company’s restricted common stock was issued, of which 19,886,668 shares were issued to the Company’s chairman, Domenic Marciano, and 5,133,332 shares were issued to non-related parties.

On April 29, 2014, the Company received notice from the holder of a Convertible Note Payable to convert principal in the amount of $3,000 into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,000,000 unrestricted shares of the Company’s common stock were issued to the non-related party.

As of May 7, 2014, 26,643,001 shares of the Company’s common stock were issued and outstanding.

*    *    *    *    *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As of January 31, 2014, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of January 31, 2014, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended January 31, 2014, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of January 31, 2014:

Name	Position(s) Held	Age	Date first Elected or Appointed
Michael J. Borkowski	President, Chief Executive Officer, Chief Financial Officer, Director	39	August 22, 2012
Domenic Marciano	Chairman Secretary, Treasurer	49	November 21, 2013 December 6, 2013
Mark Dilley	Director	44	November 21, 2013

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

On November 21, 2014, Mr. Michael Borkowski resigned as the Company’s Chairman of the Board. The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  Mr. Domenic Marciano was appointed his successor as Chairman of the Board.

On November 21, 2014, Mr. Mark Dilley was appointed as a member of the board of directors.

On December 6, 2014, Mr. Michael Borkowski resigned as the Company’s Secretary and Treasurer. The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  Mr. Domenic Marciano was appointed his successor as Secretary and Treasurer.

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

Dominic Marciano

Mr. Dominic Marciano, age 49, he has been a prominent and successful business man in the Toronto, Ontario, Canada, area for over 30 years. Some of his trades have included hospitality, real estate development, and entertainment. He also has a vested interest in the Sunset Speedway in Innesfil, Ontario.

Mr. Marciano was born in Italy and came to Ontario, Canada, in 1966. He currently resides in Woodbridge, Ontario, with his wife of 25 years, and two children, and supports many local charities.

Mark Dilley

Mr. Mark Dilley, age 44, manager and instructor at Sunset Speedways in Ontario, Canada, began his career in racing at the age of 7.  With a career spanning over 30 years as a professional race car driver, he also is involved in many charity and corporate events.  Honored as “Champion of Champions” for his volunteer efforts with the Canadian Diabetes Dinner of Champions, Mr. Dilley is also on the committee and speaker for the “Race Against Drugs” program.

As management at Sunset Speedway, and instructor of the “Mark Dilley Driving Experience, Mr. Dilley is able to enjoy all sides of the racing world.  He has instructed over 5,000 people in his career, including corporate group schools.

Identification of Significant Employees

The Company does not expect any individuals to make a significant contribution to the Company’s business.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended January 31, 2014, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended January 31, 2014, and the representations made by the reporting persons to the Company, the Company believes that during the year ended January 31, 2014, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)

its principal executive officer;

(b)

each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2014 and 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended January 31, 2014 and 2013.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
	FYE	Salary	Bonus	Stock Award	Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Jan 31	($)	($)	($)	($)		($)	($)	($)		($)
Michael J. Borkowski President, CEO, CFO, Director	2014	3,750	None	None	1,879,167	[3]	None	None	53,000	[1]	1,935,917
	2013	24,000	None	None	170,833	[3]	None	None	6,000	[1]	200,833
Domenic Marciano Secretary, Treasurer, Chairman	2014	None	None	None	None		None	None	None		None
	2013	None	None	None	None		None	None	None		None
David Stark Consultant	2014	None	None	None	205,000	[3]	None	None	8,000		213,000
	2013	None	None	None	51,250	[3]	None	None	20,000		71,250
Edward W. Withrow III Former Chairman	2014	None	None	None	None		None	None	170,250	[2]	170,250
	2013	None	None	None	None		None	None	122,500	[2]	122,500
[1]		Compensation earned, but accrued and deferred by Company.
[2]		Compensation earned, but accrued and deferred by former subsidiary, Eaton Scientific Systems, Ltd.
[3]		Represents vested options only.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On September 1, 2012, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “2012 Employment Agreement”) to serve as the Company’s President, CEO, and Director. The Employment Agreement was for a term of three years, and included compensation in the amount of $72,000 per year, bonus compensation in the amount of $100,000 contingent upon the Company meeting certain goals, 5,000,000 stock options, and certain other benefits in the event they are offered by the Company in the future. As a result of the change in control of the Company in November 2013, the 5,000,000 stock options granted under the 2012 Employment Agreement became fully vested. As of January 31, 2014 and 2013, respectively, $59,000 and $6,000 has been recorded as a related party payable for unpaid compensation under the 2012 Employment Agreement.

On November 15, 2013, the Company entered into a new employment agreement with Mr. Michael J. Borkowski (the “2013 Employment Agreement”) to serve under the Company’s new management as President, CEO, and Director. The Employment Agreement, which replaces the 2012 Employment Agreement, is for a term of one year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 400,000 shares of the Company’s common stock at par, which vest periodically beginning February 15, 2014, at 100,000 shares per vesting period through November 15, 2014. As of January 31, 2014, $750 has been recorded as prepaid related party compensation.

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

Stock Options/SAR Grants

The Company granted the following stock options to directors and officers through the 2012 Plan during the years ended January 31, 2014 and 2013:

On September 1, 2012, Michael Borkowski was granted options under the 2012 Plan to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. Due to the change in control of the Company that took place on November 26, 2013, the 5,000,000 Executive options became fully exercisable, in accordance with the accelerated vesting clause contained within the Executive’s Employment Agreement.

On September 12, 2012, David Stark was granted options under the 2012 Plan to purchase 1,500,000 shares of the Company’s common stock at a price of $0.25 per share. As of January 31, 2014, options to purchase 625,000 shares are exercisable.

No other options have been granted under the 2012 Plan during the years ended January 31, 2014 and 2013.

Restricted Stock Awards

On November 15, 2013, Michael Borkowski was granted the right to purchase 400,000 shares of the Company’s common stock at par.  The restricted stock award vests periodically beginning February 15, 2014, at 100,000 shares per vesting period, through November 15, 2014. As of January 31, 2014, no portion of the stock award has vested.

No other restricted stock awards have been granted during the years ended January 31, 2014 and 2013.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the year ended January 31, 2014 and 2013, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

	Number of	Number of
	Options/Awards	Options/Awards	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Stock Options
Michael J. Borkowski	5,000,000	––	$0.10	09/01/2017
David Stark	625,000	875,000	$0.25	09/01/2017
	5,625,000	875,000
Restricted Stock Award
Michael J. Borkowski	––	400,000	$0.001	N/A

Total Outstanding Equity Awards	5,625,000	1,275,000

On September 1, 2012, the Company, under its 2012 Plan, granted qualified stock options to purchase 6,500,000 shares of its common stock.  Of the total options granted, 5,000,000 were granted to the President of the Company (the “Executive Options”) at $0.10 per share, and 1,500,000 were granted to a consultant at $0.25 per share (collectively, the “Options”).  The Options are exercisable for a period of five years, vest quarterly over a period of two years, and were valued using the Black-Scholes valuation method at $0.41 per share, or $2,665,000, which is being amortized over a 36-month period. Due to the change in control of the Company that took place on November 26, 2013, the 5,000,000 Executive Options became fully exercisable, in accordance with the accelerated vesting clause contained within the Executive’s Employment Agreement.

On November 15, 2013, Michael Borkowski was granted the right to purchase 400,000 shares of the Company’s common stock at par.  The restricted stock award vests periodically beginning February 15, 2014, at 100,000 shares per vesting period, through November 15, 2014.

As of January 31, 2014 and 2013, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $2,084,167 and $222,083 has been expensed as of January 31, 2014 and 2013, respectively. There remains $358,750 and $2,442,917 of deferred compensation as of January 31, 2014 and 2013, respectively.

As of January 31, 2014, no portion of the restricted stock award has vested.

There were no other outstanding equity awards as of the years ended January 31, 2014 and 2013, by any officer or director of the Company.

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

Pension, Retirement or Similar Benefit Plans

As of January 31, 2014, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 7, 2014, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock [2]
Domenic Marciano 71 Gregory Scott Court Woodbridge, ON Canada L4H1K7	20,094,038		75.42%
Grigorio Broudno 25 Melody Road North York, ON Canada M9M 1C9	4,996,667		18.75%
Michael J. Borkowski 3250 NE 1st Avenue, Suite 305 Miami, FL 33137	200,000 5,000,000 400,000	[3] [4]	0.75% [3] [4]
Total	25,290,705 5,000,000 400,000	ESOP RSA	94.92% [3] [4]
[1]	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.
[2]	Based upon 26,643,001 shares issued and outstanding as of May 7, 2014.
[3]	Stock options granted under the 2012 Plan, fully vested and exercisable.
[4]

Restricted Stock Awards granted in accordance with the Employment Agreement dated November 15, 2013.  Vesting commences February 15, 2014. As of April 21, 2014, 200,000 restricted shares have been purchased and issued.

Directors and Officers as a Group (2 shareholders)	20,294,038		76.17%
More than 5% ownership (1 shareholder)	4,996,667		18.75%
Total	25,290,705		94.92%

Changes in Control

In October, 2013, the Company’s Management was introduced to Domenic Marciano (“Marciano”).  Marciano represented that he intended to acquire an exclusive license to a unique automotive product, the EcoFlora Spark Plug, with a proprietary technology, and that EcoFlora has the potential to be uniquely positioned in the automotive parts business in the United States and International automotive parts marketplace.

The Majority Shareholders acknowledge that the Company has not been able to attract investment capital sufficient to execute its business plan because of its Share price.  Further, Management believes that the potential success of the EcoFlora technology could potentially provide value to the Company and its shareholders. As a result, on November 26, 2013, the Company and its Majority Shareholders (the “Majority Stockholders”) entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Marciano whereby Marciano acquired 227,370,000 shares of the Company’s common stock from the Majority Stockholders at par value $.0001, representing approximately 51.3% of the Company’s total issued and outstanding shares, in exchange for cash in the amount of $22,737 (the “Cash Proceeds”).  The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 26, 2013, and a change in control of the Company took place.

On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (OTCQB.ESSI).

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended January 31, 2014, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

As of January 31, 2014, related parties are due a total of $97,241, which is comprised of $38,991 in cash loans to the Company, and $58,250 in accrued compensation.

On September 1, 2012, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “2012 Employment Agreement”) to serve as the Company’s President, CEO, and Director. The Employment Agreement was for a term of three years, and included compensation in the amount of $72,000 per year, bonus compensation in the amount of $100,000 contingent upon the Company meeting certain goals, 5,000,000 stock options, and certain other benefits in the event they are offered by the Company in the future. As a result of the change in control of the Company in November 2013, the 5,000,000 stock options granted under the 2012 Employment Agreement became fully vested. As of January 31, 2014 and 2013, respectively, $59,000 and $6,000 has been recorded as a related party payable for unpaid compensation.

On November 15, 2013, the Company entered into a new employment agreement with Mr. Michael J. Borkowski (the “2013 Employment Agreement”) to serve under new management as the Company’s President, CEO, and Director. The Employment Agreement, which replaces the 2012 Employment Agreement, is for a term of one year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 400,000 shares of the Company’s common stock at par, which vest periodically beginning February 15, 2014, at 100,000 shares per vesting period through November 15, 2014. As of January 31, 2014, $750 has been recorded as prepaid related party compensation.

On November 4, 2013, the Company issued a Promissory Note (the “Note”) in the amount of $22,000 to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, for cash loans made to the Company.  The Note bears interest at a rate of 5% per annum and is due within ninety (90) days of written demand. As of January 31, 2014, the Note remains unpaid, and no demand has been made.  Interest in the amount of $265 has been accrued as of January 31, 2014, and is included as an accrued expense on the accompanying balance sheets.

On January 31, 2014, the Company issued a Convertible Promissory Note (the “Convertible Note”) in the amount of $16,991 to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, for cash loans made to the Company.  The Note bears interest at a rate of 5% per annum, is due within twenty-four (24) months, or January 31, 2016, and is convertible into the Company’s common stock at a rate equal to the fair market value on the date of conversion. As of January 31, 2014, the Note remains unpaid, and no demand has been made.  No interest has been accrued as of January 31, 2014.

As of January 31, 2014 and 2013, respectively, the Company has accrued $265 and $0 in interest on related party loans.

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

The aggregate fees billed or to be billed for the most recently completed fiscal years ended January 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2014	January 31, 2013
Audit Fees	$11,500	$7,000
Audit Related Fees	23	0
Tax Fees	300	500
All Other Fees	0	0
Total	$11,823	$7,500

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

10.15*	Employment Agreement between Eaton Scientific Systems, Inc. and Michael Borkowksi dated November 15, 2013
(16)	Letters on Change in Certifying Auditor
16.1	Letter from GBH CPA’s, PC dated November 2, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed December 12, 2013)
16.2	Letter from Stan JH Lee, CPA dated December 5, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed December 12, 2013)
(23)	Consents of Experts and Counsel
23.1	Letter from GBH CPA’s, PC dated July 21, 2010 (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
23.2	Deleted and replaced by Exhibit 23.4
23.3	Letter from Seale and Beers, CPAs dated May 15, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 16, 2013)
23.4	Letter from Seale and Beers, CPAs dated December 11, 2013
23.5*	Letter from Seale and Beers, CPAs dated May 13, 2014
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(99)	Other Documents
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

ECO SCIENCE SOLUTIONS, INC.

Dated: May 14, 2014	/s/ Michael J. Borkowski
Michael J. Borkowski
President, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 14, 2014	/s/ Michael J. Borkowski
Michael J. Borkowski
President Chief Executive Officer, Chief Financial Officer, and Director

Dated: May 14, 2014	/s/ Domenic Marciano
Domenic Marciano
Chairman

Dated: May 14, 2014	/s/ Mark Dilley
Mark Dilley
Director