Form 10-Q
period 2014-04-30
ECO SCIENCE SOLUTIONS, INC.
filed 2014-06-17
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

26,643,001 Common Shares issued and outstanding as of June 16, 2014

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I-FINANCIAL INORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the three month period ended April 30, 2014 form a part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended January 31, 2014 on Form 10-K, as filed with the Securities and Exchange Commission on May 14, 2014.

ECO SCIENCE SOLUTIONS, INC.
(formerly Eaton Scientific Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30, 2014	January 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$4,558	$5,684
Total current assets	4,558	5,684

TOTAL ASSETS	$4,558	$5,684

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$29,579	$37,856
Related party payable	58,250	58,250
Related party loans	22,000	––
Notes payable-convertible	247,000	––
Total current liabilities	356,829	96,106

Long term liabilities
Related party loans	––	22,000
Notes payable-convertible	––	250,000
Related party loans-convertible	52,491	16,991
Total long term liabilities	52,491	288,991
Total liabilities	409,320	385,097

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none and 2,500,000 issued and outstanding at April 30, 2014 and January 31, 2014, respectively	––	2,500
Common stock, $0.10 par, 650,000,000 shares authorized, 26,643,001 and 443,001 issued and outstanding at April 30, 2014 and January 31, 2014, respectively	2,664,300	44,300
Additional paid in capital-preferred	––	5,262,500
Additional paid in capital-common	5,223,278	2,203,828
Subscriptions receivable	(200)	––
Accumulated deficit	(8,292,140)	(7,892,541)
Total stockholders' deficit	(404,762)	(379,413)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,558	$5,684

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.
(formerly Eaton Scientific Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
			Cumulative from
			December 8, 2009
	For the three months ended		(Inception) to
	April 30, 2014	April 30, 2013	April 30, 2014
Revenue	$––	$––	$––
Cost of revenues	––	––	––
Gross profit	––	––	––

General and administrative expenses	24,217	18,000	143,380

Net operating loss	(24,217)	(18,000)	(143,380)

Other income (expenses)
Interest expense	(4,132)	(3,658)	(20,383)
Amortization of stock options/compensation	(371,250)	(222,083)	(2,677,500)
Gain on foreign currency exchange	––		783
Impairment loss	––		(5,265,000)
Total other income (expenses)	(375,382)	(225,741)	(7,962,100)

Net loss - continuing operations	(399,599)	(243,741)	(8,105,480)

Net loss - discontinued operations	––	(116,125)	(780,211)

Net loss	$(399,599)	$(359,866)	$(8,885,691)

Net loss per common share - basic and diluted
Continuing operations	$(0.05)	$(0.55)
Discontinued operations	$––	$(0.26)

Weighted average common shares outstanding - basic and diluted	8,186,821	443,001

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.
(formerly Eaton Scientific Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative from
			December 8, 2009
	For the three months ended		(inception) to
	April 30, 2014	April 30, 2013	April 30, 2014
Cash flows from operating activities:
Net loss	$(399,599)	$(359,866)	$(8,885,691)
Net loss - discontinued operations	––	(116,125)	(780,211)
Net loss - continuing operations	(399,599)	(243,741)	(8,105,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock options/stock compensation	371,250	222,083	2,677,500
Impairment loss	––	––	5,265,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(8,752)	3,658	29,105
Increase in related party payables	475	14,000	58,725
Net cash used in operating activities	(36,626)	(4,000	(75,150)

Cash flows from financing activities:
Proceeds from related party loans	35,500	––	74,491
Proceeds from notes payable	––	––	250,000
Net cash provided by financing activities	35,500	––	324,491

Net cash provided by continuing operations	(1,126)	(4,000)	249,341

Cash flows from discontinued operations
Net cash used in operating activities	––	(32,954)	(284,645)
Net cash used in investing activities	––	(10,507)	(40,113)
Net cash (used in) provided by financing activities	––	(59,900)	79,975

Net cash used in discontinued operations	––	(103,361)	(244,783)

Net increase (decrease) in cash	(1,126)	(107,361)	4,558

Cash-beginning of period	5,684	287,421	––

Cash-end of period	$4,558	$180,060	$4,558

NON-CASH ACTIVITIES
Recapitalization due to share exchange	$––	$––	$(108,622)
Preferred stock issued for patent license	$––	$––	$5,265,000
Conversion of preferred stock to common stock	$5,265,000	$––	$5,265,000
Conversion of debt to common stock	$3,000	$––	$3,000
Distribution of assets upon spin off	$––	$––	$(15,013)
Distribution of liabilities upon spin off	$––	$––	$608,564

SUPPLEMENTAL DISCLOSURES
Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.

(formerly Eaton Scientific Systems, Inc.)

A DEVELOPMENT STAGE COMPANY

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

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

Return to Top

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

On April 4, 2014, the Company received notice from Eco Science Solutions International, Inc. to convert 100% of the Series “A” preferred shares into restricted common shares on a 10 for 1 basis.  As a result, on April 9, 2014, 25,000,000 shares of the Company’s restricted common stock was issued, of which 19,866,668 shares were issued to the Company’s chairman, Domenic Marciano, and 5,133,332 shares were issued to non-related parties.  Subsequent to the conversion, Eco Science Solutions International, Inc. no longer holds any shares of the Company’s capital stock, and Mr. Marciano holds 20,094,038 shares of the Company’s common stock, which represents 62.13% of the total issued and outstanding shares of the Company’s common stock on a fully diluted basis.

The Company is currently in the testing and development stages, and intends to validate its technology and then and manufacture and sell the technology.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2014, the Company had a working capital deficit from continuing operations of $352,271, and an accumulated deficit of $8,292,140. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of April 30, 2014 and January 31, 2014, the Company had no cash equivalents.

Intangible Assets

Intangible assets consist of licensing and other direct costs incurred in connection with the license rights of pending patents, and are capitalized and amortized over the shorter of the economic or legal life of the patent.  During the years ended April 30, 2014 and January 31, 2014, respectively, $0 and $5,265,000 were capitalized to patent development costs.

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

Due to the Company’s recurring losses, the costs related to its patents were evaluated for impairment and it was determined that there were no sufficient estimated future cash flows for the recoverability of the asset.  As a result, an impairment loss of $5,265,000 was recorded for the year ended January 31, 2014.

Return to Top

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of April 30, 2014, no revenue has been recognized, as the Company has not commenced operations.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Return to Top

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

As a result of the spin off, the net assets of the Eaton Sub were written off during the year ended January 31, 2014.  The results of operations for the year ended January 31, 2014, reflect activity of the Eaton Sub up until the finalization of the spin-off on January 9, 2014 [1].

A summary of the results of the discontinued operations of the Eaton Sub is as follows:

		December 8, 2009
	For the year ended	(inception) to
	January 31, 2014 [1]	January 9, 2014 [1]
Revenue	$––	$––
Cost of revenues	––	––
Gross profit	––	––
General and administrative expenses	321,998	618,937
Net operating loss	(321,998)	(618,937)

Interest expense	(22,959)	(37,374)
Impairment loss	(34,433)	(34,433)
Depreciation and amortization	(5,115)	(7,640)
Net loss from discontinued operations	$(384,505)	$(698,384)

Return to Top

A summary of the assets and liabilities of the discontinued operations of the Eaton Sub is as follows:

January 9, 2014
Property and equipment, net	$10,782
Intangible assets, net	4,231
Total assets of discontinued operations	$15,013

Cash deficit	$1,393
Accounts payable and accrued expenses	97,877
Short term debt	194,491
Related party payable	(467)
Notes payable	273,000
Notes payable-convertible	42,270
Total liabilities of discontinued operations	608,564
Net assets of discontinued operations	$(593,551)

NOTE 4: NOTES AND LOANS PAYABLE-CONVERTIBLE

On January 7, 2013, the Company issued a Convertible Promissory Note in the amount of $250,000 to a non-related party (the “Convertible Note”).  The Convertible Note and accrued interest was subsequently purchased and assigned to another non-related party as part of a Convertible Note Assignment and Purchase Agreement (the “Assignment”) dated August 18, 2013.  The Convertible Note is payable within two years, or by January 31, 2015, accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock at a rate of $0.003 per share. In accordance with an Assignment of Debt dated April 16, 2014, principal in the amount of $3,000 was assigned to a non-related party (the “Assignee”), transferring all the rights of the original Convertible Note. Interest in the amount of $19,643 and $15,986 has been accrued as of April 30, 2014 and January 31, 2014, respectively, and is included as an accrued expense on the accompanying balance sheets.

On April 29, 2014, the Company received notice from the Assignee to convert 100% of the $3,000 note into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,000,000 unrestricted shares of the Company’s common stock were issued to the Assignee.

In connection with the Assignment of Debt and subsequent conversion of debt, the principal balance of the Convertible Note was reduced to $247,000.

As of April 30, 2014 and January 31, 2014, respectively, the Company has accrued $19,643 and $15,986 in interest on notes and loans payable.

NOTE 5: RELATED PARTY TRANSACTIONS

As of April 30, 2014, related parties are due a total of $132,741, which is comprised of $74,491 in cash loans to the Company, and $58,250 in accrued compensation.

Related party transactions consist of the following:

	April 30, 2014	January 31, 2014
Related party payable-compensation	$58,250	$58,250

Notes payable for loans to the Company	22,000	22,000
Convertible notes payable for loans to the Company	52,491	16,991
Total related party loans	74,491	38,991
Total related party transactions	$132,741	$97,241

On September 1, 2012, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “2012 Employment Agreement”) to serve as the Company’s President, CEO, and Director. The Employment Agreement was for a term of three (3) years, and included compensation in the amount of $72,000 per year, bonus compensation in the amount of $100,000 contingent upon the Company meeting certain goals, 5,000,000 stock options, and certain other benefits in the event they are offered by the Company in the future. As a result of the change in control of the Company in November 2013, the 5,000,000 stock options granted under the 2012 Employment Agreement became fully vested (see Note 9). As of April 30, 2014 and January 31, 2014, $59,000 has been recorded as a related party payable for unpaid compensation under the 2012 Employment Agreement.

On November 15, 2013, the Company entered into a new employment agreement with Mr. Michael J. Borkowski (the “2013 Employment Agreement”) to serve under new management as the Company’s President, CEO, and Director. The Employment Agreement, which replaces the 2012 Employment Agreement, is for a term of one (1) year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 400,000 shares of the Company’s common stock at par, which vest periodically beginning February 15, 2014, at 100,000 shares per vesting period through November 15, 2014 (the “Stock Award”). In connection with the Stock Award, $640,000 has been recorded as deferred compensation, of which $320,000 has been expensed in the current period.  There remains $320,000 in deferred compensation to be amortized over the next 7 months. As of April 30, 2014 and January 31, 2014, $750 has been recorded as prepaid related party compensation under the 2013 Employment Agreement.

On November 4, 2013, the Company issued a Promissory Note (the “Note”) in the amount of $22,000 to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, for cash loans made to the Company.  The Note bears interest at a rate of 5% per annum and is due within ninety (90) days of written demand. As of April 30, 2014, the Note remains unpaid, and no demand has been made.  Interest in the amount of $533 and $265 has been accrued as of April 30, 2014 and January 31, 2014, respectively, and is included as an accrued expense on the accompanying balance sheets.

Return to Top

On January 31, 2014, the Company issued a Convertible Promissory Note (the “Convertible Note”) in the amount of $16,991 to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, for cash loans made to the Company.  On April 30, 2014, a modification to the Convertible Note was made to increase the principal by $35,500, representing additional cash loans made to the Company for overhead advances. The Convertible Note bears interest at a rate of 5% per annum, is due within two (2) years, or January 31, 2016, and is convertible into the Company’s common stock at a rate equal to the fair market value on the date of conversion. As of April 30, 2014, the Note remains unpaid, and no demand has been made. Interest in the amount of $207 and $0 has been accrued as of April 30, 2014 and January 31, 2014, respectively, and is included as an accrued expense on the accompanying balance sheets.

On April 9, 2014, in connection with the conversion of certain preferred stock, Domenic Marciano, the Company’s chairman, was issued 19,866,668 of the Company’s common stock (see Note 7).

As of April 30, 2014 and January 31, 2014, respectively, the Company has accrued $740 and $265 in interest on related party loans.

NOTE 6: COMMITMENTS AND CONTINGENCIES

On December 4, 2013, the Company (the “Company,” the “Licensee”) executed an Agreement of the License of Intellectual Property (“License Agreement”) dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation (“Licensor”), for the license of certain US and Canadian Patent Pending Applications in perpetuity.  In connection with the terms and conditions of the License Agreement, the Company will pay Licensor a royalty equal to three percent (3%) of Gross Revenues (the “Gross Revenues”) earned in connection with the Patent License, payable on a quarterly basis.  As of April 30, 2014, no Gross Revenues have been earned.

NOTE 7: PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 50,000,000 shares with a par value of $0.001.

On December 4, 2013, in connection with the Agreement of the License of Intellectual Property dated November, 4, 3013, the Company issued 2,500,000 shares of Series “A” Convertible Preferred Stock to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, valued at $5,265,000. As a result, $5,262,500 was recorded as preferred additional paid in capital.  The Preferred Stock is convertible into the Company’s common stock at a rate of 10 shares of common stock for each share of Preferred Stock.

On April 4, 2014, the Company received notice from Eco Science Solutions International, Inc. to convert 100% of the Series “A” preferred shares into restricted common shares on a 10 for 1 basis.  As a result, on April 9, 2014, 25,000,000 shares of the Company’s restricted common stock were issued, and preferred additional paid in capital was reduced by $5,262,500.

As of April 30, 2014, no shares of the Company’s preferred stock were issued and outstanding.

NOTE 8: COMMON STOCK

The following reflects the common stock transactions as adjusted for the change in par value, and the effects of the 1000-to-1 reverse stock-split that occurred on February 14, 2014.

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.10.

On February 14, 2014, the Company effected a 1000-to-1 reverse stock split.  As a result, the total shares of common stock issued and outstanding was reduced to 443,001 common shares with a par value of $0.10.

On February 15, 2014, in accordance with his Employment Agreement, the Company issued 100,000 shares of restricted common stock, valued at $160,000, to its President for cash in the amount of $100. As a result, additional paid in capital was reduced by $9,900.

On March 15, 2014, in accordance with his Employment Agreement, the Company issued 100,000 shares of restricted common stock, valued at $160,000, to its President for cash in the amount of $100. As a result, additional paid in capital was reduced by $9,900.

On April 4, 2014, the Company received notice from Eco Science Solutions International, Inc. to convert 100% of the Series “A” preferred shares into restricted common shares on a 10 for 1 basis.  As a result, on April 9, 2014, 25,000,000 shares of the Company’s restricted common stock was issued, and $2,765,000 was recorded as additional paid in capital.

On April 29, 2014, the Company received notice from the holder of a Convertible Note Payable to convert principal in the amount of $3,000 into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,000,000 unrestricted shares of the Company’s common stock, with a par value of $100,000, were issued to the note holder, and additional paid in capital was reduced by $97,000.

As of April 30, 2014 and January 31, 2014, respectively, 26,643,001 and 443,001 shares of the Company’s common stock were issued and outstanding.

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

On September 1, 2012, the Company, under its 2012 Plan, granted qualified stock options to purchase 6,500,000 shares of its common stock.  Of the total options granted, 5,000,000 were granted to the President of the Company (the “Executive Options”) at $0.10 per share, and 1,500,000 were granted to a consultant at $0.25 per share (collectively, the “Options”).  The Options are exercisable for a period of five years, vest quarterly over a period of three years, and were valued using the Black-Scholes valuation method at $0.41 per share, or $2,665,000, to be amortized over a 36-month period.

Return to Top

The change in control of the Company that took place on November 26, 2013, triggered the accelerated vesting of the 5,000,000 Executive options, which became fully exercisable.  As a result, 100% of the deferred compensation related to the Executive Options in the amount of $1,879,167 was expensed during the year ended January 31, 2014.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.10	5,000,000	3.50	$500,000	$0.10
$0.25	1,500,000	3.50	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 31, 2014	6,500,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at April 30, 2014	6,500,000	$0.20

As of April 30, 2014 and January 31, 2014, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $51,250 and $2,084,617 has been expensed during the three months ended April 30, 2014 and the year ended January 31, 2014, respectively. There remains $307,500 and $358,750 of deferred compensation as of April 30, 2014 and January 31, 2014, respectively.

NOTE 10: RESTRICTED STOCK AWARDS

On February 15, 2014, in connection with a certain Employment Agreement dated November 15, 2013, its President was awarded the right to purchase 400,000 shares of the Company’s restricted common stock (the “Restricted Stock Units”, “RSUs”) at a per share price of $0.001 (the “Stock Award”).  The Stock Award, valued at $640,000, vests periodically over the period beginning February 15, 2014 through November 15, 2014, at 100,000 RSUs per vesting period.  During the three month period ended April 30, 2014, the Company recorded deferred compensation in the amount of $640,000, of which $320,000 was expensed in the current period for the 200,000 RSUs vested February 15, 2014 and March 15, 2014.  There remains $320,000 in deferred compensation to be amortized over the next 7 months.

Restricted Stock Units Activity		Weighted
	Number	Average
	of RSUs	Exercise Price
Outstanding at January 31, 2014	––	––
Awarded	400,000	$0.001
Exercised / Vested	(200,000)	$0.001
Expired / Cancelled	––	––
Outstanding at April 30, 2014	200,000	$0.001

As of April 30, 2014, the Company has awarded a total of 400,000 Restricted Stock Units. In connection with the Stock Award, a total of $640,000 has been recorded as deferred compensation, of which $320,000 has been expensed as of April 30, 2014. There remains $320,000 of deferred compensation as of April 30, 2014.

NOTE 11: INCOME TAXES

The components of the net change in deferred tax asset at April 30, 2014 and January 31, 2014, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	April 30, 2014	January 31, 2014

Income (loss) before taxes:
Continuing operations	$(399,599)	$(7,452,402)
Discontinued operations	––	(384,505)
Total income (loss) before taxes	(399,599)	(7,836,907)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(135,900)	$(2,664,400)
Non-deductible expenses	––	1,000
Change in valuation allowance	135,900	2,663,400
Reported income taxes	$––	$––

The significant components of the cumulative deferred income tax assets and liabilities at April 30, 2014 and January 31, 2014, are as follows:

Deferred tax assets:	April 30, 2014	January 31, 2014
Continuing operations:
Net operating loss carry forward	$2,755,900	$2,620,000
Less valuation allowance	(2,755,900)	(2,620,000)
Net deferred tax asset - continuing operations	$––	$––

Discontinued operations:
Net operating loss carry forward	$263,700	$263,700
Less valuation allowance	(263,700)	(263,700)
Net deferred tax asset - discontinued operations	$––	$––

Return to Top

NOTE 12: SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to April 30, 2014 and through June 16, 2014, and has determined that there have been no events that would require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Return to Top

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

On April 4, 2014, the Company received notice from Eco Science Solutions International, Inc. to convert 100% of the Series “A” preferred shares into restricted common shares on a 10 for 1 basis.  As a result, on April 9, 2014, 25,000,000 shares of the Company’s restricted common stock was issued, of which 19,866,668 shares were issued to the Company’s chairman, Domenic Marciano, and 5,133,332 shares were issued to non-related parties.  Subsequent to the conversion, Eco Science Solutions International, Inc. no longer holds any shares of the Company’s capital stock, and Mr. Marciano holds 20,094,038 shares of the Company’s common stock, which represents 62.13% of the total issued and outstanding shares of the Company’s common stock on a fully diluted basis.

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

Return to Top

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

.

	For the three months ended April 30,				Cumulative from December 8, 2009 (inception) to April 30, 2014
	2014		2013
Continuing operations:
Revenue		$––		$––		$––
Cost of sales		$––		$––		$––
Gross profit (loss)		$––		$––		$––
General and administrative expenses		$24,217		$18,000		$143,180
Operating (loss)		$(24,217)		$(18,000)		$(143,180)
Interest expense		$(4,132)		$(3,658)		$(20,383)
Amortization of stock options/compensation		$(371,250)		$(222,083)		$(2,677,500)
Foreign currency exchange		$––		$––		$783
Impairment loss		$––		$––		$(5,265,000)
Net loss-continuing operations		$(399,599)		$(243,741)		$(8,105,480)
Discontinued operations:	$		$		$
Revenue		$––		$––		$4,243
Cost of sales		$––		$––		$(1,428)
Gross profit (loss)		$––		$––		$2,815
General and administrative expenses		$––		$108,153		$703,178
Operating (loss)		$––		$(108,153)		$(700,363)
Foreign currency exchange		$––		$––		$1,716
Impairment loss		$––		$––		$(34,433)
Interest expense		$––		$(6,973)		$(37,374)
Depreciation and amortization		$––		$(999)		$(9,757)
Net loss-discontinued operations		$––		$(116,125)		$(780,211)
Net loss		$(399,599)		$(359,866)		$(8,885,691)

Revenue

As a development stage company, the Company has not yet launched its major business activity, which is automotive spark plug manufacturing and distribution.

Cost of sales

As a development stage company, the Company has not yet launched its major business activity, which is automotive spark plug manufacturing and distribution.

General and Administrative Expenses

	For the three months ended
Continuing operations	April 30,
	2014	2013	Variances
Legal, accounting and audit fees	$9,557	$––	$9,557
Management and consulting fees	4,500	18,000	(13,500)
Transfer agent and filing fees	1,500	––	1,500
Research and development	4,000	––	4,000
Office supplies and other general expenses	4,660	––	4,660
Total general and administrative expenses	$24,217	$18,000	$6,217

General and administrative expenses from continuing operations in the amount of $24,217 for the three months ended April 30, 2014, were comprised of $9,557 of legal and accounting fees, $4,500 of management and consulting fees, $1,500 in transfer agent and filing fees, $4,000 in research and development, and $4,660 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations in the amount of $18,000 for the three months ended April 30, 2013, were comprised of $18,000 in management and consulting fees.

General and administrative expenses from continuing operations for the three months ended April 30, 2014, were $24,217 as compared to $18,000 for the three months ended April 30, 2013, which resulted in an increase in general and administrative expenses for the current period of $6,217.

Significant increases in general and administrative expenses from continuing operations of $6,217, from the three months ended April 30, 2014, compared to the three months ended April 30, 2013, were attributable to the following items:

Return to Top

•

an increase in legal, accounting and audit fees of $9,557, due to additional legal fees of $5,757 in connection with the change in control and other recent equity transactions, accounting fees of $1,800 for quarterly accounting and tax preparation fees, and auditor fees of $2,000 for quarterly review services, compared to no expense for the same period in the prior year;

•

a decrease in management fees of $13,500 due to a reduction in Executive compensation;

•

an increase in transfer agent and filing fees of $1,500, due to $1,500 incurred in connection with recent equity transactions during the current period compared to none in for the same period in the prior year;

•

an increase in research and development of $4,000 due to product development costs incurred during the current period, compared to none for the same period in the prior year; and

•

an increase in office supplies and other general expenses of $4,660, resulting from $1,280 in rent expense, $2,689 in travel expenses and $691 in other general office expenses incurred during the current period, compared to none for the same period in the prior year.

General and administrative expenses from continuing operations for the three months ended April 30, 2014, were incurred primarily for the purpose of advancing the Company closer to its goal of the manufacturing and distribution of its high-efficiency spark plug product.

Net Loss

During the three months ended April 30, 2014, the Company incurred a net loss from continuing operations of $399,599 compared with a net loss of $243,741 for the three months ended April 30, 2013. The increase in net loss of $155,858 is attributable to an increase in general and administrative expenses of $6,217; an increase in interest expense of $474, resulting from an increase in notes payable; and an increase in amortization of deferred stock option compensation of $149,167.

Liquidity and Capital Resources

Working Capital	April 30, 2014	January 31, 2014	Increase (Decrease)

Current assets	$4,558	$5,684	$(1,126)
Current liabilities	356,829	96,106	260,723
Working capital (deficit)	(352,271)	(90,422)	(261.849)

As at April 30, 2014, the Company had cash from continuing operations in the amount of $4,558, compared to $5,684 as of January 31, 2014.

The Company had a working capital deficit of $352,271 as of April 30, 2014, compared to a working capital deficit of $90,422 as of January 31, 2014. The increase in working capital of $261,849 is primarily attributable to a decrease increase in cash of $1,126; a decrease in accounts payable and accrued expenses of $8,277; related party loans reclassified from long-term liabilities of $22,000; and convertible notes payable reclassified from long-term liabilities of $247,000.

Cash Flows	For the three months ended
	April 30, 2014	April 30, 2013	Increase (Decrease)
Continuing operations:
Net cash provided by (used in) operating activities	$(36,626)	$(4,000)	$(32,626)
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	35,500	––	35,500
Net cash provided by (used in) continuing operations	(1,126)	(4,000)	2,874

Discontinued operations:
Net cash provided by (used in) operating activities	––	(32,954)	32,954
Net cash provided by (used in) investing activities	––	(10,507)	10,507
Net cash provided by (used in) financing activities	––	(59,900)	59,900
Net cash provided by (used in) discontinued operations	––	(103,361)	103,361
Net increase (decrease) in cash	$(1,126)	$(107,361)	106,235

Cash flows from operating activities-continuing operations

During the three months ended April 30, 2014, the Company used $36,626 of cash flow for operating activities, compared with $4,000 for the three months ended April 30, 2013. The increase in cash used in operating activities of $32,626 is primarily attributable to an increase in the net loss from operations of $155,858, an increase on deferred stock compensation amortization of $149,167, a decrease in accounts payable and accrued expenses of $12,410, and a decrease in related party payables of $13,525.

Cash flows from investing activities-continuing operations

During the three months ended April 30, 2014 and 2013, the Company used no funds for investing activities.

Cash flows from financing activities-continuing operations

During the three months ended April 30, 2014, the Company was provided with $35,500 of cash flow from financing activities compared with none during the three months ended April 30, 2013. The increase in cash flows provided from financing activities of $35,500 is attributable to an increase in related party loans of $35,500.

Return to Top

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities as a going concern in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2014, the Company had a working capital deficit from continuing operations of $352,271, and an accumulated deficit of $8,292,140. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of April 30, 2014, no revenue has been recognized, as the Company has not commenced operations.

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

Due to the Company’s recurring losses, the costs related to its patents were evaluated for impairment and it was determined that there were no sufficient estimated future cash flows for the recoverability of the asset.  As a result, an impairment loss of $5,265,000 was recorded for the year ended January 31, 2014.

Return to Top

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Return to Top

ITEM 4.	CONTROLS AND PROCEDURES

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

As of April 30, 2014, the end of the Company’s quarterly period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended April 30, 2014, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

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

Recent Sales of Unregistered Securities

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

On April 4, 2014, the Company received notice from Eco Science Solutions International, Inc. to convert 100% of the Series “A” preferred shares into restricted common shares on a 10 for 1 basis.  As a result, on April 9, 2014, 25,000,000 shares of the Company’s restricted common stock was issued, of which 19,866,668 shares were issued to the Company’s chairman, Domenic Marciano, and 5,133,332 shares were issued to non-related parties.

On April 29, 2014, the Company received notice from the holder of a $3,000 Convertible Note Payable to convert 100% of the principal into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,000,000 unrestricted shares of the Company’s common stock were issued to the note holder.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon an exemption from registration afforded either under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the U.S.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY STANDARDS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Return to Top

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Exhibit Description
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

10.15	Employment Agreement between Eaton Scientific Systems, Inc. and Michael Borkowksi dated November 15, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 14, 2014)
(16)	Letters on Change in Certifying Auditor
16.1	Letter from GBH CPA’s, PC dated November 2, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed December 12, 2013)
16.2	Letter from Stan JH Lee, CPA dated December 5, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed December 12, 2013)
(23)	Consents of Experts and Counsel
23.1	Letter from GBH CPA’s, PC dated July 21, 2010 (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
23.2	Deleted and replaced by Exhibit 23.4
23.3	Letter from Seale and Beers, CPAs dated May 15, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 16, 2013)
23.4	Letter from Seale and Beers, CPAs dated December 11, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed January 15, 2014)
23.5	Letter from Seale and Beers, CPAs dated May 13, 2014 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 14, 2014)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(99)	Other Documents
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

Return to Top

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: June 16, 2014	/s/ Michael J. Borkowski
Michael J. Borkowski
President, Chief Executive Officer, Chief Financial Officer and Director

Return to Top