Form 10-Q
period 2014-07-31
ECO SCIENCE SOLUTIONS, INC.
filed 2014-09-15
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

28,893,001 Common Shares issued and outstanding as of September 15, 2014

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I-FINANCIAL INORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the six month period ended July 31, 2014 form a part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended January 31, 2014 on Form 10-K, as filed with the Securities and Exchange Commission on May 14, 2014.

ECO SCIENCE SOLUTIONS, INC.
(formerly Eaton Scientific Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31, 2014	January 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$2,149	$5,684
Total current assets	2,149	5,684

TOTAL ASSETS	$2,149	$5,684

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$30,787	$37,856
Related party payable	58,250	58,250
Related party loans	22,000	––
Notes payable-convertible	240,550	––
Total current liabilities	351,587	96,106

Long term liabilities
Related party loans	––	22,000
Notes payable-convertible	––	250,000
Related party loans-convertible	69,569	16,991
Total long term liabilities	69,569	288,991
Total liabilities	421,156	385,097

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none and 2,500,000 issued and outstanding at July 31, 2014 and January 31, 2014, respectively	––	2,500
Common stock, $0.10 par, 650,000,000 shares authorized, 28,893,001 and 443,001 issued and outstanding at July 31, 2014 and January 31, 2014, respectively	2,889,300	44,300
Additional paid in capital-preferred	––	5,262,500
Additional paid in capital-common	5,216,078	2,203,828
Subscriptions receivable	––	––
Accumulated deficit	(8,524,385)	(7,892,541)
Total stockholders' deficit	(419,007)	(379,413)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,149	$5,684

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.
(formerly Eaton Scientific Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INCOME STATEMENTS
(Unaudited)
					Cumulative from
					December 8, 2009
	For the three months ended		For the six months ended		(Inception) to
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013	July 31, 2014
Revenue	$––	$––	$––	$––	$––
Cost of revenues	––	––	––	––	––
Gross profit	––	––	––	––	––

General and administrative expenses	16,390	18,000	40,607	36,000	159,770

Net operating loss	(16,390)	(18,000)	(40,607)	(36,000)	(159,770)

Other income (expenses)
Interest expense	(4,605)	(3,781)	(8,737)	(7,439)	(24,988)
Amortization of stock options/compensation	(211,250)	(222,083)	(582,500)	(444,166)	(2,888,750)
Gain on foreign currency exchange	––	––	––	––	783
Impairment loss	––	––	––	––	(5,265,000)
Total other income (expenses)	(215,855)	(225,864)	(591,237)	(451,605)	(8,177,955)

Net loss - continuing operations	(232,245)	(243,864)	(631,844)	(487,605)	(8,337,725)

Net loss - discontinued operations	––	(111,124)	––	(223,249)	(780,211)

Net loss	$(232,245)	$(354,988)	$(631,844)	$(710,854)	$(9,117,936)

Net loss per common share - basic and diluted
Continuing operations	$(0.01)	$(0.55)	$(0.03)	$(1.10)
Discontinued operations	$––	$(0.25)	$––	$(0.50)

Weighted average common shares outstanding - basic and diluted	28,831,044	443,001	18,680,017	443,001

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.
(formerly Eaton Scientific Systems, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative from
			December 8, 2009
	For the six months ended		(inception) to
	July 31, 2014	July 31, 2013	July 31, 2014
Cash flows from operating activities:
Net loss	$(631,844)	$(710,854)	$(9,117,936)
Net loss - discontinued operations	––	(223,249)	(780,211)
Net loss - continuing operations	(631,844)	(487,605)	(8,337,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock options/stock compensation	582,500	444,166	2,888,750
Impairment loss	––	––	5,265,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(8,483)	7,439	29,374
Increase in related party payables	1,414	32,000	59,664
Net cash used in operating activities	(56,413)	(4,000)	(94,937)

Cash flows from financing activities:
Proceeds from related party loans	52,578	––	91,569
Proceeds from notes payable	––	––	250,000
Subscriptions received	300	––	300
Net cash provided by financing activities	52,878	––	341,869

Net cash provided by continuing operations	(3,535)	(4,000)	246,932

Cash flows from discontinued operations
Net cash used in operating activities	––	(97,650)	(284,645)
Net cash used in investing activities	––	(21,837)	(40,113)
Net cash (used in) provided by financing activities	––	(133,455)	79,975

Net cash used in discontinued operations	––	(252,942)	(244,783)

Net increase (decrease) in cash	(3,535)	(256,942)	2,149

Cash-beginning of period	5,684	287,421	––

Cash-end of period	$2,149	$30,479	$2,149

NON-CASH ACTIVITIES
Recapitalization due to share exchange	$––	$––	$(108,622)
Preferred stock issued for patent license	$––	$––	$5,265,000
Conversion of preferred stock to common stock	$5,265,000	$––	$5,265,000
Conversion of debt to common stock	$9,450	$––	$9,450
Distribution of assets upon spin off	$––	$––	$(15,013)
Distribution of liabilities upon spin off	$––	$––	$608,564
Subscriptions receivable	$(300)	$––	$(300)

SUPPLEMENTAL DISCLOSURES
Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.

(formerly Eaton Scientific Systems, Inc.)

A DEVELOPMENT STAGE COMPANY

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2014, the Company had a working capital deficit from continuing operations of $349,438, and an accumulated deficit of $8,524,385. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of July 31, 2014 and January 31, 2014, the Company had no cash equivalents.

Intangible Assets

Intangible assets consist of licensing and other direct costs incurred in connection with the license rights of pending patents, and are capitalized and amortized over the shorter of the economic or legal life of the patent.  During the six months ended July 31, 2014 and the year ended January 31, 2014, respectively, $0 and $5,265,000 were capitalized to patent development costs.

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

Return to Top

Fair Value Measurements

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

●	Level 1	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
●	Level 2

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

●	Level 3	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of July 31, 2014, no revenue has been recognized, as the Company has not commenced operations.

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

Discontinued Operations

In accordance with ASC 205-20 and ASU 2014-08, Presentation of Financial Statements - Discontinued Operations, the Company reported the results of its former subsidiary, Eaton Scientific Solutions, Ltd. (“Eaton Sub”), as a discontinued operation in the Company’s annual financial statements for the year ended January 31, 2014. The application of ASC 205-20 and the adoption of ASU 2014-08 are discussed therein.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Return to Top

NOTE 3: NOTES AND LOANS PAYABLE-CONVERTIBLE

On January 7, 2013, the Company issued a Convertible Promissory Note in the amount of $250,000 to a non-related party (the “Convertible Note”).  The Convertible Note and accrued interest was subsequently purchased and assigned to another non-related party as part of a Convertible Note Assignment and Purchase Agreement (the “Assignment”) dated August 18, 2013.  The Convertible Note is payable within two years, or by January 31, 2015, accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock at a rate of $0.003 per share. In accordance with certain Assignment of Debt agreements dated April 16, 2014, April 29, 2014, and June 27, 2014, total principal in the amount of $9,450 was assigned to three non-related parties (the “Assignees”), transferring all the rights of the original Convertible Note. Interest in the amount of $23,310 and $15,986 has been accrued as of July 31, 2014 and January 31, 2014, respectively, and is included as an accrued expense on the accompanying balance sheets.

On April 29, 2014, the Company received notice from an Assignee to convert 100% of the Assignee’s $3,000 note into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,000,000 unrestricted shares of the Company’s common stock were issued to the Assignee.

On April 29, 2014, the Company received notice from an Assignee to convert 100% of the Assignee’s $3,450 note into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,150,000 unrestricted shares of the Company’s common stock were issued to the Assignee.

On June 27, 2014, the Company received notice from an Assignee to convert 100% of the Assignee’s $3,000 note into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,000,000 unrestricted shares of the Company’s common stock were issued to the Assignee.

In connection with the Assignments of Debt and subsequent conversions of debt, the principal balance of the Convertible Note was reduced to $240,550.

As of July 31, 2014 and January 31, 2014, respectively, the Company has accrued $23,310 and $15,986 in interest on notes and loans payable.

NOTE 4: RELATED PARTY TRANSACTIONS

As of July 31, 2014, related parties are due a total of $149,819, which is comprised of $91,569 in cash loans to the Company, and $58,250 in accrued compensation.

Related party transactions consist of the following:

	July 31, 2014	January 31, 2014
Related party payable-compensation	$58,250	$58,250

Notes payable for loans to the Company	22,000	22,000
Convertible notes payable for loans to the Company	69,569	16,991
Total related party loans	149,819	38,991
Total related party transactions	$149,819	$97,241

On September 1, 2012, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “2012 Employment Agreement”) to serve as the Company’s President, CEO, and Director. The Employment Agreement was for a term of three (3) years, and included compensation in the amount of $72,000 per year, bonus compensation in the amount of $100,000 contingent upon the Company meeting certain goals, 5,000,000 stock options, and certain other benefits in the event they are offered by the Company in the future. As a result of the change in control of the Company in November 2013, the 5,000,000 stock options granted under the 2012 Employment Agreement became fully vested (see Note 9). As of July 31, 2014 and January 31, 2014, $59,000 has been recorded as a related party payable for unpaid compensation under the 2012 Employment Agreement.

On November 15, 2013, the Company entered into a new employment agreement with Mr. Michael J. Borkowski (the “2013 Employment Agreement”) to serve under new management as the Company’s President, CEO, and Director. The Employment Agreement, which replaces the 2012 Employment Agreement, is for a term of one (1) year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 400,000 shares of the Company’s common stock at par, which vest periodically beginning February 15, 2014, at 100,000 shares per vesting period through November 15, 2014 (the “Stock Award”). In connection with the Stock Award, $640,000 has been recorded as deferred compensation, of which $480,000 has been expensed in the current year.  There remains $160,000 in deferred compensation to be amortized over the next 4 months. As of July 31, 2014 and January 31, 2014, $750 has been recorded as prepaid related party compensation under the 2013 Employment Agreement.

On November 4, 2013, the Company issued a Promissory Note (the “Note”) in the amount of $22,000 to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, for cash loans made to the Company.  The Note bears interest at a rate of 5% per annum and is due within ninety (90) days of written demand. As of July 31, 2014, the Note remains unpaid, and no demand has been made.  Interest in the amount of $811 and $265 has been accrued as of July 31, 2014 and January 31, 2014, respectively, and is included as an accrued expense on the accompanying balance sheets.

Return to Top

On January 31, 2014, the Company issued a Convertible Promissory Note (the “Convertible Note”) in the amount of $16,991 to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, for cash loans made to the Company.  Modifications to the Convertible Note have been made through July 31, 2014to increase the principal by $52,578, representing additional cash loans made to the Company for overhead advances. The Convertible Note bears interest at a rate of 5% per annum, is due within two (2) years, or January 31, 2016, and is convertible into the Company’s common stock at a rate equal to the fair market value on the date of conversion. As of July 31, 2014, the Note remains unpaid, and no demand has been made. Interest in the amount of $869 and $0 has been accrued as of July 31, 2014 and January 31, 2014, respectively, and is included as an accrued expense on the accompanying balance sheets.

On April 9, 2014, in connection with the conversion of certain preferred stock, Domenic Marciano, the Company’s chairman, was issued 19,866,668 of the Company’s common stock (see Note 6).

As of July 31, 2014 and January 31, 2014, respectively, the Company has accrued $1,680 and $265 in interest on related party loans.

NOTE 5: COMMITMENTS AND CONTINGENCIES

On December 4, 2013, the Company (the “Company,” the “Licensee”) executed an Agreement of the License of Intellectual Property (“License Agreement”) dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation (“Licensor”), for the license of certain US and Canadian Patent Pending Applications in perpetuity.  In connection with the terms and conditions of the License Agreement, the Company will pay Licensor a royalty equal to three percent (3%) of Gross Revenues (the “Gross Revenues”) earned in connection with the Patent License, payable on a quarterly basis.  As of July 31, 2014, no Gross Revenues have been earned.

NOTE 6: PREFERRED STOCK

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

As of July 31, 2014, no shares of the Company’s preferred stock were issued and outstanding.

NOTE 7: COMMON STOCK

The following reflects the common stock transactions as adjusted for the change in par value, and the effects of the 1000-to-1 reverse stock-split that occurred on February 14, 2014.

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.10.

On April 29, 2014, the Company received notice from the holder of a $3,450 Convertible Note Payable to convert 100% of principal into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,150,000 unrestricted shares of the Company’s common stock, with a par value of $115,000, were issued to the note holder, and additional paid in capital was reduced by $111,550.

On June 27, 2014, the Company received notice from the holder of a $3,000 Convertible Note Payable to convert 100% of principal into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,000,000 unrestricted shares of the Company’s common stock, with a par value of $100,000, were issued to the note holder, and additional paid in capital was reduced by $97,000.

On July 15, 2014, in accordance with his Employment Agreement, the Company issued 100,000 shares of restricted common stock, valued at $160,000, to its President for cash in the amount of $100. As a result, additional paid in capital was reduced by $9,900.

As of July 31, 2014 and January 31, 2014, respectively, 28,893,001 and 443,001 shares of the Company’s common stock were issued and outstanding.

NOTE 8: WARRANTS AND OPTIONS

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

Return to Top

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.10	5,000,000	3.25	$500,000	$0.10
$0.25	1,500,000	3.25	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 31, 2014	6,500,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at July 31, 2014	6,500,000	$0.20

As of July 31, 2014 and January 31, 2014, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $102,500 and $2,084,617 has been expensed during the six months ended July 31, 2014 and the year ended January 31, 2014, respectively. There remains $256,250 and $358,750 of deferred compensation as of July 31, 2014 and January 31, 2014, respectively.

NOTE 9: RESTRICTED STOCK AWARDS

On February 15, 2014, in connection with a certain Employment Agreement dated November 15, 2013, its President was awarded the right to purchase 400,000 shares of the Company’s restricted common stock (the “Restricted Stock Units”, “RSUs”) at a per share price of $0.001 (the “Stock Award”).  The Stock Award, valued at $640,000, vests periodically over the period beginning February 15, 2014 through November 15, 2014, at 100,000 RSUs per vesting period.  During the six month period ended July 31, 2014, the Company recorded deferred compensation in the amount of $640,000, of which $480,000 has been expensed in the current year for the 300,000 RSUs vested through July 15, 2014.  There remains $160,000 in deferred compensation to be amortized over the next 4 months.

Restricted Stock Units Activity		Weighted
	Number	Average
	of RSUs	Exercise Price
Outstanding at January 31, 2014	––	––
Awarded	400,000	$0.001
Exercised / Vested	(300,000)	$0.001
Expired / Cancelled	––	––
Outstanding at July 31, 2014	100,000	$0.001

As of July 31, 2014, the Company has awarded a total of 400,000 Restricted Stock Units. In connection with the Stock Award, a total of $640,000 has been recorded as deferred compensation, of which $480,000 has been expensed as of July 31, 2014. There remains $160,000 of deferred compensation as of July 31, 2014.

NOTE 10: INCOME TAXES

The components of the net change in deferred tax asset at July 31, 2014 and January 31, 2014, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	July 31, 2014	January 31, 2014

Income (loss) before taxes:
Continuing operations	$(631,844)	$(7,452,402)
Discontinued operations	––	(384,505)
Total income (loss) before taxes	(631,844)	(7,836,907)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(214,800)	$(2,664,400)
Non-deductible expenses	––	1,000
Change in valuation allowance	214,800	2,663,400
Reported income taxes	$––	$––

The significant components of the cumulative deferred income tax assets and liabilities at July 31, 2014 and January 31, 2014, are as follows:

Deferred tax assets:	July 31, 2014	January 31, 2014
Continuing operations:
Net operating loss carry forward	$2,834,800	$2,620,000
Less valuation allowance	(2,834,800)	(2,620,000)
Net deferred tax asset - continuing operations	$––	$––

Discontinued operations:
Net operating loss carry forward	$263,700	$263,700
Less valuation allowance	(263,700)	(263,700)
Net deferred tax asset - discontinued operations	$––	$––

Return to Top

NOTE 11: SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to July 31, 2014 and through September 15, 2014, and has determined that there have been no events that would require disclosure.

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

.

					Cumulative from
					December 8, 2009
	For the three months ended		For the six months ended		(Inception) to
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013	July 31, 2014
Continuing operations:
Revenue	$––	$––	$––	$––	$––
Cost of revenues	$––	$––	$––	$––	$––
Gross profit	$––	$––	$––	$––	$––
General and administrative expenses	$16,390	$18,000	$40,607	$36,000	$159,770
Operating (loss)	$(16,390)	$(18,000)	$(40,607)	$(36,000)	$(159,770)
Interest expense	$(4,605)	$(3,781)	$(8,737)	$(7,439)	$(24,988)
Amortization of stock options/compensation	$(211,250)	$(222,083)	$(582,500)	$(444,166)	$(2,888,750)
Foreign currency exchange	$––	$––	$––	$––	$783
Impairment loss	$––	$––	$––	$––	$(5,265,000)
Net loss - continuing operations	$(232,245)	$(243,864)	$(631,844)	$(487,605)	$(8,337,725)
Discontinued operations:
Revenue	$––	$––	$––	$––	$4,243
Cost of sales	$––	$––	$––	$––	$(1,428)
Gross profit (loss)	$––	$––	$––	$––	$
General and administrative expenses	$––	$(103,388)	$––	$(207,541)	$(703,178)
Operating (loss)	$––	$––	$––	$––	$
Foreign currency exchange	$––	$––	$––	$––	$1,716
Impairment loss	$––	$––	$––	$––	$(34,433)
Interest expense	$––	$(6,198)	$––	$(13,171)	$(37,374)
Depreciation and amortization	$––	$(1,538)	$––	$(2,537)	$(9,757)
Net loss-discontinued operations	$––	$(111,124)	$––	$(223,249)	$(780,211)
Net loss	$(232,245)	$(354,988)	$(631,844)	$(710,854)	$(9,117,936)

Revenue

As a development stage company, the Company has not yet launched its major business activity, which is automotive spark plug manufacturing and distribution.

Cost of sales

As a development stage company, the Company has not yet launched its major business activity, which is automotive spark plug manufacturing and distribution.

General and Administrative Expenses

	For the three months ended		For the six months ended
Continuing operations	July 31,		July 31,		Variances
	2014	2013	2014	2013	3-month	6-month
Legal, accounting and audit fees	$7,236	$––	$16,792	$––	$7,236	$16,792
Management and consulting fees	4,500	18,000	9,000	36,000	(13,500)	(27,000)
Transfer agent and filing fees	1,971	––	3,470	––	1,971	3,470
Research and development	––	––	4,000	––	––	4,000
Office supplies and other general expenses	2,683	––	7,345	––	2,683	7,345
Total general and administrative expenses	$16,390	$18,000	$40,607	$36,000	$(1,610)	$4,067

General and administrative expenses from continuing operations in the amount of $16,390 for the three months ended July 31, 2014, were comprised of $7,236 of legal and accounting fees, $4,500 of management and consulting fees, $1,971 in transfer agent and filing fees, and $2,683 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations in the amount of $18,000 for the three months ended July 31, 2013, were comprised of $18,000 in management and consulting fees.

General and administrative expenses from continuing operations for the three months ended July 31, 2014, were $16,390 as compared to $18,000 for the three months ended July 31, 2013, which resulted in an decrease in general and administrative expenses for the current period of $1,610.

General and administrative expenses from continuing operations in the amount of $40,607 for the six months ended July 31, 2014, were comprised of $16,792 of legal and accounting fees, $9,000 of management and consulting fees, $3,470 in transfer agent and filing fees, $4,000 in research and development, and $7,345 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations in the amount of $36,000 for the six months ended July 31, 2013, were comprised of $36,000 in management and consulting fees.

General and administrative expenses from continuing operations for the six months ended July 31, 2014, were $40,607 as compared to $36,000 for the six months ended July 31, 2013, which resulted in an increase in general and administrative expenses for the current period of $4,067.

Significant changes in general and administrative expenses from continuing operations for the three months ended July 31, 2014, compared to the three months ended July 31, 2013, resulting in a decrease of $1,610, were attributable to the following items:

Return to Top

•

an increase in legal, accounting and audit fees of $7,236, due to legal fees of $3,692 in connection with recent equity transactions, accounting fees of $1,544 for quarterly accounting and tax preparation fees, and auditor fees of $2,000 for quarterly review services, compared to no expense for the same period in the prior year;

•

a decrease in management fees of $13,500 due to a reduction in Executive compensation;

•

an increase in transfer agent and filing fees of $1,971, due to costs incurred in connection with recent equity transactions during the current period of $1,971, compared to none in for the same period in the prior year;

•

an increase in office supplies and other general expenses of $2,683, resulting from $1,281 in rent expense and $1,402 in other general office expenses incurred during the current period, compared to none for the same period in the prior year.

Significant changes in general and administrative expenses from continuing operations for the six months ended July 31, 2014, compared to the six months ended July 31, 2013, resulting in an increase of $40,607, were attributable to the following items:

•

an increase in legal, accounting and audit fees of $16,792, due to legal fees of $9,448 in connection with the change in control and other recent equity transactions, accounting fees of $3,344 for quarterly accounting and tax preparation fees, and auditor fees of $4,000 for quarterly review services, compared to no expense for the same period in the prior year;

•

a decrease in management fees of $27,000 due to a reduction in Executive compensation;

•

an increase in transfer agent and filing fees of $3,470, due to $3,470 incurred in connection with recent equity transactions during the current period, compared to none in for the same period in the prior year;

•

an increase in research and development of $4,000 due to product development costs incurred during the current period, compared to none for the same period in the prior year; and

•

an increase in office supplies and other general expenses of $7,345, resulting from $2,562 in rent expense, $2,689 in travel expenses and $2,094 in other general office expenses incurred during the current period, compared to none for the same period in the prior year.

General and administrative expenses from continuing operations for the three months and six months ended July 31, 2014, were incurred primarily for the purpose of advancing the Company closer to its goal of the manufacturing and distribution of its high-efficiency spark plug product.

Net Loss

During the six months ended July 31, 2014, the Company incurred a net loss from continuing operations of $631,844 compared with a net loss of $487,605 for the six months ended July 31, 2013. The increase in net loss of $144,239 is attributable to an increase in general and administrative expenses of $4,607; an increase in interest expense of $1,298, resulting from an increase in notes payable; and an increase in amortization of deferred stock option compensation of $138,334.

Liquidity and Capital Resources

Working Capital	July 31, 2014	January 31, 2014	Increase (Decrease)

Current assets	$2,149	$5,684	$(3,535)
Current liabilities	351,587	96,106	255,481
Working capital (deficit)	$(349,438)	$(90,422)	$(259,016)

As at July 31, 2014, the Company had cash from continuing operations in the amount of $2,149, compared to $5,684 as of January 31, 2014.

The Company had a working capital deficit of $349,438 as of July 31, 2014, compared to a working capital deficit of $90,422 as of January 31, 2014. The increase in working capital of $259,016 is primarily attributable to a decrease in cash of $3,535; a decrease in accounts payable and accrued expenses of $7,069; related party loans reclassified from long-term liabilities of $22,000; and convertible notes payable reclassified from long-term liabilities of $240,550.

Cash Flows	For the six months ended
	July 31, 2014	July 31, 2013	Increase (Decrease)
Continuing operations:
Net cash provided by (used in) operating activities	$(56,413)	$(4,000)	$(52,413)
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	52,878	––	52,878
Net cash provided by (used in) continuing operations	(3,535)	(4,000)	465

Discontinued operations:
Net cash provided by (used in) operating activities	––	(97,650)	97,650
Net cash provided by (used in) investing activities	––	(21,837)	21,837
Net cash provided by (used in) financing activities	––	(133,455)	133,455
Net cash provided by (used in) discontinued operations	––	(252,942)	252,942
Net increase (decrease) in cash	$(3,535)	$(256,942)	$253,407

Cash flows from operating activities-continuing operations

During the six months ended July 31, 2014, the Company used $56,413 of cash flow for operating activities, compared with $4,000 for the six months ended July 31, 2013. The increase in cash used in operating activities of $52,413 is primarily attributable to an increase in the net loss from operations of $144,239, an increase on deferred stock compensation amortization of $138,334, a decrease in accounts payable and accrued expenses of $15,922, and a decrease in related party payables of $30,586.

Cash flows from investing activities-continuing operations

During the six months ended July 31, 2014 and 2013, the Company used no funds for investing activities.

Cash flows from financing activities-continuing operations

During the six months ended July 31, 2014, the Company was provided with $52,878 of cash flow from financing activities compared with none during the six months ended July 31, 2013. The increase in cash flows provided from financing activities of $52,878 is attributable to an increase in related party loans of $52,578, and subscriptions received of $300.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities as a going concern in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2014, the Company had a working capital deficit from continuing operations of $349,438, and an accumulated deficit of $8,524,385. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of July 31, 2014, no revenue has been recognized, as the Company has not commenced operations.

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

As of July 31, 2014, the end of the Company’s quarterly period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the six months ended July 31, 2014, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Recent Sales of Unregistered Securities

On April 29, 2014, the Company received notice from the holder of a $3,450 Convertible Note Payable to convert 100% of the principal into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,150,000 unrestricted shares of the Company’s common stock were issued to the note holder.

On June 27, 2014, the Company received notice from the holder of a $3,000 Convertible Note Payable to convert 100% of the principal into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,000,000 unrestricted shares of the Company’s common stock were issued to the note holder.

On July 15, 2014, in accordance with his Employment Agreement, the Company issued 100,000 shares of restricted common stock to its President for cash in the amount of $100. As a result, additional paid in capital was reduced by $9,900.

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

ECO SCIENCE SOLUTIONS, INC.

Dated: September 15, 2014	/s/ Michael J. Borkowski
Michael J. Borkowski
President, Chief Executive Officer, Chief Financial Officer and Director

Return to Top