Form 10-Q
period 2014-10-31
ECO SCIENCE SOLUTIONS, INC.
filed 2014-12-15
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

30,293,001 Common Shares issued and outstanding as of December 15, 2014

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I-FINANCIAL INORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the nine month period ended October 31, 2014 form a part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended January 31, 2014 on Form 10-K, as filed with the Securities and Exchange Commission on May 14, 2014.

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2014	January 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$9,028	$5,684
Total current assets	9,028	5,684

TOTAL ASSETS	$9,028	$5,684

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$33,281	$37,856
Related party payable	58,250	58,250
Related party loans	22,000	––
Notes payable-convertible	236,350	––
Total current liabilities	349,881	96,106

Long term liabilities
Related party loans	––	22,000
Notes payable-convertible	––	250,000
Related party loans-convertible	94,881	16,991
Total long term liabilities	94,881	288,991
Total liabilities	444,762	385,097

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none and 2,500,000 issued and outstanding at October 31, 2014 and January 31, 2014, respectively	––	2,500
Common stock, $0.10 par, 650,000,000 shares authorized, 30,293,001 and 443,001 issued and outstanding at October 31, 2014 and January 31, 2014, respectively	3,029,300	44,300
Additional paid in capital-preferred	––	5,262,500
Additional paid in capital-common	5,131,528	2,203,828
Subscriptions receivable	––	––
Accumulated deficit	(8,596,562)	(7,892,541)
Total stockholders' deficit	(435,734)	(379,413)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,028	$5,684

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	For the three months ended		For the nine months ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Revenue	$––	$––	$––	$––
Cost of revenues	––	––	––	––
Gross profit	––	––	––	––

General and administrative expenses	16,135	20,000	56,741	56,000

Net operating loss	(16,135)	(20,000)	(56,741)	(56,000)

Other income (expenses)
Interest expense	(4,792)	(3,781)	(13,529)	(11,219)
Amortization of stock options/compensation	(51,250)	(222,083)	(633,750)	(666,249)
Total other income (expenses)	(56,042)	(225,864)	(64,279)	(677,468)

Net loss - continuing operations	(72,177)	(245,864)	(704,020)	(733,468)

Net loss - discontinued operations	––	(115,525)	––	(338,775)

Net loss	$(72,177)	$(361,389)	$(704,020)	$(1,072,243)

Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.55)	$(0.03)	$(1.66)
Discontinued operations	$––	$(0.26)	$––	$(0.76)

Weighted average common shares outstanding - basic and diluted	29,382,131	443,001	22,286,590	443,001

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	October 31, 2014	October 31, 2013
Cash flows from operating activities:
Net loss	$(704,020)	$(1,072,243)
Net loss - discontinued operations	––	(338,775)
Net loss - continuing operations	(704,020)	(733,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock options/stock compensation	633,750	666,249
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(7,145)	10,784
Increase in related party payables	2,568	50,000
Net cash used in operating activities	(74,847)	(6,435)

Cash flows from financing activities:
Proceeds from related party loans	77,891	––
Subscriptions received	300	––
Net cash provided by financing activities	78,191	––

Net cash provided by continuing operations	(3,344)	(6,435)

Cash flows from discontinued operations
Net cash used in operating activities	––	(115,901)
Net cash used in investing activities	––	(21,837)
Net cash used in financing activities	––	(142,755)

Net cash used in discontinued operations	––	(280,493)

Net increase (decrease) in cash	3,344	(286,928)

Cash-beginning of period	5,684	287,421

Cash-end of period	$9,028	$493

NON-CASH ACTIVITIES
Conversion of preferred stock to common stock	$5,265,000	$––
Conversion of debt to common stock	$13,650	$––
Subscriptions receivable	$(300)	$––

SUPPLEMENTAL DISCLOSURES
Interest paid	$––	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

The Company’s Chief Executive Officer, Mr. Michael J. Borkowski, on behalf of the Company, entered into a Common Stock Purchase Agreement with the Company’s controlling shareholder, and former President, Ms. Christine Buchanan-McKenzie, whereby the Company would purchase one hundred percent (100%), or 240,000,000 shares, of the Company’s common shares owned by Mrs. Buchanan-McKenzie, at par value $.0001, and representing approximately 54.1% of the Company’s total issued and outstanding shares.  The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012.  On October 23, 2012, the Common Stock Purchase Agreement was finalized, and a change in control of the Company took place.

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

The Company is currently in the testing stages, and intends to validate its technology and then and manufacture and sell the technology.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2014, the Company had a working capital deficit from continuing operations of $340,853, and an accumulated deficit of $8,596,562. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of October 31, 2014 and January 31, 2014, the Company had no cash equivalents.

Intangible Assets

Intangible assets consist of licensing and other direct costs incurred in connection with the license rights of pending patents, and are capitalized and amortized over the shorter of the economic or legal life of the patent.  During the nine months ended October 31, 2014 and the year ended January 31, 2014, respectively, $0 and $5,265,000 were capitalized to patent costs.

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

Return to Top

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of October 31, 2014, no revenue has been recognized, as the Company has not commenced operations.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this update did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No 2013-11, Presentation of an Unrecognized Tax Benefit When Net Operating Loss Carryforward Exists.  The objective of ASU 2013-11 is to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits, and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The adoption of this update did not have a material impact on its consolidated financial statements.

Return to Top

In June 2014, the FASB issued ASU No, 2014-10, Elimination of Certain Financial Reporting Requirements for Development Stage Entities.  The objective of ASU 2014-10 is to reduce the cost and complexity associated with the incremental reporting requirements for development stage entities.  This Update removes all incremental financial reporting requirements, and eliminates an exception provided to development stage entities in Topic 810.  The amendments in this standard are effective retrospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted.

Not Yet Adopted:

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Top 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard. The Company is evaluating the effect, if any, adoption of ASU No. 2014-08 will have on its consolidated financial statements.

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

NOTE 3: NOTES AND LOANS PAYABLE-CONVERTIBLE

On January 7, 2013, the Company issued a Convertible Promissory Note in the amount of $250,000 to a non-related party (the “Convertible Note”).  The Convertible Note and accrued interest was subsequently purchased and assigned to another non-related party as part of a Convertible Note Assignment and Purchase Agreement (the “Assignment”) dated August 18, 2013.  The Convertible Note is payable within two years, or by January 31, 2015, accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock at a rate of $0.003 per share. In accordance with certain Assignment of Debt agreements dated between April 16, 2014 and September 11, 2014, total principal in the amount of $13,650 was assigned to five non-related parties (the “Assignees”), transferring all the rights of the original Convertible Note. As a result, the principal balance of the Convertible Note was reduced to $236,350.  Interest in the amount of $26,947 and $15,986 has been accrued as of October 31, 2014 and January 31, 2014, respectively, and is included as an accrued expense on the accompanying balance sheets.

On September 11, 2014, the Company received notice from an Assignee to convert 100% of the Assignee’s $1,200 note into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 400,000 unrestricted shares of the Company’s common stock were issued to the Assignee.

On October 6, 2014, the Company received notice from an Assignee to convert 100% of the Assignee’s $3,000 note into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,000,000 unrestricted shares of the Company’s common stock were issued to the Assignee.

As of October 31, 2014 and January 31, 2014, respectively, the Company has accrued $26,947 and $15,986 in interest on notes and loans payable.

NOTE 4: RELATED PARTY TRANSACTIONS

As of October 31, 2014, related parties are due a total of $175,131, which is comprised of $116,881 in cash loans to the Company, and $58,250 in accrued compensation.

Related party transactions consist of the following:

	October 31, 2014	January 31, 2014
Related party payable-compensation	$58,250	$58,250

Notes payable for loans to the Company	22,000	22,000
Convertible notes payable for loans to the Company	94,881	16,991
Total related party loans	116,881	38,991
Total related party transactions	$175,131	$97,241

On September 1, 2012, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “2012 Employment Agreement”) to serve as the Company’s President, CEO, and Director. The Employment Agreement was for a term of three (3) years, and included compensation in the amount of $72,000 per year, bonus compensation in the amount of $100,000 contingent upon the Company meeting certain goals, 5,000,000 stock options, and certain other benefits in the event they are offered by the Company in the future. As a result of the change in control of the Company in November 2013, the 5,000,000 stock options granted under the 2012 Employment Agreement became fully vested (see Note 9). As of October 31, 2014 and January 31, 2014, $59,000 has been recorded as a related party payable for unpaid compensation under the 2012 Employment Agreement.

On November 15, 2013, the Company entered into a new employment agreement with Mr. Michael J. Borkowski (the “2013 Employment Agreement”) to serve under new management as the Company’s President, CEO, and Director. The Employment Agreement, which replaces the 2012 Employment Agreement, is for a term of one (1) year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 400,000 shares of the Company’s common stock at par, which vest periodically beginning February 15, 2014, at 100,000 shares per vesting period through November 15, 2014 (the “Stock Award”). In connection with the Stock Award, $640,000 has been recorded as deferred compensation, of which $480,000 has been expensed in the current year.  There remains $160,000 in deferred compensation to be amortized over the next month. As of October 31, 2014 and January 31, 2014, $750 has been recorded as prepaid related party compensation under the 2013 Employment Agreement.

On November 4, 2013, the Company issued a Promissory Note (the “Note”) in the amount of $22,000 to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, for cash loans made to the Company.  The Note bears interest at a rate of 5% per annum and is due within ninety (90) days of written demand. As of October 31, 2014, the Note remains unpaid, and no demand has been made.  Interest in the amount of $1,088 and $265 has been accrued as of October 31, 2014 and January 31, 2014, respectively, and is included as an accrued expense on the accompanying balance sheets.

Return to Top

On January 31, 2014, the Company issued a Convertible Promissory Note (the “Convertible Note”) in the amount of $16,991 to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, for cash loans made to the Company.  Modifications to the Convertible Note have been made through October 31, 2014to increase the principal by $77,891, representing additional cash loans made to the Company for overhead advances. The Convertible Note bears interest at a rate of 5% per annum, is due within two (2) years, or January 31, 2016, and is convertible into the Company’s common stock at a rate equal to the fair market value on the date of conversion. As of October 31, 2014, the Note remains unpaid, and no demand has been made. Interest in the amount of $1,745 and $0 has been accrued as of October 31, 2014 and January 31, 2014, respectively, and is included as an accrued expense on the accompanying balance sheets.

On April 9, 2014, in connection with the conversion of certain preferred stock, Domenic Marciano, the Company’s chairman, was issued 19,866,668 of the Company’s common stock (see Note 6).

As of October 31, 2014 and January 31, 2014, respectively, the Company has accrued $2,833 and $265 in interest on related party loans.

NOTE 5: COMMITMENTS AND CONTINGENCIES

On December 4, 2013, the Company (the “Company,” the “Licensee”) executed an Agreement of the License of Intellectual Property (“License Agreement”) dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation (“Licensor”), for the license of certain US and Canadian Patent Pending Applications in perpetuity.  In connection with the terms and conditions of the License Agreement, the Company will pay Licensor a royalty equal to three percent (3%) of Gross Revenues (the “Gross Revenues”) earned in connection with the Patent License, payable on a quarterly basis.  As of October 31, 2014, no Gross Revenues have been earned.

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

As of October 31, 2014, no shares of the Company’s preferred stock were issued and outstanding.

NOTE 7: COMMON STOCK

The following reflects the common stock transactions as adjusted for the change in par value, and the effects of the 1000-to-1 reverse stock-split that occurred on February 14, 2014.

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.10.

On September 11, 2014, the Company received notice from the holder of a $1,200 Convertible Note Payable to convert 100% of principal into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 400,000 unrestricted shares of the Company’s common stock, with a par value of $40,000, were issued to the note holder, and additional paid in capital was reduced by $38,800.

On October 6, 2014, the Company received notice from the holder of a $3,000 Convertible Note Payable to convert 100% of principal into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,000,000 unrestricted shares of the Company’s common stock, with a par value of $100,000, were issued to the note holder, and additional paid in capital was reduced by $97,000.

As of October 31, 2014 and January 31, 2014, respectively, 30,293,001 and 443,001 shares of the Company’s common stock were issued and outstanding.

NOTE 8: WARRANTS AND OPTIONS

On September 1, 2012, the Company, under its 2012 Plan, granted qualified stock options to purchase 6,500,000 shares of its common stock.  Of the total options granted, 5,000,000 were granted to the President of the Company (the “Executive Options”) at $0.10 per share, and 1,500,000 were granted to a consultant at $0.25 per share (collectively, the “Options”).  The Options are exercisable for a period of five (5) years, vest quarterly over a period of three (3) years, and were valued using the Black-Scholes valuation method at $0.41 per share, or $2,665,000, to be amortized over a 36-month period.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.10	5,000,000	3.00	$500,000	$0.10
$0.25	1,500,000	3.00	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 31, 2014	6,500,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at October 31, 2014	6,500,000	$0.20

Return to Top

As of October 31, 2014 and January 31, 2014, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $153,750 and $2,084,617 has been expensed during the nine months ended October 31, 2014 and the year ended January 31, 2014, respectively. There remains $205,000 and $358,750 of deferred compensation as of October 31, 2014 and January 31, 2014, respectively.

NOTE 9: RESTRICTED STOCK AWARDS

On February 15, 2014, in connection with a certain Employment Agreement dated November 15, 2013, its President was awarded the right to purchase 400,000 shares of the Company’s restricted common stock (the “Restricted Stock Units”, “RSUs”) at a per share price of $0.001 (the “Stock Award”).  The Stock Award, valued at $640,000, vests periodically over the period beginning February 15, 2014 through November 15, 2014, at 100,000 RSUs per vesting period.  During the nine month period ended October 31, 2014, the Company recorded deferred compensation in the amount of $640,000, of which $480,000 has been expensed in the current year for the 300,000 RSUs vested through October 31, 2014.  There remains $160,000 in deferred compensation to be amortized over the next  month.

Restricted Stock Units Activity		Weighted
	Number	Average
	of RSUs	Exercise Price
Outstanding at January 31, 2014	––	––
Awarded	400,000	$0.001
Exercised / Vested	(300,000)	$0.001
Expired / Cancelled	––	––
Outstanding at October 31, 2014	100,000	$0.001

As of October 31, 2014, the Company has awarded a total of 400,000 Restricted Stock Units. In connection with the Stock Award, a total of $640,000 has been recorded as deferred compensation, of which $480,000 has been expensed as of October 31, 2014. There remains $160,000 of deferred compensation as of October 31, 2014.

NOTE 10: INCOME TAXES

The components of the net change in deferred tax asset at October 31, 2014 and January 31, 2014, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	October 31, 2014	January 31, 2014

Income (loss) before taxes:
Continuing operations	$(704,020)	$(7,452,402)
Discontinued operations	––	(384,505)
Total income (loss) before taxes	(704,020)	(7,836,907)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(239,400)	$(2,664,400)
Non-deductible expenses	––	1,000
Change in valuation allowance	239,400	2,663,400
Reported income taxes	$––	$––

The significant components of the cumulative deferred income tax assets and liabilities at October 31, 2014 and January 31, 2014, are as follows:

Deferred tax assets:	October 31, 2014	January 31, 2014
Continuing operations:
Net operating loss carry forward	$2,859,300	$2,620,000
Less valuation allowance	(2,859,300)	(2,620,000)
Net deferred tax asset - continuing operations	$––	$––

Discontinued operations:
Net operating loss carry forward	$263,700	$263,700
Less valuation allowance	(263,700)	(263,700)
Net deferred tax asset - discontinued operations	$––	$––

NOTE 11: SUBSEQUENT EVENTS

On November 15, 2014, in accordance with his Employment Agreement, the Company issued 100,000 shares of restricted common stock, valued at $160,000, to its President for cash in the amount of $100. As a result, additional paid in capital was reduced by $9,900.

Return to Top

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

On August 23, 2012, the Company and its controlling stockholders entered into a Share Exchange Agreement (the “Share Exchange”) with Eaton Scientific Systems, Ltd., a Nevada corporation (“ESSL”) and the shareholders of ESSL (the “ESSL Shareholders”), whereby the Company acquired 25,000,000 shares of common stock (100%) of ESSL (the “ESSL Stock”) from the ESSL Shareholders.   In exchange for the ESSL Stock, the Company issued 25,000,000 shares of its common stock to the ESSL Shareholders.  In addition, the Company’s Chief Executive Officer, Mr. Michael J. Borkowski, on behalf of the Company, entered into a Common Stock Purchase Agreement with the Company’s controlling shareholder, and former President, Ms. Christine Buchanan-McKenzie, whereby the Company would purchase one hundred percent (100%), or 240,000,000 shares, of the Company’s common shares owned by Mrs. Buchanan-McKenzie, at par value $.0001, and representing approximately 54.1% of the Company’s total issued and outstanding shares.  The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012.  On October 23, 2012, the Common Stock Purchase Agreement was finalized, and a change in control of the Company took place.

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

The Company is currently in the testing stages, and intends to validate its technology and then and manufacture and sell the technology.  At January 31, 2014, the Company has not yet commenced its principal operations.

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

.

	For the three months ended		For the nine months ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Continuing operations:
Revenue	$––	$––	$––	$––

Cost of revenues	$––	$––	$––	$––

Gross profit	$––	$––	$––	$––

General and administrative expenses	$16,135	$20,000	$56,741	$56,000

Operating (loss)	$(16,135)	$(20,000)	$(56,741)	$(56,000)

Interest expense	$(4,792)	$(3,781)	$(13,529)	$(11,219)

Amortization of stock options/compensation	$(51,250)	$(222,083)	$(633,750)	$(666,249)

Net loss - continuing operations	$(72,177)	$(245,864)	$(704,020)	$(733,468)
Discontinued operations:
Revenue	$––	$––	$––	$––

Cost of sales	$––	$––	$––	$––

Gross profit (loss)	$––	$––	$––	$––

General and administrative expenses	$––	$(73,629)	$––	$(281,170)

Operating (loss)	$––	$(73,629)	$––	$(281,170)

Impairment loss	$––	$(34,434)	$––	$(34,434)

Interest expense	$––	$(5,661)	$––	$(18,833)

Depreciation and amortization	$––	$(1,801)	$––	$(4,338)

Net loss-discontinued operations	$––	$(115,525)	$––	$(338,775)

Net loss	$(72,177)	$(361,389)	$(704,020)	$(1,072,243)

Revenue

The Company has not yet launched its major business activity, which is automotive spark plug manufacturing and distribution.

Cost of sales

The Company has not yet launched its major business activity, which is automotive spark plug manufacturing and distribution.

General and Administrative Expenses

	For the three months ended		For the nine months ended
Continuing operations	October 31,		October 31,		Variances
	2014	2013	2014	2013	3-month	9-month
Legal, accounting and audit fees	$3,500	$2,000	$20,292	$2,000	$1,500	$18,292
Management and consulting fees	6,400	18,000	15,400	54,000	(11,600)	(38,600)
Transfer agent and filing fees	––	––	3,470	––	––	3,470
Research and development	––	––	4,000	––	––	4,000
Office supplies and other general expenses	6,235	––	13,579	––	6,235	13,579
Total general and administrative expenses	$16,135	$20,000	$56,741	$56,000	$(3,865)	$741

General and administrative expenses from continuing operations in the amount of $16,135 for the three months ended October 31, 2014, were comprised of $3,500 of legal and accounting fees, $6,400 of management and consulting fees,  and $6,235 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations in the amount of $20,000 for the three months ended October 31, 2013, were comprised of $2,000 of legal and accounting fees, and $18,000 in management and consulting fees.

General and administrative expenses from continuing operations for the three months ended October 31, 2014, were $16,135 as compared to $20,000 for the three months ended October 31, 2013, which resulted in an decrease in general and administrative expenses for the current period of $3,865.

Return to Top

General and administrative expenses from continuing operations in the amount of $56,741 for the nine months ended October 31, 2014, were comprised of $20,292 of legal and accounting fees, $15,400 of management and consulting fees, $3,470 in transfer agent and filing fees, $4,000 in research and development, and $13,579 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations in the amount of $56,000 for the nine months ended October 31, 2013, were comprised of $2,000 of legal and accounting fees, and $54,000 in management and consulting fees.

General and administrative expenses from continuing operations for the nine months ended October 31, 2014, were $56,741 as compared to $56,000 for the nine months ended October 31, 2013, which resulted in an increase in general and administrative expenses for the current period of $741.

Significant changes in general and administrative expenses from continuing operations for the three months ended October 31, 2014, compared to the three months ended October 31, 2013, resulting in a decrease of $3,865, were attributable to the following items:

•

an increase in legal, accounting and audit fees of $1,500, due to an increase in accounting fees of $1,500 for quarterly accounting and tax preparation fees not incurred in the prior year;

•

a decrease in management fees of $11,600 due to a reduction in Executive compensation;

•

an increase in office supplies and other general expenses of $6,235, resulting from $1,281 in rent expense, $3,001 in travel expenses, $1,055 in publicity & promotion, and $898 in other general office expenses incurred during the current period, compared to none for the same period in the prior year.

Significant changes in general and administrative expenses from continuing operations for the nine months ended October 31, 2014, compared to the nine months ended October 31, 2013, resulting in an increase of $56,741, were attributable to the following items:

•

an increase in legal, accounting and audit fees of $18,292, due to legal fees of $9,448 in connection with the change in control and other recent equity transactions, accounting fees of $4,844 for quarterly accounting and tax preparation fees, and auditor fees of $6,000 for quarterly review services, compared to $2,000  in auditor fees for the same period in the prior year;

•

a decrease in management fees of $38,600 due to a reduction in Executive compensation;

•

an increase in transfer agent and filing fees of $3,470, due to $3,470 incurred in connection with recent equity transactions during the current period, compared to none in for the same period in the prior year;

•

an increase in research and development of $4,000 due to product development costs incurred during the current period, compared to none for the same period in the prior year; and

•

an increase in office supplies and other general expenses of $13,579, resulting from $3,843 in rent expense, $5,690 in travel expenses, $1,795 in publicity & promotion, and $2,251 in other general office expenses incurred during the current period, compared to none for the same period in the prior year.

General and administrative expenses from continuing operations for the three months and nine months ended October 31, 2014, were incurred primarily for the purpose of advancing the Company closer to its goal of the manufacturing and distribution of its high-efficiency spark plug product.

Net Loss

During the nine months ended October 31, 2014, the Company incurred a net loss from continuing operations of $704,020 compared with a net loss of $733,468 for the nine months ended October 31, 2013. The decrease in net loss of $29,448 is attributable to an increase in general and administrative expenses of $741; an increase in interest expense of $2,310, resulting from an increase in notes payable; and a decrease in amortization of deferred stock option compensation of $32,499.

Liquidity and Capital Resources

Working Capital	October 31, 2014	January 31, 2014	Increase (Decrease)

Current assets	$9,028	$5,684	$(3,344)
Current liabilities	349,881	96,106	253,775
Working capital (deficit)	$(340,853)	$(90,422)	$(250,431)

As at October 31, 2014, the Company had cash from continuing operations in the amount of $9,028, compared to $5,684 as of January 31, 2014.

The Company had a working capital deficit of $340,853 as of October 31, 2014, compared to a working capital deficit of $90,422 as of January 31, 2014. The increase in working capital deficit of $250,431 is primarily attributable to an increase in cash of $3,344; a decrease in accounts payable and accrued expenses of $4,575; related party loans reclassified from long-term liabilities of $22,000; and convertible notes payable reclassified from long-term liabilities of $236,350.

Cash Flows	For the nine months ended
	October 31, 2014	October 31, 2013	Increase (Decrease)
Continuing operations:
Net cash used in operating activities	$(74,847)	$(6,435)	$(68,412)
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	78,191	––	78,191
Net cash provided by (used in) continuing operations	(3,344)	(6,435)	9,779

Discontinued operations:
Net cash provided by (used in) operating activities	––	(115,901)	115,901
Net cash provided by (used in) investing activities	––	(21,837)	21,837
Net cash provided by (used in) financing activities	––	(142,755)	142,755
Net cash provided by (used in) discontinued operations	––	(280,493)	280,493
Net increase (decrease) in cash	$(3,344)	$(286,928)	$290,272

Cash flows from operating activities-continuing operations

During the nine months ended October 31, 2014, the Company used $74,847 of cash flow for operating activities, compared with $6,435 for the nine months ended October 31, 2013. The increase in cash used in operating activities of $68,412 is primarily attributable to an increase in the net loss from operations of $29,448, a decrease in deferred stock compensation amortization of $32,499, a decrease in accounts payable and accrued expenses of $17,929, and a decrease in related party payables of $47,432.

Cash flows from investing activities-continuing operations

During the nine months ended October 31, 2014 and 2013, the Company used no funds for investing activities.

Cash flows from financing activities-continuing operations

During the nine months ended October 31, 2014, the Company was provided with $78,191 of cash flow from financing activities compared with none during the nine months ended October 31, 2013. The increase in cash flows provided from financing activities of $78,191 is attributable to an increase in related party loans of $77,891, and subscriptions received of $300.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities as a going concern in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2014, the Company had a working capital deficit from continuing operations of $340,853, and an accumulated deficit of $8,596,562. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of October 31, 2014, no revenue has been recognized, as the Company has not commenced operations.

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

Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this update did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No 2013-11, Presentation of an Unrecognized Tax Benefit When Net Operating Loss Carryforward Exists.  The objective of ASU 2013-11 is to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits, and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The adoption of this update did not have a material impact on its consolidated financial statements.

Return to Top

In June 2014, the FASB issued ASU No, 2014-10, Elimination of Certain Financial Reporting Requirements for Development Stage Entities.  The objective of ASU 2014-10 is to reduce the cost and complexity associated with the incremental reporting requirements for development stage entities.  This Update removes all incremental financial reporting requirements, and eliminates an exception provided to development stage entities in Topic 810.  The amendments in this standard are effective retrospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted.

Not Yet Adopted:

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Top 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard. The Company is evaluating the effect, if any, adoption of ASU No. 2014-08 will have on its consolidated financial statements.

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

As of October 31, 2014, the end of the Company’s quarterly period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended October 31, 2014, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

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

ECO SCIENCE SOLUTIONS, INC.

Dated: December 15, 2014	/s/ Michael J. Borkowski
Michael J. Borkowski
President, Chief Executive Officer, Chief Financial Officer and Director

Return to Top