Form 10-K
period 2015-01-31
ECO SCIENCE SOLUTIONS, INC.
filed 2015-05-01
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of July 31, 2014 was $4,076,958 based on a closing price of $0.48 for the Common Stock on July 31, 2014, the closest available date to last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

30,893,001 Common Shares issued and outstanding as of April 1, 2014

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

As used in this annual report, the terms "we", "us", "our" and "ESSI" mean Eco Science Solutions, Inc., unless otherwise indicated.

Corporate Overview

The Company’s principal executive office is located at 3250 NE 1st Avenue, Suite 305, Miami, FL. The Company’s telephone number is 305-460-2259.   The Company’s website is www.ecosciencesolutions.com.

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

On August 22, 2012, Christine Buchanan-McKenzie, the Company’s former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a member of the Board of Directors, resigned from all positions with the Company.   The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On the same day, Mr. Michael Borkowski was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and the sole member of the Board of Directors of the Company.

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

In October, 2013, the Company’s Management was introduced to Domenic Marciano (“Marciano”).  Marciano represented that he intended to acquire an exclusive license to a unique automotive product, the EcoFlora Spark Plug (the “EcoFlora Plug”), with a proprietary technology, and that the EcoFlora Plug  has the potential to be uniquely positioned in the automotive parts business in the United States and International automotive parts marketplace.

The Majority Shareholders acknowledge that the Company has not been able to attract investment capital sufficient to execute its business plan because of its Share price.  Further, Management believes that the potential success of the EcoFlora Plug technology could potentially provide value to the Company and its shareholders. As a result, on November 26, 2013, the Company and its Majority Shareholders (the “Majority Stockholders”) entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Marciano whereby Marciano acquired 227,370,000 shares of the Company’s common stock from the Majority Stockholders at par value $.0001, representing approximately 51.3% of the Company’s total issued and outstanding shares, in exchange for cash in the amount of $22,737 (the “Cash Proceeds”).  The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 26, 2013, and a change in control of the Company took place.

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

On December 4, 2013, the Company (the “Company”) executed an Agreement of the License of Intellectual Property (the “License Agreement”) dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation (“ESS International”), for the exclusive license to the EcoFlora Plug, recently patented in the US and that has filed for Patent protection in Canada and the International community, based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology. In connection with the License Agreement, the Company issued ESS International 2,500,000 shares of the Company’s Series “A” Convertible Preferred Stock (“Preferred Stock”), in exchange for the exclusive license of the Patent Applications, in perpetuity.  The Preferred Stock is convertible into common stock at a conversion rate of 10 common shares for each preferred share.

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

On October 7, 2014, the US Patent and Trademark Office (“USPTO”) issued Patent #8,853,925 for the EcoFlora Plug, based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology, and has patent pending applications both in Canada and worldwide.

The Company is currently in the testing stages, and intends to validate its technology and then and manufacture and sell the technology.

Product and Strategy Overview

The Company is in the process of developing and manufacturing the EcoFlora Plug, a revolutionary technological advancement for the spark plug and the internal combustion engine. The EcoFlora Plug is intended to:

•

improve engine performance

•

increase horsepower

•

reduce fuel consumption

•

improve combustion efficiency

•

prolong engine’s useful life, and

•

reduce/eliminate emission of carbon dioxide (CO2 ) and other noxious gases

The EcoFlora Plug

The novel design of the EcoFlora Plug not only helps to get an engine closer to its ideal operating condition, but also addresses several vital ecological and fuel conservation issues as well.  The use of the EcoFlora Plugs in any vehicle with an internal combustion engine can reduce airborne pollution as well as reduce consumption of fossil fuels (gasoline, diesel and bio-diesel). For new cars, the use of the EcoFlora Plug technology would result in even better results.

The EcoFlora Plug not only increases an engine’s horsepower, it also reduces fuel consumption. In addition, because the engine burns hotter for a shorter period of time, it extends the life of the engine.

The United States consumes 9.5 million barrels of oil a day, largely burned by the transportation sector.  To illustrate the effects of the EcoFlora Plug technology on the nation’s economy, if, for example, 50% of the nation’s vehicles utilized the EcoFlora Plug in their vehicles, the amount of fuel required by the transportation sector would diminish by 700,000 barrels of oil a day.  This represents a saving of $28 Million a day of $40 a barrel oil, or $105 Million a day of $150 a barrel oil.  Extrapolated over 365 days, this represents an enormous economic savings for the United States.

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

EcoFlora Plug Emissions Solutions

The EcoFlora Plug has also been developed to provide a new level of combustion efficiency, by burning 100% of the gas/air fuel mixture in the cylinder head.  With conventional spark plugs, heat that is produced is wasted on heating engine parts.  With the EcoFlora Plug, this heat is now used more efficiently, by designing it to be utilized for the vehicle’s movement.

It is estimated that, of the 2 trillion metric tons of CO2 reportedly released into the atmosphere in 2007, approximately 50% of these emissions were caused by the internal combustion engine of cars, trucks, buses, etc. It is also estimated that, with the implementation of the Company’s EcoFlora Plug technology by even half of the existing vehicles, up to 500 million metric tons of CO2 per year could be eliminated.

To place the foregoing information in context that is both meaningful and addresses President Obama’s pledge to make America clean and energy independent, bad spark plugs increase hydrocarbon and carbon monoxide emissions. The Company’s ultimate goal, with the support of new car manufacturers, is to have the EcoFlora Plug technology replace existing spark plugs in all cars and trucks, and reduce the carbon footprint of the transportation.

Pre-Com Chamber

Unlike other solutions utilizing batteries and/or alternative fuels, broad application of the EcoFlora Plug’s Pre-Com Chamber technology doesn’t rely on massive changes to vehicle drive systems or fuel/power infrastructures for its success. The EcoFlora Plug fits directly into all existing vehicle systems and existing fuel delivery infrastructures.  The EcoFlora Plug’s Pre-Com Chamber technology is ready for immediate deployment into existing vehicles (aftermarket) and the vast majority new vehicles being produced around the world (OEM).

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

(E) Exhaust camshaft, (I) Intake camshaft,(S) Spark plug, (V) Valves, (P) Piston,

(R) Connecting rod, (C) Crankshaft, (W) Water jacket for coolant flow.

[2] “How Products are Made: Spark Plug” (2014), www.madehow.com

 Intellectual Property

On October 7, 2014, the US Patent and Trademark Office (“USPTO”) issued Patent #8,853,925 for the EcoFlora Plug, based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology, which is exclusively licensed by the Company in perpetuity.   The Company has also filed Patent Applications with the Canadian and International Patent offices (the “Patent Applications”).  The Patent and Patent Applications relate to a high efficiency spark plug operative to produce negligible waste materials discharge from the combustion engine with high power output and low fuel consumption.

The following table summarizes the Patent and Patent Application(s) licensed by the Company under the License Agreement for the product known as the “EcoFlora Spark Plug”:

Patent / Application	Patent Office	Date Filed [1]	Date Published	Date Granted
8,853,925	US Patent and Trademark Office Application	Dec. 1, 2011	Sept. 11, 2014	Oct. 7, 2014
2,786,022 [1]	Canadian Intellectual Property Application	Dec. 1, 2011	June 1, 2013	Pending
PCT/CA2011/001339 [1]	International Bureau of Patents	Dec. 1, 2011	June 6, 2013	Pending

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

EcoFlora Plug Design Specifications

Following are the design specifications, as filed with the CITO and USPTO:

FIGURE 3: A partial cross sectional view of the EcoFlora Plug

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

The spark plug (10) of the EcoFlora Plug has a generally cylindrical metal body or shell (11) similar to a conventional spark plug. Threads are provides on the outer surface of the lower portion of the shell (11) for mounting the spark plug (10) to an internal combustion engine. The central electrode (12) is made of a high temperature resistant noble metal or metal alloy and it is surrounded and imbedded in a ceramic insulator (13) which has an upper portion (13) extending upwards from the top of the shell (11), and an electrical connection terminal (14) is located at the top of the central electrode for conducting the ignition current to the spark plug. The lower portion of the ceramic insulator (13) has a generally frusto-conical lower end portion (15) extending downwardly into a hollow cylindrical cavity (16) located within the lower end portion (17) of the shell (11). Threads are provided on the outer surface of the lower end portion of the shell (11) for mounting the spark plug to the cylinder head of an internal combustion engine.

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

Product Testing

The Company is currently conducting a multiple of tests in several facilities to validate the EcoFlora Plug technology.

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

Тable 1 – Mean test results of Denso Iridium Power IW20

Тable 2 – Mean test results of Greg1

Тable 3 – Mean test results of Denso Iridium Power IW20

Тable 4 – Mean test results of Greg1

Ne, kW
MT, Nm
Denso Iridium Power IW20
Greg1
MT
Ne
Gp
Gp, kg/h
CO
CO, %
teg
teg, 0C
CnHm
CnHm, ppm
NOx
NOx, ppm
ge
ge, g/(kW*h)
30,00
25,00
20,00
15,00
10,00
5,00
0,00
1000
1500
2000
2500
3000
3500
4000
4500
80,00
75,00
70,00
65,00
10,00
9,00
8,00
7,00
6,00
5,00
4,00
3,00
6
4
2
760
630
500
135
115
95
75
2500
1500
500
370
320
270
220

Table 5: Mean Test Results

During 2014, the Company manufactured prototypes of the EcoFlora Plug, and performed tests to validate their functionality.  These tests were performed in facilities both in the United States and Canada, and were conducted on both a chassis dyno and an engine dyno in a variety of vehicles of different manufacturers.  In addition, EcoFlora Plugs have been installed into several road cars, and successfully driven for long duration in excess of one year.

Tests were conducted comparing the EcoFlora Plug predominately against traditional spark plug technology.  For optimal performance test results, the proper size, fit and tuning of the EcoFlora Plug is critical. However, in these tests, only one size and specification EcoFlora Plug prototype was used.  As a result, the test results did not allow for maximum results.  However, the EcoFlora Plug still operated without any problems in multiple vehicles tested in various testing locations and conditions, despite the lack of optimal testing conditions.

Tests were also conducted on the EcoFlora Plug for power and emissions.  The results of the power tests varied, from having slightly more to slightly less power vs. conventional spark plugs.  This is considered to be a very positive result, as the EcoFlora Plug prototype used in the test would need to be sized and/or tuned to certain vehicles for optimal results.

Tests were also conducted in a number of vehicles at a facility that specifically tested emissions.  The goals of these tests were to ensure that the EcoFlora plug would operate properly without issue in various types of automobiles and to show improvement in emissions.   These tests were performed in both old and newer model vehicles from various manufacturers including Volvo, Ford, Mitsubishi, Chevy, and Mercedes.  All vehicles ran perfectly when simply removing the stock spark plugs and replacing them with the EcoFlora plugs.  Particularly in slightly older vehicles, such as one that were past their warranty and/or higher mileage, the utilization of the EcoFlora Plugs improved emissions, and resulted in these vehicles “passing” emissions, after previously “failing”.  This is significant, as a large percentage of vehicles are older and/or out of warranty, and must pass annual emissions tests imposed by many governments around the world.

After these tests were complete, the Company manufactured an improved EcoFlora prototype.  These prototypes will be used in two specific upcoming tests, including one where the EcoFlora Plug will be fine tuned to the specific vehicle to maximize the EcoFlora Plug’s potential.  The Company anticipates that this will produce even better results than have already been seen. The Company also has plans to perform longer duration tests in a fleet of vehicles, to test for longevity and real world mileage results, as well as laboratory results.  Depending on these test results, the Company plans to fund laboratory testing with the EPA and California Air Resource Board to obtain specific fuel mileage ratings and comparisons to competitive standard spark plugs.

The Company’s goal is to not only prove that the EcoFlora Plug is more environmentally friendly, but that it also increases fuel efficiency and power.  The result of the Company’s research and testing suggests that using the EcoFlora Plugs in a vehicle can increase horsepower when compared to more conventional spark plugs, as well as an increase in fuel efficiency. There is also clear evidence of lower emission with the EcoFlora Plug. The Company’s patented technology outperformed other plug designs, including some premium spark plugs offered by the major manufacturers. In addition, it is estimated that the EcoFlora Plug may offer that "like-new" performance over time, aide in extending engine life, and make vehicles more eco-friendly.

Upon completion of the next set of tests, the Company intends to work with a professional engine developer research and development group to tune and work to optimize the EcoFlora Plug results.  The Company will present the independent laboratories’ confirmation of the EcoFlora Plug claims to state and municipal authorities with the intention of receiving the endorsement of these authorities for the use of the EcoFlora Plug.

After the Company has commenced commercial production of the EcoFlora Plug, it will have the product tested by independent laboratories to confirm all of the claims of efficiency and long life that the Company espouses.  With the affirmation of these claims by recognized independent laboratories, the Company will approach each of the major players in the wholesale marketplace to participate in a test market roll-out.   If the results and technology prove out, there will be opportunities to sell direct to customers, wholesale to large distribution channels, or be an attractive purchase by another larger automotive electronics company in the space.

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

Although there are several major spark plug manufacturers that serve the world market, none have undertaken any public testing of a product that resembles the EcoFlora Plug in design or performance.

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

Distribution

As the Company has not yet commenced commercial operations, it has yet to develop methods of distribution for its products beyond the business plan stage.

Facilities

The Company’s corporate headquarters are located at 3250 NE 1st Avenue, Suite 305, Miami, FL 33137.

Employees

As of January 31, 2015, the Company had no employees, excluding its directors and executive officers.

The Company currently has no employees, excluding its directors and executive officers.

Research and Development

The Company has incurred $34,406 relating to the research and development of its EcoFlora Plug testing of the product during the fiscal years ended January 31, 2015 and no expenditures during the fiscal year ended January 31, 2014.

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

The Company’s corporate headquarters are located at 3250 NE 1st Avenue, Suite 305, Miami, FL 33137.

The Company currently rents the Miami, FL space for approximately $500 a month.  Currently, this space is sufficient to meet the Company’s needs.  However, once the Company expands its business to a significant degree, it will require additional space. The Company does not currently own any real estate.

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

The high and low prices of the Company’s common shares, as adjusted for stock splits, for the periods indicated below are as follows:

Quarter Ended	High	Low
January 31, 2015	$0.25	$0.18
October 31, 2014	$0.20	$0.20
July 31, 2014	$0.48	$0.43
April 30, 2014	$0.38	$0.38
January 31, 2014	$3.30	$2.00
October 31, 2013	$3.10	$3.10
July 31, 2013	$4.00	$3.90
April 30, 2013	$4.50	$3.70

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

As of January 31, 2015, the Empire Stock Transfer Inc. shareholders' list of the Company’s common shares showed 96 registered shareholders and 30,643,001 shares outstanding, all of which have been recorded by the Company.

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

Due to the change in control of the Company that took place on November 26, 2013, the 5,000,000 Executive options became fully exercisable, in accordance with the accelerated vesting clause contained within the Executive’s Employment Agreement.  As a result, 100% of the remaining deferred compensation related to the Executive options in the amount of $1,879,167 was expensed in the year ended January 31, 2014.

As of January 31, 2015, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $205,000 and $2,084,167 has been expensed during the years ended January 31, 2015 and 2014, respectively. There remains $153,750 of deferred compensation to be amortized over the next 9 months.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its common stock or other securities during the years ended January 31, 2015 or 2014.

Recent Sales of Unregistered Securities

The following reflects the common stock transactions as adjusted for the change in par value, and the effects of the 1000-to-1 reverse stock-split that occurred on February 14, 2014.

On February 15, 2014, in accordance with his 2013 Employment Agreement, the Company issued 100,000 shares of restricted common stock to its President for cash in the amount of $100.

On March 15, 2014, in accordance with his 2013 Employment Agreement, the Company issued 100,000 shares of restricted common stock to its President for cash in the amount of $100.

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

On July 15, 2014, in accordance with his 2013 Employment Agreement, the Company issued 100,000 shares of restricted common stock to its President for cash in the amount of $100.

On September 11, 2014, the Company received notice from the holder of a $1,200 Convertible Note Payable to convert 100% of principal into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 400,000 unrestricted shares of the Company’s common stock, with a par value of $40,000, were issued to the note holder.

On October 6, 2014, the Company received notice from the holder of a $3,000 Convertible Note Payable to convert 100% of principal into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,000,000 unrestricted shares of the Company’s common stock, with a par value of $100,000, were issued to the note holder.

On November 15, 2014, in accordance with his 2013 and 2014 Employment Agreements, the Company issued 350,000 shares of restricted common stock to its President for cash in the amount of $350.

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

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended January 31, 2015, and 2014, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

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

On August 22, 2012, Christine Buchanan-McKenzie , the Company’s former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a member of the Board of Directors, resigned from all positions with the Company.  The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On the same day, Mr. Michael Borkowski was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and the sole member of the Board of Directors of the Company.

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

In October, 2013, the Company’s Management was introduced to Domenic Marciano (“Marciano”).  Marciano represented that he intended to acquire an exclusive license to a unique automotive product, the EcoFlora Spark Plug, with a proprietary technology, and that the EcoFlora Plug has the potential to be uniquely positioned in the automotive parts business in the United States and International automotive parts marketplace.

The Majority Shareholders acknowledge that the Company has not been able to attract investment capital sufficient to execute its business plan because of its Share price.  Further, Management believes that the potential success of the EcoFlora Plug technology could potentially provide value to the Company and its shareholders. As a result, on November 26, 2013, the Company and its Majority Shareholders (the “Majority Stockholders”) entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Marciano whereby Marciano acquired 227,370,000 shares of the Company’s common stock from the Majority Stockholders at par value $.0001, representing approximately 51.3% of the Company’s total issued and outstanding shares, in exchange for cash in the amount of $22,737 (the “Cash Proceeds”).  The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 26, 2013, and a change in control of the Company took place.

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

On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (OTCQB.ESSI).

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "ESSI" shall mean Eco Science Solutions, Inc., unless otherwise indicated.

Description of Business

Headquartered in Miami, Florida, Eco Science Solutions, Inc., a Nevada corporation, is charged with the origination, development and commercialization of innovative aftermarket automotive parts.

On December 4, 2013, the Company (the “Company”) executed an Agreement of the License of Intellectual Property (the “License Agreement”) dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation (“ESS International”), for the exclusive license to the EcoFlora Spark Plug, recently patented in the US and that has filed for Patent protection in Canada and the International community, based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology. In connection with the License Agreement, the Company issued ESS International 2,500,000 shares of the Company’s Series “A” Convertible Preferred Stock (“Preferred Stock”), in exchange for the exclusive license of the Patent Applications, in perpetuity.  The Preferred Stock is convertible into common stock at a conversion rate of 10 common shares for each preferred share.

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

On October 7, 2014, the US Patent and Trademark Office (“USPTO”) issued Patent #8,853,925 for the EcoFlora Plug, based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology, and has patent pending applications both in Canada and worldwide.

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended January 31, 2015 and 2014, which are included herein. The financial information provided includes the continuing operations of the Company and the discontinued operations of its former wholly owned subsidiary, Eaton Scientific Systems, Ltd. (“ESSL”).

.

	For the year ended January 31,
	2015		2014
Continuing operations:
Revenue		$––		$––
Cost of sales		$––		$––
Gross profit (loss)		$––		$––
General and administrative expenses		$126,782		$88,753
Operating (loss)		$(126,782)		$(88,753)
Foreign currency exchange		$––		$783
Impairment loss		$––		$(5,265,000)
Interest expense		$(18,554)		$(15,265)
Amortization of stock options		$(945,000)		$(2,084,167)
Net loss-continuing operations		$(1,090,336)		$(7,452,402)
Discontinued operations:	$		$
Revenue		$––		$––
Cost of sales		$––		$––
Gross profit (loss)		$––		$––
General and administrative expenses		$––		$321,998
Operating (loss)		$––		$(378,998)
Foreign currency exchange		$––		$––
Impairment loss		$––		$(34,433)
Interest expense		$––		$(22,959)
Depreciation and amortization		$––		$(5,115)
Net loss-discontinued operations		$––		$(384,505)
Net loss		$(1,090,336)		$(7,836,907)

Revenue

The Company has not yet launched its major business activity, which is automotive spark plug manufacturing, distribution, and/or licensing of its patented technology.

Cost of sales

The Company has not yet launched its major business activity, which is automotive spark plug manufacturing, distribution, and/or licensing of its patented technology.

General and Administrative Expenses

	For the year ended
Continuing operations	January 31,
	2015	2014	Variances
Legal, accounting and audit fees	$39,449	$16,554	$22,895
Management and consulting fees	22,300	60,750	(38,450)
Research, development, and promotion	45,534	360	45,174
Transfer agent and filing fees	3,620	7,995	(4,375)
Office supplies and other general expenses	15,879	3,094	12,785
Total general and administrative expenses	$126,782	$88,753	$38,029

General and administrative expenses from continuing operations in the amount of $126,782 for the year ended January 31, 2015, were comprised of $39,449 of legal and accounting fees, $22,300 of management and consulting fees, $45,534 of research, development and promotion, $3,620 in transfer agent and filing fees, and $15,879 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations in the amount of $88,753 for the year ended January 31, 2014, were comprised of $16,554 of legal and accounting fees, $60,750 of management and consulting fees, $360 of research, development and promotion, $7,995 in transfer agent and filing fees, and $3,094 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations for the year ended January 31, 2015, were $126,782 as compared to $88,753 for the year ended January 31, 2014, which resulted in an increasein general and administrative expenses for the current period of $38,029.

Significant changes in general and administrative expenses from continuing operations of $38,029, from the year ended January 31, 2015, compared to the year ended January 31, 2014, were attributable to the following items:

•

an increase in legal, accounting and audit fees of $22,895, due to an increase in legal fees of $14,928; and an increase in accounting fees of $7,967 for accounting and tax preparation fees resulting from a full year of expense during the current year, compared to only 3 months of expense in the prior year;

•

a decrease in management fees of $38,450, due to a reduction in annual executive compensation pursuant to executive employment agreements;

•

an increase in research, development and promotion of $45,174, due to prototype development and testing of $34,406 in the current year, compared to none in the prior year; and an increase of $10,768 in product brochure costs resulting from $11,128 in costs during the current year, compared to $360 for the prior year;

•

a decrease in transfer agent and filing fees of $4,375, due to additional costs incurred in the prior year resulting from the Company’s corporate actions, compared to no such expense in the current year;

•

an increase in office supplies and other general expenses of $12,785, resulting from an increase in rent expense of $3,842, an increase in travel expenses of $7,083, a decrease in repairs and maintenance of $2,258, and an increase in other general office expenses of $4,118.

General and administrative expenses from continuing operations for the years ended January 31, 2015 and 2014, were incurred primarily for the purpose of advancing the Company closer to its goal of the manufacturing and distribution of its high-efficiency spark plug product.

Net Loss

During the year ended January 31, 2015, the Company incurred a net loss from continuing operations of $1,090,336 compared with a net loss from continuing operation of $7,452,402 for the year ended January 31, 2014. The decrease in net loss of $6,362,066 is attributable to an increase in general and administrative expenses of $38,029; a decrease in foreign currency gain of $783 resulting from the transfer of funds from Canada to US in the prior year; a decrease in impairment loss resulting from  $5,265,000 incurred in the prior year related to the Company’s patent; an increase in interest expense of $3,289 resulting from an increase in notes payable; and a decrease in amortization of deferred stock compensation of $1,139,167, resulting from a decrease of $1,879,167  for fully amortized options in the prior year, and an increase of $740,000 for stock awards granted in the current year.

Liquidity and Capital Resources

Working Capital
	At January 31,		Increase
	2015	2014	(Decrease)
Current Assets	$13,322	$5,684	$7,638
Current Liabilities	287,421	96,106	191,315
Working Capital (Deficit)	$(274,099)	$(90,422)	$(183,677)

As at January 31, 2015, the Company had cash in the amount of $13,322, compared to $5,684 as of January 31, 2014.

The Company had a working capital deficit of $274,099 as of January 31, 2015, compared to a working capital deficit of $90,422 as of January 31, 2014. The increase in working capital deficit of $183,677 is primarily attributable to an increase in cash of $7,638; an increase in accounts payable and accrued expenses of $5,270; and an increase in related party notes payable of $186,045, of which $114,881 was held as a long-term liability in the prior year.

Cash Flows	For the year ended
	January 31,		Increase
	2015	2014	(Decrease)
Continuing operations:
Net cash used in operating activities	$(140,066)	$(14,524)	$(125,542)
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	147,704	38,991	108,713
Net cash provided by continuing operations	7,638	24,467	(16,829)

Discontinued operations:
Net cash used in operating activities	––	(90,529)	90,529
Net cash used in investing activities	––	(21,837)	21,837
Net cash used in financing activities	––	(193,838)	193,838
Net cash used in discontinued operations	––	(306,204)	306,204
Net increase (decrease) in cash	$7,638	$(281,737)	289,375

Cash flows from operating activities-continuing operations

During the year ended January 31, 2015, the Company used $140,066 of cash flow for operating activities, compared with $14,524 for the year ended January 31, 2014. The increase in cash used for operating activities of $125,542 is primarily attributable to a decrease in the net loss from operations of $6,362,066, a decrease in deferred stock compensation amortization of $1,139,167, a decrease in impairment loss of $5,265,000 related to the Company’s patent, a decrease in accounts payable and accrued expenses of $35,232, and a decrease in related party payables of $48,209.

Cash flows from investing activities-continuing operations

During the years ended January 31, 2015 and 2014, the Company used no funds for investing activities.

Cash flows from financing activities-continuing operations

During the year ended January 31, 2015, the Company was provided with $147,054 of cash flow from financing activities compared with $38,991 during the year ended January 31, 2014. The increase in cash flows provided from financing activities of $108,713 is attributable to an increase in proceeds from related party loans of $108,063, and proceeds from the issuance of common stock of $650.

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

Personnel

As of January 31, 2015, and as of the date of this filing, the Company had no employees, excluding its executive officers and directors.

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities as a going concern in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2015, the Company had a working capital deficit from continuing operations of $274,099, and an accumulated deficit of $8,982,877. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of January 31, 2015, no revenue has been recognized, as the Company has not commenced operations.

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

In August 2014, the FASB issued ASU No 2014-15 Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of ASU 2014-15 is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is evaluating the effect, if any, adoption of ASU No. 2014-15 will have on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17 Business Combinations (Topic 805): Pushdown Accounting. The objective of ASU 2014-17 is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company is evaluating the effect, if any, adoption of ASU No. 2014-17 will have on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company is evaluating the effect, if any, adoption of ASU No. 2015-01 will have on its consolidated financial statements.

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

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Eco Science Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Eco Science Solutions, Inc. as of January 31, 2014 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended January 31, 2015. Eco Science Solutions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eco Science Solutions, Inc. as of January 31, 2014 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues, has negative working capital at January 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 29, 2015

8250 W. Charleston Blvd., Suite 100 - Las Vegas, NV 89117 Phone: (888)727-8251 Fax: (888)782-2351

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET

	January 31, 2015	January 31, 2014

ASSETS
Current assets
Cash	$13,322	$5,684
Total current assets	13,322	5,684

TOTAL ASSETS	$13,322	$5,684

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$43,126	$37,857
Related party payable	58,250	58,250
Notes payable-short-term-related party	22,000	––
Notes payable-short-term-related party-convertible	164,045	––
Total current liabilities	287,421	96,106

Long term liabilities
Notes payable-convertible	236,350	250,000
Notes payable-long-term-related party	––	22,000
Notes payable-long-term-related party-convertible	––	16,991
Total long term liabilities	236,350	288,991
Total liabilities	523,771	385,097

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none and 2,500,000 issued and outstanding at January 31, 2015 and 2014, respectively	––	2,500
Common stock, $0.10 par, 650,000,000 shares authorized, 30,643,001 and 443,001 issued and outstanding at January 31, 2015 and 2014, respectively	3,064,300	44,300
Additional paid in capital-preferred	––	5,262,500
Additional paid in capital-common	5,408,128	2,203,828
Accumulated deficit	(8,982,877)	(7,892,541)
Total stockholders' deficit	(510,449)	(379,413)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,322	$5,684

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED INCOME STATEMENT

	For the year ended
	January 31, 2015	January 31, 2014
Revenue	$––	$––
Cost of revenues	––	––
Gross profit	––	––

General and administrative expenses	126,782	88,753

Net operating loss	(126,782)	(88,753)

Other income (expenses)
Gain on foreign currency exchange	––	783
Impairment loss	––	(5,265,000
Interest expense	(18,554)	(15,265)
Amortization of stock options	(945,000)	(2,084,167)
Total other income (expenses)	(963,544)	(7,363,649)

Net loss - continuing operations	(1,090,336)	(7,452,402)

Net loss - discontinued operations	––	(384,505)

Net loss	$(1,090,336)	$(7,836,907)

Net loss per common share - basic and diluted
Continuing operations	$(0.04)	$(16.82)
Discontinued operations	$––	$(0.87)

Weighted average common shares outstanding - basic and diluted	24,461,220	443,001

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM FEBRUARY 1, 2013 TO JANUARY 31, 2015

	PREFERRED STOCK		COMMON STOCK		PAID IN CAPITAL		DEFERRED	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	PREFERRED	COMMON	COMPENSATION	DEFICIT	TOTAL
Balance, February 1, 2013	––	$––	443,001	$44,300	$––	$2,562,578	$(2,442,917)	$(649,185)	$(485,224)

Amortization of stock options							2,084,167		2,084,167

Issuance of preferred stock for patent	2,500,000	2,500			5,262,500				5,265,000

Spin–off of subsidiary								593,551	593,551

Net loss								(7,836,907)	(7,836,907)

Balance, January 31, 2014	2,500,000	2,500	443,001	44,300	5,262,500	2,562,578	(358,750)	(7,892,541)	(379,413)

Amortization of stock options							205,000		205,000

Conversion of debt to common stock			4,550,000	455,000		(441,350)			13,650

Conversion of preferred stock to common stock	(2,500,000)	(2,500)	25,000,000	2,500,000	(5,262,500)	2,765,000			––

Grant of restricted stock award						1,040,000	(1,040,000)		––

Vesting of restricted stock award			650,000	65,000		(64,350)	740,000		740,650

Net loss								(1,090,336)	(1,090,336)

Balance, January 31, 2015	––	$––	30,643,001	$3,064,300	$––	$5,861,878	$(453,750)	$8,982,877	$(510,449)

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	January 31, 2015	January 31, 2014
Cash flows from operating activities:
Net loss	$(1,090,336)	$(7,836,907)
Net loss from discontinued operations	––	(384,505)
Net loss from continuing operations	(1,090,336)	(7,452,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock options/deferred stock compensation	945,000	2,084,167
Impairment loss	––	5,265,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,229	36,461
Increase in related party payables	4,041	52,250
Net cash used in operating activities	(140,066)	(14,524)

Cash flows from financing activities:
Proceeds from related party loans	147,054	38,991
Proceeds from issuance of common stock	650	––
Net cash provided by financing activities	147,704	38,991

Net cash provided by continuing operations	7,638	24,467

Cash flows from discontinued operations
Net cash used in operating activities	––	(90,529)
Net cash used in investing activities	––	(21,837)
Net cash used in financing activities	––	(193,838)
Net cash used in discontinued operations	––	(306,204)

Net increase (decrease) in cash	7,638	(281,737)

Cash–beginning of period	5,684	287,421

Cash–end of period	$13,322	$5,684

NON–CASH ACTIVITIES
Preferred stock issued for patent license	$––	$5,265,000
Conversion of preferred stock for common stock	$5,265,000	$––
Conversion of debt for common stock	$13,650	$––
Distribution of assets upon spin off	$––	$(15,013)
Distribution of liabilities upon spin off	$––	$608,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$––	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

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

On August 22, 2012, Christine Buchanan-McKenzie, the Company’s former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a member of the Board of Directors, resigned from all positions with the Company.  The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On the same day, Mr. Michael Borkowski was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a member of the Board of Directors of the Company.

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

In October, 2013, the Company’s Management was introduced to Domenic Marciano (“Marciano”).  Marciano represented that he intended to acquire an exclusive license to a unique automotive product, the EcoFlora Spark Plug, (the “EcoFlora Plug”) with a proprietary technology, and that the EcoFlora Plug has the potential to be uniquely positioned in the automotive parts business in the United States and International automotive parts marketplace.

The Majority Shareholders acknowledge that the Company has not been able to attract investment capital sufficient to execute its business plan because of its Share price.  Further, Management believes that the potential success of the EcoFlora Plug technology could potentially provide value to the Company and its shareholders. As a result, on November 26, 2013, the Company and its Majority Shareholders (the “Majority Stockholders”) entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Marciano whereby Marciano acquired 227,370,000 shares of the Company’s common stock from the Majority Stockholders at par value $.0001, representing approximately 51.3% of the Company’s total issued and outstanding shares, in exchange for cash in the amount of $22,737 (the “Cash Proceeds”).  The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 26, 2013, and a change in control of the Company took place.

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

On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (OTCQB.ESSI).

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "ESSI" shall mean Eco Science Solutions, Inc., unless otherwise indicated.

Headquartered in Miami, Florida, Eco Science Solutions, Inc., a Nevada corporation, is charged with the origination, development and commercialization of innovative aftermarket automotive parts.

On December 4, 2013, the Company (the “Company”) executed an Agreement of the License of Intellectual Property (the “License Agreement”) dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation (“ESS International”), for the exclusive license to the EcoFlora Spark Plug, recently patented in the US and that has filed for Patent protection in Canada and the International community, based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology. In connection with the License Agreement, the Company issued ESS International 2,500,000 shares of the Company’s Series “A” Convertible Preferred Stock (“Preferred Stock”), in exchange for the exclusive license of the Patent Applications, in perpetuity.  The Preferred Stock is convertible into common stock at a conversion rate of 10common shares for each preferred share.

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

On October 7, 2014, the US Patent and Trademark Office (“USPTO”) issued Patent #8,853,925 for the EcoFlora Plug, based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology, and has patent pending applications both in Canada and worldwide.

The Company is currently in the testing stages, and intends to validate its technology and then and manufacture and sell the technology.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2015, the Company had a working capital deficit from continuing operations of $274,099, and an accumulated deficit of $8,982,877. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of January 31, 2015 and 2014, respectively, the Company had no cash equivalents.

Intangible Assets

Intangible assets consist of licensing and other direct costs incurred in connection with the license rights of pending patents, and are capitalized and amortized over the shorter of the economic or legal life of the patent.  During the year ended January 31, 2015 and 2014, respectively, $0 and $5,265,000 were capitalized to patent costs.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of January 31, 2015, no revenue has been recognized, as the Company has not commenced operations.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In August 2014, the FASB issued ASU No 2014-15 Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of ASU 2014-15 is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is evaluating the effect, if any, adoption of ASU No. 2014-15 will have on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17 Business Combinations (Topic 805): Pushdown Accounting. The objective of ASU 2014-17 is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company is evaluating the effect, if any, adoption of ASU No. 2014-17 will have on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company is evaluating the effect, if any, adoption of ASU No. 2015-01 will have on its consolidated financial statements.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3: NOTES PAYABLE

On January 7, 2013, the Company issued a Convertible Promissory Note in the amount of $250,000 to a non-related party (the “Convertible Note”).  The Convertible Note and accrued interest was subsequently purchased and assigned to another non-related party as part of a Convertible Note Assignment and Purchase Agreement (the “Assignment”) dated August 18, 2013.  The Convertible Note, extended by modification, is payable within two(2) years, or by January 7, 2017, accrues interest at a rate of 6% per annum, and is convertible into the Company’s common stock at a rate of $0.003 per share. In accordance with certain Assignment of Debt agreements dated between April 16, 2014 and  October 6, 2014, total principal in the amount of $13,650 was assigned to five non-related parties (the “Assignees”), transferring all the rights of the original Convertible Note. As a result, the principal balance of the Convertible Note was reduced to $236,350.  Interest in the amount of $30,499 and $15,986 has been accrued as of January 31, 2015 and 2014, respectively, and is included as an accrued expense on the accompanying balance sheets.

On April 29, 2014, the Company received notice from two Assignees to convert 100% of the $6,450 note into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 2,150,000 unrestricted shares of the Company’s common stock were issued to the Assignees.

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

As of January 31, 2015 and 2014, respectively, the Company has accrued $30,499 and $15,986 in interest on notes and loans payable.

NOTE 4: RELATED PARTY TRANSACTIONS

As of January 31, 2015, and 2014, respectively, related parties are due a total of $244,295 and $97,241, which is comprised of $186,045 and $38,991, respectively, in cash loans to the Company, and $58,250 and $58,250, respectively, in accrued compensation.

Related party transactions consist of the following:

	January 31, 2015	January 31, 2014
Related party payable-compensation	$58,250	$58,250

Notes payable for loans to the Company	22,000	22,000
Convertible notes payable for loans to the Company	164,045	16,991
Total related party loans	186,045	38,991
Total related party transactions	$244,295	$97,241

On November 15, 2013, the Company entered into an Employment Agreement with Mr. Michael J. Borkowski (the “2013 Employment Agreement”) to serve as the Company’s President, CEO, and Director. The Employment Agreement, which replaces a 2012 Employment Agreement, is for a term of one (1) year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 400,000 shares of the Company’s common stock at par, which vest periodically beginning February 15, 2014, at 100,000 shares per vesting period through November 15, 2014 (the “2013 Stock Award”). In connection with the Stock Award, $640,000 has been recorded as deferred compensation, which has been fully expensed in the current year. The 2013 Employment Agreement expired on November 15, 2014.

On November 15, 2014, the Company entered into a new Employment Agreement with Mr. Borkowski (the “2014 Employment Agreement”). The Employment Agreement is for a term of one (1) year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 1,000,000 shares of the Company’s common stock at par, which vest periodically beginning November 15, 2014, at 250,000 shares per vesting period through November 15, 2015 (the “2014 Stock Award”). In connection with the 2014 Stock Award, $400,000 has been recorded as deferred compensation, of which $100,000 has been expensed in the current year. There remains $300,000 in deferred compensation to be amortized over the next 10 months.

As of January 31, 2015 and 2014, $750 has been recorded as prepaid related party compensation under the 2013 Employment Agreement, and $59,000 has been recorded as unpaid compensation under the 2012 Employment Agreement.

On November 4, 2013, the Company issued a Promissory Note (the “Note”) in the amount of $22,000 to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, for cash loans made to the Company.  The Note bears interest at a rate of 5% per annum and is due within ninety (90) days of written demand. As of January 31, 2015, the Note remains unpaid, and no demand has been made. Interest in the amount of $1,365 and $265 has been accrued as of January 31, 2015 and 2014, respectively, and is included as an accrued expense on the accompanying balance sheets.

On January 31, 2014, the Company issued a Convertible Promissory Note (the “Convertible Note”) in the amount of $16,991 to Eco Science Solutions International, Inc., for cash loans made to the Company.  Modifications to the Convertible Note have been made through January 31, 2015, to increase the principal by $147,054, representing additional cash loans made to the Company for overhead advances. The Convertible Note bears interest at a rate of 5% per annum, matures in one (1) year, or January 31, 2016, and is convertible into the Company’s common stock at a rate equal to the fair market value on the date of conversion. As of January 31, 2015, the Note remains unpaid, and no demand has been made. Interest in the amount of $2,941 and $0 has been accrued as of January 31, 2015 and 2014, respectively, and is included as an accrued expense on the accompanying balance sheets.

On April 9, 2014, in connection with the conversion of certain preferred stock, Domenic Marciano, the Company’s chairman, was issued 19,866,668 of the Company’s common stock (Note 6).

As of January 31, 2015 and 2014, respectively, the Company has accrued $4,306 and $265 in interest on related party loans.

NOTE 5: COMMITMENTS AND CONTINGENCIES

On December 4, 2013, the Company (the “Company,” the “Licensee”) executed an Agreement of the License of Intellectual Property (“License Agreement”) dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation (“Licensor”), for the license of certain US and Canadian Patent Pending Applications in perpetuity.  In connection with the terms and conditions of the License Agreement, the Company will pay Licensor a royalty equal to three percent (3%) of Gross Revenues (the “Gross Revenues”) earned in connection with the Patent License, payable on a quarterly basis.  As of January 31, 2015, no Gross Revenues have been earned.

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

As of January 31, 2015 and 2014, respectively, no shares and 2,500,000 shares of the Company’s preferred stock were issued and outstanding.

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

On February 15, 2014, in accordance with his 2013 Employment Agreement, the Company issued 100,000 shares of restricted common stock, valued at $160,000, to its President for cash in the amount of $100. As a result, deferred compensation was reduced by $160,000, and additional paid in capital was reduced by $9,900.

On March 15, 2014, in accordance with his 2013 Employment Agreement, the Company issued 100,000 shares of restricted common stock, valued at $160,000, to its President for cash in the amount of $100. As a result, deferred compensation was reduced by $160,000, and additional paid in capital was reduced by $9,900.

On April 4, 2014, the Company received notice from Eco Science Solutions International, Inc. to convert 100% of the Series “A” preferred shares into restricted common shares on a 10 for 1 basis.  As a result, on April 9, 2014, 25,000,000 shares of the Company’s restricted common stock was issued, and $2,765,000 was recorded as additional paid in capital.

On April 29, 2014, the Company received notice from two holders of a Convertible Note Payable to convert principal in the amount of $6,450 into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 2,150,000 unrestricted shares of the Company’s common stock, with a par value of $215,000, were issued to the note holder, and additional paid in capital was reduced by $208,550.

On June 27, 2014, the Company received notice from the holder of a $3,000 Convertible Note Payable to convert 100% of principal into the Company’s common stock at the conversion rate of $0.003 per share.  As a result, 1,000,000 unrestricted shares of the Company’s common stock, with a par value of $100,000, were issued to the note holder, and additional paid in capital was reduced by $97,000.

On July 15, 2014, in accordance with his 2013 Employment Agreement, the Company issued 100,000 shares of restricted common stock, valued at $160,000, to its President for cash in the amount of $100. As a result, additional paid in capital was reduced by $9,900.

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

On November 15, 2014, in accordance with his 2013 Employment Agreement, the Company issued 100,000 shares of restricted common stock, valued at $160,000, to its President for cash in the amount of $100. As a result, deferred compensation was reduced by $160,000, and additional paid in capital was reduced by $9,900.

On November 15, 2014, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its President for cash in the amount of $250. As a result, additional paid in capital was reduced by $24,750.

During the years ended January 31, 2015 and 2014, respectively, a total of $945,000 and $2,084,167 in deferred compensation has been expensed. There remains $453,750 and $358,750, respectively, in deferred compensation as of January 31, 2015 and 2014, to be expensed over the next 10 months.

As of January 31, 2015 and 2014, respectively, 30,643,001 and 443,001 shares of the Company’s common stock were issued and outstanding.

NOTE 8: WARRANTS AND OPTIONS

The following table represents the number of options currently granted under the 2012 Employee Stock Option Plan:

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	5,000,000	2.75	$500,000	$0.10
$0.25	1,500,000	2.75	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 31, 2014	6,500,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at January 31, 2015	6,500,000	$0.20

As of January 31, 2015 and 2014, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $205,000 and $2,084,617 has been expensed during the years ended January 31, 2015 and 2014, respectively. There remains $153,750 and $358,750 of deferred compensation as of January 31, 2015 and 2014, respectively.

NOTE 9: RESTRICTED STOCK AWARDS

On February 15, 2014, in connection with a certain Employment Agreement dated November 15, 2013, its President was awarded the right to purchase 400,000 shares of the Company’s restricted common stock (the “Restricted Stock Units”, “RSUs”) at a per share price of $0.001 (the “2013 Stock Award”).  The 2013 Stock Award, valued at $640,000, vested periodically over the period beginning February 15, 2014 through November 15, 2014, at 100,000 RSUs per vesting period.  During the year ended January 31, 2015, the Company recorded deferred compensation in the amount of $640,000, which has been fully expensed in the current year for the 400,000 RSUs vested through January 31, 2015.

On November 15, 2014, in connection with a certain Employment Agreement dated November 15, 2014, its President was awarded the right to purchase 1,000,000 shares of the Company’s restricted common stock  at a per share price of $0.001 (the “2014 Stock Award”).  The 2014 Stock Award, valued at $400,000, vests periodically over the period beginning November 15, 2014 through November 15, 2015, at 250,000 RSUs per vesting period. During the year ended January 31, 2015, the Company recorded deferred compensation in the amount of $400,000, of which $100,000 has been expensed in the current year for the 250,000 RSUs vested through November 31, 2014.  There remains $300,000 in deferred compensation to be amortized over the next 10 months.

Restricted Stock Units Activity		Weighted
	Number	Average
	of RSUs	Exercise Price
Outstanding at January 31, 2014	––	––
Awarded	1,400,000	$0.001
Exercised / Vested	(650,000)	$0.001
Expired / Cancelled	––	––
Outstanding at January 31, 2015	750,000	$0.001

As of January 31, 2015, the Company has awarded a total of 1,400,000 Restricted Stock Units. In connection with the Stock Awards, a total of $1,040,000 has been recorded as deferred compensation, of which $740,000 has been expensed during the year ended January 31, 2015. There remains $300,000 of deferred compensation as of January 31, 2015, to be amortized over the next 10 months.

NOTE 10: DISCONTINUED OPERATIONS

On January 9, 2014, the Company completed the spin-off of its subsidiary, Eaton Scientific Systems, Ltd (the “Eaton Sub”).

As consideration for the sale of the Eaton Sub, the Company’s shareholders of record on November 25, 2013, received shares in the Eaton Sub on a one-for-one basis at the completion of the spin off.

As a result of the spin off, the net assets of the Eaton Sub were written off during the year ended January 31, 2014.  The results of operations for the year ended January 31, 2014, reflect activity of the Eaton Sub up to the finalization of the spin-off on January 9, 2014 [1].

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

NOTE 11: INCOME TAXES

The components of the net change in deferred tax asset at January 31, 2015 and 2014, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	January 31, 2015	January 31, 2014

Income (loss) before taxes:
Continuing operations	$(1,090,336)	$(7,452,402)
Discontinued operations	––	209,046
Total income (loss) before taxes	(1,090,336)	(7,243,356)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(370,600)	$(2,462,800)
Non-deductible expenses	––	1,200
Change in valuation allowance	370,600	2,451,600
Reported income taxes	$––	$––

The significant components of the cumulative deferred income tax assets and liabilities at January 31, 2015 and 2014, are as follows:

	January 31, 2015	January 31, 2014
Deferred tax assets:
Continuing operations:
Net operating loss carry forward	$2,990,600	$2,620,000
Less valuation allowance	(2,990,600)	(2,620,000)
Net deferred tax asset - continuing operations	$––	$––

Discontinued operations:
Net operating loss carry forward	$61,900	$61,900
Less valuation allowance	(61,900)	(61,900)
Net deferred tax asset - discontinued operations	$––	$––

NOTE 12: SUBSEQUENT EVENTS

On March 15, 2015, in accordance with his Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its President for cash in the amount of $250. As a result, additional paid in capital was reduced by $24,750.

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

As of January 31, 2015, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of January 31, 2015, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended January 31, 2015, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of January 31, 2015:

Name	Position(s) Held	Age	Date first Elected or Appointed
Michael J. Borkowski	President, Chief Executive Officer, Chief Financial Officer, Director	40	August 22, 2012
Domenic Marciano	Chairman Secretary, Treasurer	50	November 21, 2013 December 6, 2013
Mark Dilley	Director	45	November 21, 2013

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended January 31, 2015, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended January 31, 2015, and the representations made by the reporting persons to the Company, the Company believes that during the year ended January 31, 2015, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)

its principal executive officer;

(b)

each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2015 and 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended January 31, 2015 and 2014.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
	FYE	Salary	Bonus	Stock Award	Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Jan 31	($)	($)	($)	($)		($)	($)	($)		($)
Michael J. Borkowski President, CEO, CFO, Director	2015	21,000	None	740,000 [3]	None		None	None	None		761,000
	2014	3,750	None	None	1,879,167	[3]	None	None	53,000	[1]	1,935,917
Domenic Marciano Secretary, Treasurer, Chairman	2015	None	None	None	None		None	None	None		None
	2014	None	None	None	None		None	None	None		None
David Stark Consultant	2015	None	None	None	205,000	[3]	None	None	None		205,000
	2014	None	None	None	205,000	[3]	None	None	8,000		213,000
Edward W. Withrow III Former Chairman	2015	None	None	None	None		None	None	None		None
	2014	None	None	None	None		None	None	170,250	[2]	170,250
[1]		Compensation earned, but accrued and deferred by Company.
[2]		Compensation earned, but accrued and deferred by former subsidiary, Eaton Scientific Systems, Ltd.
[3]		Represents vested awards and options only.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On November 15, 2013, the Company entered into an employment agreement with Mr. Michael J. Borkowski (the “2013 Employment Agreement”) to serve as President, CEO, and Director. The Employment Agreement, which replaces a 2012 Employment Agreement, is for a term of one year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 400,000 shares of the Company’s common stock at par, which vest periodically beginning February 15, 2014, at 100,000 shares per vesting period through November 15, 2014.

On November 15, 2014, the Company entered into a new Employment Agreement with Mr. Borkowski (the “2014 Employment Agreement”). The Employment Agreement is for a term of one (1) year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 1,000,000 shares of the Company’s common stock at par, which vest periodically beginning November 15, 2014, at 250,000 shares per vesting period through November 15, 2015 (the “2014 Stock Award”). In connection with the 2014 Stock Award, $400,000 has been recorded as deferred compensation, of which $100,000 has been expensed in the current year. There remains $300,000 in deferred compensation to be amortized over the next 10 months.

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

Equity Compensation Plan

On September 1, 2012, the Company adopted the Employee Stock Option Plan (“2012 Plan”), wherein 25,000,000 shares of common stock were reserved for issuance. The 2012 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options.  As of January 31, 2015, the Company has granted a total of 6,500,000 options to purchase common stock shares.

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

Stock Options/SAR Grants

The Company granted no stock options to directors and officers through the 2012 Plan during the years ended January 31, 2015 and 2014.

Restricted Stock Awards

On November 15, 2013, Michael Borkowski was granted the right to purchase 400,000 shares of the Company’s common stock at par.  The restricted stock award vested periodically beginning February 15, 2014, at 100,000 shares per vesting period, through November 15, 2014. As of January 31, 2015, the stock award is fully vested.

On November 15, 2014, Mr. Borkowski was granted the right to purchase 1,000,000 shares of the Company’s common stock at par.  The restricted stock award vests periodically beginning November 15, 2014, at 250,000 shares per vesting period, through November 15, 2015. As of January 31, 2015, 250,000 restricted stock units have vested.

No other restricted stock awards have been granted during the years ended January 31, 2015 and 2014.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the year ended January 31, 2015 and 2014, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

	Number of	Number of
	Options/Awards	Options/Awards	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Stock Options
Michael J. Borkowski	5,000,000	––	$0.10	09/01/2017
David Stark	1,125,000	375,000	$0.25	09/01/2017
	6,125,000	375,000
Restricted Stock Award
Michael J. Borkowski	650,000	300,000	$0.001	N/A

Total Outstanding Equity Awards	6,775,000	675,000

As of January 31, 2015 and 2014, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $205,000 and $2,084,617 has been expensed during the years ended January 31, 2015 and 2014, respectively. There remains $153,750 and $358,750 of deferred compensation as of January 31, 2015 and 2014, respectively.

As of January 31, 2015, the Company has awarded a total of 1,400,000 Restricted Stock Units. In connection with the Stock Awards, a total of $1,040,000 has been recorded as deferred compensation, of which $740,000 has been expensed as of January 31, 2015. There remains $300,000 of deferred compensation as of January 31, 2015, to be amortized over the next 10 months.

There were no other outstanding equity awards as of the years ended January 31, 2015 and 2014, by any officer or director of the Company.

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

Pension, Retirement or Similar Benefit Plans

As of January 31, 2015, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2015, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock [2]
Domenic Marciano 71 Gregory Scott Court Woodbridge, ON Canada L4H1K7	20,094,038		65.04%
Grigorio Broudno 25 Melody Road North York, ON Canada M9M 1C9	4,996,667		16.08%
Michael J. Borkowski 3250 NE 1st Avenue, Suite 305 Miami, FL 33137	900,000 5,000,000 500,000	[3] [4]	2.91% [3] [4]
Total	25,290,705 5,000,000 500,000	ESOP RSA	84.03% [3] [4]
[1]	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.
[2]	Based upon 30,893,001 shares issued and outstanding as of April 15, 2015.
[3]	Stock options granted under the 2012 Plan, fully vested and exercisable.
[4]	Unvested Restricted Stock Awards granted in accordance with the Employment Agreement dated November 15, 2014.

Directors and Officers as a Group (2 shareholders)	20,994,038		67.96%
More than 5% ownership (1 shareholder)	4,996,667		16.08%
Total	25,290,705		84.03%

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended January 31, 2015, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

On November 15, 2013, the Company entered into an Employment Agreement with Mr. Michael J. Borkowski (the “2013 Employment Agreement”) to serve as the Company’s President, CEO, and Director. The Employment Agreement, which replaces a 2012 Employment Agreement, is for a term of one (1) year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 400,000 shares of the Company’s common stock at par, which vest periodically beginning February 15, 2014, at 100,000 shares per vesting period through November 15, 2014 (the “2013 Stock Award”). The Stock Award, valued at $640,000, is fully vested as of January 31, 2015.

On November 15, 2014, the Company entered into a new Employment Agreement with Mr. Borkowski (the “2014 Employment Agreement”). The Employment Agreement is for a term of one (1) year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 1,000,000 shares of the Company’s common stock at par, which vest periodically beginning November 15, 2014, at 250,000 shares per vesting period through November 15, 2015 (the “2014 Stock Award”). In connection with the 2014 Stock Award, valued at $400,000, 250,000 shares have vested as of January 31, 2015, valued at $100,000. There remains 750,000 unvested RSUs as of January 31, 2015, valued at $300,000, to be amortized over the next 10 months.  As of January 31, 2015 and 2014, $750 has been recorded as prepaid related party compensation under the 2013 Employment Agreement, and $59,000 has been recorded as unpaid compensation under the 2012 Employment Agreement.

On November 4, 2013, the Company issued a Promissory Note (the “Note”) in the amount of $22,000 to Eco Science Solutions International, Inc., a company controlled by Domenic Marciano, the Company’s chairman, for cash loans made to the Company.  The Note bears interest at a rate of 5% per annum and is due within ninety (90) days of written demand. As of January 31, 2015, the Note remains unpaid, and no demand has been made.  Interest in the amount of $1,365 and $265 has been accrued as of January 31, 2015 and 2014, respectively.

On January 31, 2014, the Company issued a Convertible Promissory Note (the “Convertible Note”) in the amount of $16,991 to Eco Science Solutions International, Inc., for cash loans made to the Company.  Modifications to the Convertible Note have been made through January 31, 2015, to increase the principal by $147,054, representing additional cash loans made to the Company for overhead advances. The Convertible Note bears interest at a rate of 5% per annum, matures in one (1) year, or January 31, 2016, and is convertible into the Company’s common stock at a rate equal to the fair market value on the date of conversion. As of January 31, 2015, the Note remains unpaid, and no demand has been made. Interest in the amount of $2,941 and $0 has been accrued as of January 31, 2015 and 2014, respectively, and is included as an accrued expense on the accompanying balance sheets.

On April 9, 2014, in connection with the conversion of certain preferred stock, Domenic Marciano, the Company’s chairman, was issued 19,866,668 of the Company’s common stock.

As of January 31, 2015, and 2014, respectively, related parties are due a total of $244,295 and $97,241, which is comprised of $186,045 and $38,991, respectively, in cash loans to the Company, and $58,250 and $58,250, respectively, in accrued compensation.

As of January 31, 2015 and 2014, respectively, the Company has accrued $4,306 and $265 in interest on related party loans.

On February 15, 2014, in accordance with his 2013 Employment Agreement, the Company issued 100,000 shares of restricted common stock, valued at $160,000, to its President for cash in the amount of $100

On March 15, 2014, in accordance with his 2013 Employment Agreement, the Company issued 100,000 shares of restricted common stock, valued at $160,000, to its President for cash in the amount of $100.

On April 4, 2014, the Company received notice from Eco Science Solutions International, Inc. to convert 100% of the Series “A” preferred shares into restricted common shares on a 10 for 1 basis.  As a result, on April 9, 2014, 25,000,000 shares of the Company’s restricted common stock was issued.

On July 15, 2014, in accordance with his 2013 Employment Agreement, the Company issued 100,000 shares of restricted common stock, valued at $160,000, to its President for cash in the amount of $100.

On November 15, 2014, in accordance with his 2013 Employment Agreement, the Company issued 100,000 shares of restricted common stock, valued at $160,000, to its President for cash in the amount of $100.

On November 15, 2014, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its President for cash in the amount of $250.

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

The aggregate fees billed or to be billed for the most recently completed fiscal years ended January 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2015	January 31, 2014
Audit Fees	$11,500	$11,500
Audit Related Fees	23	23
Tax Fees	300	300
All Other Fees	0	0
Total	$11,823	$11,823

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
10.14

Agreement of the License of Intellectual Property between Eaton Scientific Systems, Inc. and Eco Science Solutions International, Inc. dated November 4, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 6, 2013)

10.15

Employment Agreement between Eaton Scientific Systems, Inc. and Michael J. Borkowksi dated November 15, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 14, 2014)

10.16*	Employment Agreement between Eco Science Solutions, Inc. and Michael J. Borkowksi dated November 15, 2014
(16)	Letters on Change in Certifying Auditor
16.1	Letter from GBH CPA’s, PC dated November 2, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed December 12, 2013)
16.2	Letter from Stan JH Lee, CPA dated December 5, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed December 12, 2013)
(23)	Consents of Experts and Counsel
23.1	Letter from GBH CPA’s, PC dated July 21, 2010 (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
23.2	Deleted and replaced by Exhibit 23.4
23.3	Letter from Seale and Beers, CPAs dated May 15, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 16, 2013)
23.4	Letter from Seale and Beers, CPAs dated December 11, 2013
23.5	Letter from Seale and Beers, CPAs dated May 13, 2014
23.6*	Letter from Seale and Beers, CPAs dated April 30, 2015
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(99)	Other Documents
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

ECO SCIENCE SOLUTIONS, INC.

Dated: May 1, 2015	/s/ Michael J. Borkowski
Michael J. Borkowski
President, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 1, 2015	/s/ Michael J. Borkowski
Michael J. Borkowski
President Chief Executive Officer, Chief Financial Officer, and Director

Dated: May 1, 2015	/s/ Domenic Marciano
Domenic Marciano
Chairman

Dated: May 1, 2015	/s/ Mark Dilley
Mark Dilley
Director