Form 10-Q
period 2015-04-30
ECO SCIENCE SOLUTIONS, INC.
filed 2015-06-12
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

30,893,001 Common Shares issued and outstanding as of June 11, 2015

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I-FINANCIAL INORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the three month period ended April 30, 2015 form a part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended January 31, 2015 on Form 10-K, as filed with the Securities and Exchange Commission on May 1, 2015.

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	April 30, 2015	January 31, 2015
ASSETS
Current assets
Cash	$9,932	$13,322
Total current assets	9,932	13,322

TOTAL ASSETS	$9,932	$13,322

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$47,991	$43,126
Related party payable	59,750	58,250
Notes payable-short-term-related party	22,000	22,000
Notes payable-short-term-related party-convertible	174,045	164,045
Total current liabilities	303,786	287,421

Long term liabilities
Notes payable-convertible	236,350	236,350
Total long term liabilities	236,350	236,350
Total liabilities	540,136	523,771

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none issued and outstanding at April 30, 2015 and January 31, 2015, respectively	––	––
Common stock, $0.10 par, 650,000,000 shares authorized, 30,893,001 and 30,643,001 issued and outstanding at April 30, 2015 and January 31, 2015, respectively	3,089,300	3,064,300
Additional paid in capital-common	5,534,628	5,408,128
Subscriptions receivable	(250)	––
Accumulated deficit	(9,153,882)	(8,982,877)
Total stockholders' deficit	(530,204)	(510,449)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,932	$13,322

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	For the three months ended
	April 30, 2015	April 30, 2014
Revenue	$––	$––
Cost of revenues	––	––
Gross profit	––	––

General and administrative expenses	14,029	24,217

Net operating loss	(14,029)	(24,217)

Other income (expenses)
Interest expense	(5,726)	(4,132)
Amortization of stock options	(151,250)	(371,250)
Total other income (expenses)	(156,976)	(375,382)

Net loss	$(171,005)	$(399,599)

Net loss per common share - basic and diluted	$(0.01)	$(0.05)

Weighted average common shares outstanding - basic and diluted	30,772,214	8,186,821

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	April 30, 2015	April 30, 2014
Cash flows from operating activities:
Net loss	$(171,005)	$(399,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock options/stock compensation	151,250	371,250
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	4,865	(8,752)
Increase in related party payables	1,500	475
Net cash used in operating activities	(13,390)	(36,626)

Cash flows from financing activities:
Proceeds from related party loans	10,000	35,500
Net cash provided by financing activities	10,000	35,500

Net decrease in cash	(3,390)	(1,126)

Cash-beginning of period	13,322	5,684

Cash-end of period	$9,932	$4,558

NON-CASH ACTIVITIES
Conversion of preferred stock to common stock	$––	$5,265,000
Conversion of debt to common stock	$––	$3,000
Subscriptions receivable	$250	$––

SUPPLEMENTAL DISCLOSURES
Interest paid	$––	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2015

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

The accompanying unaudited consolidated financial statements of Eco Science Solutions, Inc., (the “Company” or “ESSI”) have been prepared in accordance with generally accepted accounting principles.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended January 31, 2015. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements have been omitted.

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

The Company acquired an exclusive license to a unique automotive product, the EcoFlora Spark Plug (the “EcoFlora Plug”), with a proprietary technology, that has the potential to be uniquely positioned in the automotive parts business in the United States and International automotive parts marketplace.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2015, the Company had a working capital deficit from continuing operations of $293,854, and an accumulated deficit of $9,153,882. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of April 30, 2015 and January 31, 2015, respectively, the Company had no cash equivalents.

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

Return to Top

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

NOTE 3: NOTES PAYABLE

Notes payable consists of an unsecured convertible promissory note in the modified principal sum of $236,350. The note bears interest at a rate of 6% per annum, is due January 31, 2017, and is convertible into the Company’s common stock at a rate of $0.003 per share.

As of April 30, 2015 and January 31, 2015, the Company has accrued $33,957 and $30,499, respectively, in interest on notes payable.

NOTE 4: RELATED PARTY TRANSACTIONS

As of April 30, 2015 and January 31, 2015, related parties are due a total of $255,795 and $244,295, respectively, which is comprised of $196,045 and $186,045, respectively, in cash loans to the Company, and $59,750 and $58,250, respectively, in accrued compensation.

Related party transactions consist of the following:

	April 30, 2015	January 31, 2015
Related party payable-compensation	$59,750	$58,250

Notes payable for loans to the Company	22,000	22,000
Convertible notes payable for loans to the Company	174,045	164,045
Total related party loans	196,045	186,045
Total related party transactions	$255,795	$244,295

Related party notes payable consists of an unsecured promissory note in the principal sum of $22,000 for cash loans made to the Company as of April 30, 2015 and January 31, 2015.  The note bears interest at a rate of 5% per annum and is due within ninety (90) days of written demand.  Interest in the amount of $1,633 and $1,365 has been accrued as of April 30, 2015 and January 31, 2015, respectively, and is included as an accrued expense on the accompanying balance sheets.

Related party convertible notes payable consists of an unsecured promissory note in the modified principal sum of $174,045 and $164,045, respectively, for cash loans made to the Company as of April 30, 2015 and January 31, 2015.  The convertible note bears interest at a rate of 5% per annum, matures in nine (9) months, or January 31, 2016, and is convertible into the Company’s common stock at a per share rate equal to the fair market value on the date of conversion. Interest in the amount of $4,941 and $2,941 has been accrued as of April 30, 2015 and January 31, 2015, respectively, and is included as an accrued expense on the accompanying balance sheets.

As of April 30, 2015 and January 31, 2015, the Company has accrued $6,574 and $4,306, respectively, in interest on related party loans.

Return to Top

NOTE 5: COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.10.

On March 15, 2015, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its President for cash in the amount of $250. As a result, additional paid in capital was reduced by $24,750.

During the three months ended April 30, 2015 and the year ended January 31, 2015, respectively, a total of $151,250 and $945,000 in deferred compensation has been expensed. There remains $302,500 and $453,750, respectively, in deferred compensation as of April 30, 2015 and January 31, 2015, to be expensed over the next 7 months.

As of April 30, 2015 and January 31, 2015, respectively, 30,893,001 and 30,643,001 shares of the Company’s common stock were issued and outstanding.

NOTE 6: WARRANTS AND OPTIONS

The following table represents the number of options currently granted under the 2012 Employee Stock Option Plan:

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	5,000,000	2.50	$500,000	$0.10
$0.25	1,500,000	2.50	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 31, 2015	6,500,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at April 30, 2015	6,500,000	$0.20

As of April 30, 2015 and January 31, 2015, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $51,250 and $205,000 has been expensed during the three months ended April 30, 2015 and the year ended January 31, 2015, respectively. There remains $102,500 and $153,250 of deferred compensation as of April 30, 2015 and January 31, 2015, respectively.

NOTE 7: RESTRICTED STOCK AWARDS

The following table represents the number of Restricted Stock Units awarded (the "Stock Awards"):

Restricted Stock Units Activity		Weighted
	Number	Average
	of RSUs	Exercise Price
Outstanding at January 31, 2015	750,000	$0.001
Awarded	––	––
Exercised / Vested	(250,000)	$0.001
Expired / Cancelled	––	––
Outstanding at January 31, 2015	500,000	$0.001

As of April 30, 2015 and  January 31, 2015, the Company has awarded a total of 1,400,000 Restricted Stock Units. In connection with the Stock Awards, a total of $1,040,000 has been recorded as deferred compensation, of which $100,000 and  $740,000 has been expensed during the three months ended April 30, 2015 and the year ended January 31, 2015, respectively. There remains $200,000 and $300,000 in deferred compensation as of April 30, 2015 and  January 31, 2015, respectively, to be amortized over the next 7 months.

NOTE 8: INCOME TAXES

The components of the net change in deferred tax asset at April 30, 2015 and January 31, 2015, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	April 30, 2015	January 31, 2015

income (loss) before taxes	$(171,005)	$(1,090,336)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(58,200)	$(370,600)
Non-deductible expenses	––	––
Change in valuation allowance	58,200	370,600
Reported income taxes	$––	$––

The significant components of the cumulative deferred income tax assets and liabilities at April 30, 2015 and January 31, 2015, are as follows:

	April 30, 2015	January 31, 2015
Deferred tax assets:
Net operating loss carry forward	$3,048,800	$2,990,600
Less valuation allowance	(3,048,800)	(2,990,600)
Net deferred tax asset	$––	$––

Return to Top

NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to April 30, 2015, and has determined that there have been no events that would require disclosure.

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

Return to Top

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

The Company is currently in the testing stages, and intends to validate its technology and then and manufacture and sell the technology.  At April 30, 2015, the Company has not yet commenced its principal operations.

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the three months ended April 30, 2015 and the year ended January 31, 2015, which are included herein.

.

	For the three months ended
	April 30, 2015	April 30, 2014
Continuing operations:
Revenue	$––	$––

Cost of revenues	$––	$––

Gross profit	$––	$––

General and administrative expenses	$14,029	$24,217

Operating (loss)	$(14,029)	$(24,217)

Interest expense	$(5,726)	$(4,132)

Amortization of stock options/compensation	$(151,250)	$(371,250)

Net loss	$(171,005)	$(399,599)

Revenue

The Company has not yet launched its major business activity, which is automotive spark plug manufacturing and distribution.

Cost of sales

The Company has not yet launched its major business activity, which is automotive spark plug manufacturing and distribution.

General and Administrative Expenses

	For the three months ended
	April 30,
	2015	2014	Variance
Legal, accounting and audit fees	$6,002	$9,557	$(3,555)
Management and consulting fees	4,500	5,100	(600)
Research and development	––	4,000	(4,000)
Transfer agent and filing fees	1,636	1,499	137
Office supplies and other general expenses	1,891	4,061	(2,170)
Total general and administrative expenses	$14,029	$24,217	$(10,188)

General and administrative expenses from continuing operations in the amount of $14,029 for the three months ended April 30, 2015, were comprised of $6,002 of legal and accounting fees, $4,500 of management and consulting fees, and $3,527 of office, overhead and other general and administrative expenses.

Return to Top

General and administrative expenses from continuing operations in the amount of $24,217 for the three months ended April 30, 2014, were comprised of $9,557 of legal and accounting fees, $5,100 of management and consulting fees, $4,000 of research and development, and $5,560 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations for the three months ended April 30, 2015, were $14,029 as compared to $24,217 for the three months ended April 30, 2014, which resulted in an decrease in general and administrative expenses for the current period of $10,188.

Significant changes in general and administrative expenses from continuing operations for the three months ended April 30, 2015, compared to the three months ended April 30, 2014, resulting in a decrease of $10,188, were attributable to the following items:

•

a decrease in legal, accounting and audit fees of $3,555, due to a decrease in legal fees of $3,957 resulting from prior year corporate matters not incurred in the same period for the current year; and an increase in accounting fees of $402 for quarterly accounting and tax preparation fees not incurred in the prior year;

•

a decrease in management fees of $600 due to a reduction in executive compensation;

•

a decrease in research and development of $4,000 resulting from expenses incurred in the prior year not incurred in the same period for the current year;

•

a decrease in office supplies and other general expenses of $2,033 incurred in the prior year not incurred in the same period for the current year.

General and administrative expenses from continuing operations for the three months and three months ended April 30, 2015, were incurred primarily for the purpose of advancing the Company closer to its goal of the manufacturing and distribution of its high-efficiency spark plug product.

Net Loss

During the three months ended April 30, 2015, the Company incurred a net loss from continuing operations of $171,005 compared with a net loss of $399,599 for the three months ended April 30, 2014. The decrease in net loss of $228,594 is attributable to a decrease in general and administrative expenses of $10,188; an increase in interest expense of $1,594, resulting from an increase in notes payable; and a decrease in amortization of deferred stock option compensation of $220,000.

Liquidity and Capital Resources

Working Capital	April 30, 2015	January 31, 2015	Increase (Decrease)

Current assets	$9,932	$13,322	$(3,390)
Current liabilities	303,786	287,421	16,365
Working capital (deficit)	$(293,854)	$(274.099)	$(19,755)

As at April 30, 2015, the Company had cash from continuing operations in the amount of $9,932, compared to $13,322 as of January 31, 2015.

The Company had a working capital deficit of $293,854 as of April 30, 2015, compared to a working capital deficit of $274,099 as of January 31, 2015. The increase in working capital deficit of $19,755 is primarily attributable to a decrease in cash of $3,390; an increase in accounts payable and accrued expenses of $4,865; an increase in related party compensation payable of $1,500; and an increase in related party loans of $10,000.

Cash Flows	For the three months ended
	April 30, 2015	April 30, 2014	Increase (Decrease)
Net cash used in operating activities	$(13,390)	$(36,626)	$(23,236)
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	10,000	35,500	25,500
Net decrease in cash	$(3,390)	$(1,126)	$(2,264)

Cash flows from operating activities-continuing operations

During the three months ended April 30, 2015, the Company used $13,390 of cash flow for operating activities, compared with $36,626 for the three months ended April 30, 2014. The decrease in cash used in operating activities of $23,236 is primarily attributable to a decrease in the net loss from operations of $228,594, a decrease in deferred stock compensation amortization of $220,000, an increase in accounts payable and accrued expenses of $13,617, and an increase in related party payable of $1,025.

Cash flows from investing activities-continuing operations

During the three months ended April 30, 2015 and 2014, the Company used no funds for investing activities.

Cash flows from financing activities-continuing operations

During the three months ended April 30, 2015, the Company was provided with $10,000 of cash flow from financing activities compared with $35,500 during the three months ended April 30, 2014. The decrease in cash flows provided from financing activities of $25,500 is attributable to a decrease in related party loans.

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

Return to Top

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities as a going concern in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2015, the Company had a working capital deficit from continuing operations of $293,854, and an accumulated deficit of $9,153,882. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated unaudited financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s financial statements is critical to an understanding of its consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of April 30, 2015, no revenue has been recognized, as the Company has not commenced operations.

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

Return to Top

As of April 30, 2015, the end of the Company’s quarterly period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended April 30, 2015, that have materially, or are reasonably likely to materially, affect the Company’s internal controls over financial reporting.

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

Recent Sales of Unregistered Securities

On March 15, 2015, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its President for cash in the amount of $250. As a result, additional paid in capital was reduced by $24,750.

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

10.16	Employment Agreement between Eco Science Solutions, Inc. and Michael J. Borkowksi dated November 15, 2014 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 1, 2015)
(16)	Letters on Change in Certifying Auditor
16.1	Letter from GBH CPA’s, PC dated November 2, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed December 12, 2013)
16.2	Letter from Stan JH Lee, CPA dated December 5, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed December 12, 2013)
(23)	Consents of Experts and Counsel
23.1	Letter from GBH CPA’s, PC dated July 21, 2010 (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
23.2	Deleted and replaced by Exhibit 23.4
23.3	Letter from Seale and Beers, CPAs dated May 15, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 16, 2013)
23.4	Letter from Seale and Beers, CPAs dated December 11, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed January 15, 2014)
23.5	Letter from Seale and Beers, CPAs dated May 13, 2014 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 14, 2014)
23.6	Letter from Seale and Beers, CPAs dated April 30, 2015 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 1, 2015)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(99)	Other Documents
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

ECO SCIENCE SOLUTIONS, INC.

Dated: June 11, 2015	/s/ Michael J. Borkowski
Michael J. Borkowski
President, Chief Executive Officer, Chief Financial Officer and Director

Return to Top