Form 10-Q
period 2015-07-31
ECO SCIENCE SOLUTIONS, INC.
filed 2015-09-17
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

26,176,334 Common Shares issued and outstanding as of September 12, 2015

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I-FINANCIAL INORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the three month period ended July 31, 2015 form a part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended January 31, 2015 on Form 10-K, as filed with the Securities and Exchange Commission on May 1, 2015.

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	July 31, 2015	January 31, 2015
ASSETS
Current assets
Cash	$9,023	$13,322
Total current assets	9,023	13,322

TOTAL ASSETS	$9,023	$13,322

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$55,879	$43,126
Related party payable	55,250	58,250
Notes payable-short-term-related party	––	22,000
Notes payable-short-term-related party-convertible	216,045	164,045
Total current liabilities	327,174	287,421

Long term liabilities
Notes payable-convertible	236,350	236,350
Total long term liabilities	236,350	236,350
Total liabilities	563,524	523,771

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none issued and outstanding at July 31, 2015 and January 31, 2015, respectively	––	––
Common stock, $0.10 par, 650,000,000 shares authorized, 31,143,001 and 30,643,001 issued and outstanding at July 31, 2015 and January 31, 2015, respectively	3,114,300	3,064,300
Additional paid in capital-common	5,661,128	5,408,128
Subscriptions receivable	(250)	––
Accumulated deficit	(9,329,679)	(8,982,877)
Total stockholders' deficit	(554,501)	(510,449)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,023	$13,322

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	For the three months ended		For the six months ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Revenue	$––	$––	$––	$––
Cost of revenues	––	––	––	––
Gross profit	––	––	––	––

General and administrative expenses	18,502	16,390	32,531	40,607

Net operating loss	(18,502)	(16,390)	(32,531)	(40,607)

Other income (expenses)
Interest expense	(6,045)	(4,605)	(11,771)	(8,737)
Amortization of stock options	(151,250)	(211,250)	(302,500)	(582,500)
Total other income (expenses)	(159,295)	(215,855)	(314,271)	(591,237)

Net loss	$(175,797)	$(232,245)	$(346,802)	$(631,844)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding - basic and diluted	30,936,479	28,831,044	30,855,708	18,680,017

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	July 31, 2015	July 31, 2014
Cash flows from operating activities:
Net loss	$(346,802)	$(631,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock options/stock compensation	302,500	582,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	12,753	(8,483)
Increase (decrease) in related party payables	(3,000)	1,414
Net cash used in operating activities	(34,549)	(56,413)

Cash flows from financing activities:
Proceeds from related party loans	30,000	52,578
Subscriptions received	250	300
Net cash provided by financing activities	30,250	52,878

Net decrease in cash	(4,299)	(3,535)

Cash-beginning of period	13,322	5,684

Cash-end of period	$9,023	$2,149

NON-CASH ACTIVITIES
Conversion of preferred stock to common stock	$––	$5,265,000
Conversion of debt to common stock	$––	$9,450
Subscriptions receivable	$250	$300

SUPPLEMENTAL DISCLOSURES
Interest paid	$––	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2015

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

The Company was incorporated in the state of Nevada on December 8, 2009 under the name Pristine Solutions, Inc. Headquartered in Miami, Florida, Eco Science Solutions, Inc., a Nevada corporation, is charged with the research and exploration of eco-friendly technology and properties. On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (OTCQB.ESSI).

On November 4, 2013, through the Agreements for the License of Intellectual Property "(the "License Agreements"), the Company acquired an exclusive license to the EcoFlora Spark Plug (the “EcoFlora Plug”), a unique product with  technology for which the US Patent and Trademark Office (“USPTO”) issued Patent #8,853,925 on October 7, 2014.  Effective August 28, 2015, the License Agreements were terminated.

On August 31, 2015, the Company executed an Asset Purchase Agreement dated August 28, 2015 (the "Purchase Agreement") with Kensington Marketing, Inc., a Nevada corporation, to acquire a certain technology application known as “Stay Hydrated.”  In exchange for the technology application, the Company will issue 1,500,000 restricted shares of the Company's common stock, valued at $150,000.

The Company will continue to research and explore eco friendly technology and properties that generate revenue through advertisements connected to the application, as well as downloads of the application.

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "ESSI" shall mean Eco Science Solutions, Inc., unless otherwise indicated.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2015, the Company had a working capital deficit from continuing operations of $318,151, and an accumulated deficit of $9,329,679. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of July 31, 2015 and January 31, 2015, respectively, the Company had no cash equivalents.

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

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 is part of the Simplification Initiative, and its objective of to simplify the presentation of debt issuance costs.  This Update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is evaluating the effect, if any, adoption of ASU No. 2015-03 will have on its consolidated financial statements.

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

As of July 31, 2015 and January 31, 2015, the Company has accrued $37,532 and $30,499, respectively, in interest on notes payable.

NOTE 4: RELATED PARTY TRANSACTIONS

As of July 31, 2015 and January 31, 2015, related parties are due a total of $271,295 and $244,295, respectively, which is comprised of $216,045 and $186,045, respectively, in cash loans to the Company, and $55,250 and $58,250, respectively, in accrued compensation.

Related party transactions consist of the following:

	July 31, 2015	January 31, 2015
Related party payable-compensation	$55,250	$58,250

Notes payable for loans to the Company	––	22,000
Convertible notes payable for loans to the Company	216,045	164,045
Total related party loans	216,045	186,045
Total related party transactions	$271,295	$244,295

Return to Top

Related party convertible notes payable consists of an unsecured promissory note in the modified principal sum of $216,045 and $164,045, respectively, for cash loans made to the Company as of July 31, 2015 and January 31, 2015.  The convertible note bears interest at a rate of 5% per annum, matures in six (6) months, or January 31, 2016, and is convertible into the Company’s common stock at a per share rate equal to the fair market value on the date of conversion. Interest in the amount of $9,046 and $2,941 has been accrued as of July 31, 2015 and January 31, 2015, respectively, and is included as an accrued expense on the accompanying balance sheets.

As of July 31, 2015 and January 31, 2015, the Company has accrued $9,046 and $4,306, respectively, in interest on related party loans.

NOTE 5: COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.10.

On July 15, 2015, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its President for cash in the amount of $250. As a result, additional paid in capital was reduced by $24,750.

During the six months ended July 31, 2015 and the year ended January 31, 2015, respectively, a total of $302,500 and $945,000 in deferred compensation has been expensed. There remains $151,250 and $453,750, respectively, in deferred compensation as of July 31, 2015 and January 31, 2015, to be expensed over the next 4 months.

As of July 31, 2015 and January 31, 2015, respectively, 31,143,001 and 30,643,001 shares of the Company’s common stock were issued and outstanding.

NOTE 6: WARRANTS AND OPTIONS

The following table represents the number of options currently granted under the 2012 Employee Stock Option Plan:

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	5,000,000	2.25	$500,000	$0.10
$0.25	1,500,000	2.25	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 31, 2015	6,500,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at July 31, 2015	6,500,000	$0.20

As of July 31, 2015 and January 31, 2015, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $102,500 and $205,000 has been expensed during the six months ended July 31, 2015 and the year ended January 31, 2015, respectively. There remains $51,250 and $153,250 of deferred compensation as of July 31, 2015 and January 31, 2015, respectively.

NOTE 7: RESTRICTED STOCK AWARDS

The following table represents the number of Restricted Stock Units awarded (the "Stock Awards"):

Restricted Stock Units Activity		Weighted
	Number	Average
	of RSUs	Exercise Price
Outstanding at January 31, 2015	750,000	$0.001
Awarded	––	––
Exercised / Vested	(500,000)	$0.001
Expired / Cancelled	––	––
Outstanding at July 31, 2015	250,000	$0.001

As of July 31, 2015 and  January 31, 2015, the Company has awarded a total of 1,400,000 Restricted Stock Units. In connection with the Stock Awards, a total of $1,040,000 has been recorded as deferred compensation, of which $200,000 and  $740,000 has been expensed during the six months ended July 31, 2015 and the year ended January 31, 2015, respectively. There remains $100,000 and $300,000 in deferred compensation as of July 31, 2015 and  January 31, 2015, respectively, to be amortized over the next 4 months.

NOTE 8: INCOME TAXES

The components of the net change in deferred tax asset at July 31, 2015 and January 31, 2015, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	July 31, 2015	January 31, 2015

income (loss) before taxes	$(346,802)	$(1,090,336)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(118,000)	$(370,600)
Non-deductible expenses	––	––
Change in valuation allowance	118,000	370,600
Reported income taxes	$––	$––

Return to Top

The significant components of the cumulative deferred income tax assets and liabilities at July 31, 2015 and January 31, 2015, are as follows:

	July 31, 2015	January 31, 2015
Deferred tax assets:
Net operating loss carry forward	$3,108,600	$2,990,600
Less valuation allowance	(3,108,600)	(2,990,600)
Net deferred tax asset	$––	$––

NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to July 31, 2015, and has determined that there have been no events that would require disclosure, except the following:

Effective August 28, 2015, the Agreements for the License of Intellectual Property "(the "License Agreements") dated November 4, 2013 for the Company's exclusive license to the EcoFlora Spark Plug (the “EcoFlora Plug”) were terminated.

On August 31, 2015, the Company executed an Asset Purchase Agreement with Kensington Marketing, Inc., a Nevada corporation, dated August 28, 2015 (the "Purchase Agreement"), to purchase a certain technology application known as “Stay Hydrated.”  In exchange for the technology application, the Company will issue 1,500,000 restricted shares of the Company's common stock, valued at $150,000.

On September 3, 2015, 4,966,667 shares of the Company’s issued and outstanding common stock were cancelled by the certificate holder.  As a result of this transaction, the shares were returned to treasury, and the total issued and outstanding shares of common stock was reduced to 26,176,334 shares.

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

As used in this quarterly report, the terms "we", "us", "our" and "ESSI" mean Eco Science Solutions, Inc. unless otherwise indicated.

Description of Business

The Company was incorporated in the state of Nevada on December 8, 2009, under the name Pristine Solutions, Inc. The Company’s wholly owned subsidiary, Pristine Solutions Limited, was incorporated under the laws of Jamaica.   On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (OTCQB.ESSI).

Headquartered in Miami, Florida, Eco Science Solutions, Inc., a Nevada corporation, is charged with the research and exploration of eco-friendly technology and properties.

On November 4, 2013, through the Agreements for the License of Intellectual Property "(the "License Agreements"), the Company acquired an exclusive license to the EcoFlora Spark Plug (the “EcoFlora Plug”), a unique product with technology for which the US Patent and Trademark Office (“USPTO”) issued Patent #8,853,925 on October 7, 2014.  In connection with the License Agreement, the Company issued ESS International 2,500,000 shares of the Company’s Series “A” Convertible Preferred Stock (“Preferred Stock”), in exchange for the exclusive license of the Patent Applications, in perpetuity.  On April 9, 2014, the Preferred Stock was converted on a 10 for 1 basis into 25,000,000 shares of the Company’s restricted common stock, of which 19,866,668  shares were issued to the Company’s chairman, Domenic Marciano, and 5,133,332 shares were issued to non-related parties.  Effective August 28, 2015, the License Agreements were terminated.

On August 31, 2015, the Company executed an Asset Purchase Agreement with Kensington Marketing, Inc., a Nevada corporation, dated August 28, 2015 (the "Purchase Agreement"), to purchase a certain technology application known as “Stay Hydrated.”  In exchange for the technology application, the Company will issue 1,500,000 restricted shares of the Company's common stock, valued at $150,000.

The Company is currently in the testing stages, and intends to validate its technology application.  The Company will continue to research and explore eco-friendly technology and properties that generate revenue through advertisements connected to the application, as well as downloads of the application.

Return to Top

 At July 31, 2015, the Company has not yet commenced its principal operations.

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the six months ended July 31, 2015 and the year ended January 31, 2015, which are included herein.

.

	For the three months ended		For the six months ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Continuing operations:
Revenue	$––	$––	$––	$––

Cost of revenues	$––	$––	$––	$––

Gross profit	$––	$––	$––	$––

General and administrative expenses	$18,502	$16,390	$32,531	$40,607

Operating (loss)	$(18,502)	$(16,390)	$(32,531)	$(40,607)

Interest expense	$(6,045)	$(4,605)	$(11,771)	$(8,737)

Amortization of stock options/compensation	$(151,250)	$(211,250)	$(302,500)	$(582,500)

Net loss	$(175,797)	$(232,245)	$(346,802)	$(631,844)

Revenue

The Company has not yet launched its major business activity.

Cost of sales

The Company has not yet launched its major business activity.

General and Administrative Expenses	For the three months ended		For the six months ended		Variances
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014	3-month	6-month
Legal, accounting and audit fees	$3,500	$7,236	$9,502	$16,792	$(3,736)	$(7,290)
Management and consulting fees	10,300	4,500	14,800	9,600	5,800	5,200
Transfer agent and filing fees	110	1,971	1,746	3,470	(1,861)	(1,724)
Research and development	––	––	––	4,000	––	(4,000)
Office supplies and other general expenses	4,592	2,683	6,483	6,745	1,909	(262)
Total general and administrative expenses	$18,502	$16,390	$32,531	$40,607	$2,112	$(8,076)

General and administrative expenses in the amount of $18,502 for the three months ended July 31, 2015, were comprised of $3,500 of legal and accounting fees, $10,300 of management and consulting fees, and $4,702 of filing fees, office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $16,390 for the three months ended July 31, 2014, were comprised of $7,236 of legal and accounting fees, $4,500 of management and consulting fees, and $4,654 of filing fees, office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations for the three months ended July 31, 2015, were $18,502 as compared to $16,390 for the three months ended July 31, 2014, which resulted in an increase in general and administrative expenses for the current period of $2,112.

Significant changes in general and administrative expenses from continuing operations for the three months ended July 31, 2015, compared to the three months ended July 31, 2014, resulting in an increase of $2,112, were attributable to the following items:

•

a decrease in legal, accounting and audit fees of $3,736, due to a decrease in legal fees of $3,692 resulting from prior year corporate matters not incurred in the same period for the current year; and a decrease in accounting fees of $22 for quarterly accounting and tax preparation fees not incurred in the prior year;

•

an increase in management fees of $5,800 due to an increase  in executive compensation;

•

a decrease in research and development of $4,000 resulting from expenses incurred in the prior year not incurred in the same period for the current year;

•

a decrease in filing fees, office supplies and other general expenses of $48 incurred in the prior year not incurred in the same period for the current year.

General and administrative expenses in the amount of $32,531 for the six months ended July 31, 2015, were comprised of $9,502 of legal and accounting fees, $14,800 of management and consulting fees, $1,746 of transfer agent and filing fees, and $6,483 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations in the amount of $40,607 for the six months ended July 31, 2014, were comprised of $16,792 of legal and accounting fees, $9,600 of management and consulting fees, $3,470 of transfer agent and filing fees, $4,000 of research and development, and $6,745 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations for the six months ended July 31, 2015, were $32,531 as compared to $40,607 for the six months ended July 31, 2014, which resulted in an decrease in general and administrative expenses for the current period of $8,076.

Return to Top

Significant changes in general and administrative expenses from continuing operations for the six months ended July 31, 2015, compared to the six months ended July 31, 2014, resulting in a decrease of $8,076, were attributable to the following items:

•

a decrease in legal, accounting and audit fees of $7,290, due to a decrease in legal fees of $7,648 resulting from prior year corporate matters not incurred in the same period for the current year; and an increase in accounting fees of $358 for quarterly accounting and tax preparation fees not incurred in the prior year;

•

a decrease in management fees of $5,200 due to a reduction in executive compensation;

•

a decrease in transfer agent and filing fees of $1,724 due to corporate actions taken in the prior year resulting in additional expense incurred in the prior year not incurred in current year;

•

a decrease in research and development of $4,000 resulting from expenses incurred in the prior year not incurred in the same period for the current year;

•

a decrease in office supplies and other general expenses of $262 incurred in the prior year not incurred in the same period for the current year.

General and administrative expenses from continuing operations for the three and six months ended July 31, 2015, were incurred primarily for the purpose of advancing the Company closer to its goal of the distribution of its product.

Net Loss

During the six months ended July 31, 2015, the Company incurred a net loss of $346,802 compared with a net loss of $631,844 for the six months ended July 31, 2014. The decrease in net loss of $285,042 is attributable to a decrease in general and administrative expenses of $8,076; an increase in interest expense of $3,034, resulting from an increase in notes payable; and a decrease in amortization of deferred stock option compensation of $280,000.

Liquidity and Capital Resources

Working Capital	July 31, 2015	January 31, 2015	Increase (Decrease)

Current assets	$9,023	$13,322	$(4,299)
Current liabilities	327,174	287,421	39,753
Working capital (deficit)	$(318,151)	$(274.099)	$(44,052)

As at July 31, 2015, the Company had cash from continuing operations in the amount of $9,023, compared to $13,322 as of January 31, 2015.

The Company had a working capital deficit of $318,151 as of July 31, 2015, compared to a working capital deficit of $274,099 as of January 31, 2015. The increase in working capital deficit of $44,052 is primarily attributable to a decrease in cash of $4,299; an increase in accounts payable and accrued expenses of $12,753; a decrease in related party compensation payable of $3,000; and an increase in related party loans of $30,000.

Cash Flows	For the six months ended
	July 31, 2015	July 31, 2014	Increase (Decrease)
Net cash used in operating activities	$(34,549)	$(56,413)	$21,864
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	30,250	52,878	(22,628)
Net decrease in cash	$(4,299)	$(3,535)	$(764)

Cash flows from operating activities

During the six months ended July 31, 2015, the Company used $34,549 of cash flow for operating activities, compared with $56,413 for the six months ended July 31, 2014. The decrease in cash used in operating activities of $21,864 is primarily attributable to a decrease in the net loss from operations of $285,042, a decrease in deferred stock compensation amortization of $280,000, an increase in accounts payable and accrued expenses of $21,236, and a decrease in related party payable of $4,414.

Cash flows from investing activities-continuing operations

During the six months ended July 31, 2015 and 2014, the Company used no funds for investing activities.

Cash flows from financing activities-continuing operations

During the six months ended July 31, 2015, the Company was provided with $30,250 of cash flow from financing activities compared with $52,878 during the six months ended July 31, 2014. The decrease in cash flows provided from financing activities of $22,628 is attributable to a decrease in related party loans of $22,578, and a decrease in subscriptions received of $50.

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

Return to Top

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities as a going concern in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2015, the Company had a working capital deficit from continuing operations of $318,151, and an accumulated deficit of $9,329,679. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of July 31, 2015, no revenue has been recognized, as the Company has not commenced operations.

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

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 is part of the Simplification Initiative, and its objective of to simplify the presentation of debt issuance costs.  This Update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is evaluating the effect, if any, adoption of ASU No. 2015-03 will have on its consolidated financial statements.

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

Return to Top

As of July 31, 2015, the end of the Company’s quarterly period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the six months ended July 31, 2015, that have materially, or are reasonably likely to materially, affect the Company’s internal controls over financial reporting.

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

Recent Sales of Unregistered Securities

On July 15, 2015, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its President for cash in the amount of $250. As a result, additional paid in capital was reduced by $24,750.

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
3.4

Amended Articles of Incorporation/Certificate of Amendment filed with the Nevada Secretary of State on March 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012 filed July 31, 2012)

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

10.16	Employment Agreement between Eco Science Solutions, Inc. and Michael J. Borkowksi dated November 15, 2014 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 1, 2015)
10.17

Asset Purchase Agreement between Eco Sciences Solutions, Inc. and Kensington Marketing, Inc. dated August 28, 2015 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed September  1, 2015)

(16)	Letters on Change in Certifying Auditor
16.1	Letter from GBH CPA’s, PC dated November 2, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed December 12, 2013)
16.2	Letter from Stan JH Lee, CPA dated December 5, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed December 12, 2013)
(23)	Consents of Experts and Counsel
23.1	Letter from GBH CPA’s, PC dated July 21, 2010 (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
23.2	Deleted and replaced by Exhibit 23.4
23.3	Letter from Seale and Beers, CPAs dated May 15, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 16, 2013)
23.4	Letter from Seale and Beers, CPAs dated December 11, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed January 15, 2014)
23.5	Letter from Seale and Beers, CPAs dated May 13, 2014 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 14, 2014)
23.6	Letter from Seale and Beers, CPAs dated April 30, 2015 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed May 1, 2015)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(99)	Other Documents
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

ECO SCIENCE SOLUTIONS, INC.

Dated: September 17, 2015	/s/ Michael J. Borkowski
Michael J. Borkowski
President, Chief Executive Officer, Chief Financial Officer and Director

Return to Top