Form 10-Q
period 2015-10-31
ECO SCIENCE SOLUTIONS, INC.
filed 2015-12-15
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

28,426,334 Common Shares issued and outstanding as of December 10, 2015

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I-FINANCIAL INORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the three month period ended October 31, 2015 form a part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended January 31, 2015 on Form 10-K, as filed with the Securities and Exchange Commission on May 1, 2015.

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	October 31, 2015	January 31, 2015
ASSETS
Current assets
Cash	$7,162	$13,322
Prepaid expenses	4,000
Total current assets	11,162	13,322

TOTAL ASSETS	$11,162	$13,322

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$60,930	$43,126
Related party payable	––	58,250
Notes payable-short-term-related party	––	22,000
Notes payable-short-term-related party-convertible	236,045	164,045
Total current liabilities	296,975	287,421

Long term liabilities
Notes payable-convertible	236,350	236,350
Notes payable-convertible-related party, net of unamortized discount	44,865	––
Total long term liabilities	281,215	236,350
Total liabilities	578,190	523,771

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none issued and outstanding at October 31, 2015 and January 31, 2015, respectively	––	––
Common stock, $0.10 par, 650,000,000 shares authorized, 27,926,334 and 30,643,001 issued and outstanding at October 31, 2015 and January 31, 2015, respectively	2,792,633	3,064,300
Additional paid in capital-common	6,299,044	5,408,128
Subscriptions receivable	(250)	––
Accumulated deficit	(9,658,455)	(8,982,877)
Total stockholders' deficit	(567,028)	(510,449)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,162	$13,322

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED INCOME STATEMENT
(Unaudited)

	For the three months ended		For the nine months ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Revenue	$––	$––	$––	$––
Cost of revenues	––	––	––	––
Gross profit	––	––	––	––

General and administrative expenses	20,323	16,135	52,854	56,741

Net operating loss	(20,323)	(16,135)	(52,854)	(56,741)

Other income (expenses)
Interest expense	(7,203)	(4,792)	(18,974)	(13,529)
Amortization of stock options	(151,250)	(51,250)	(453,750)	(633,750)
Impairment loss	(150,000)	––	(150,000)	––
Total other income (expenses)	(308,453)	(56,042)	(622,724)	(647,279)

Net loss	$(328,776)	$(72,177)	$(675,578)	$(704,020)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.03)

Weighted average common shares outstanding - basic and diluted	29,009,486	29,382,131	30,233,538	22,286,590

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	October 31, 2015	October 31, 2014
Cash flows from operating activities:
Net loss	$(675,578)	$(704,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock options/stock compensation	453,750	633,750
Discount amortization	615	––
Impairment loss	150,000	––
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	17,803	(7,145)
Increase (decrease) in related party payables	(3,250)	2,568
Net cash used in operating activities	(56,660)	(74,847)

Cash flows from financing activities:
Proceeds from related party loans	50,000	77,891
Subscriptions received	500	300
Net cash provided by financing activities	50,500	78,191

Net decrease in cash	(6,160)	(3,344)

Cash-beginning of period	13,322	5,684

Cash-end of period	$7,162	$9,028

NON-CASH ACTIVITIES
Conversion of preferred stock to common stock	$––	$5,265,000
Conversion of debt to common stock	$––	$13,650
Conversion of related party payable to convertible note payable	$59,000	$––
Beneficial conversion feature of related party convertible note	$14,750	$––
Purchase of intellectual property for common stock	$150,000	$––
Subscriptions receivable	$250	$300

SUPPLEMENTAL DISCLOSURES
Interest paid	$––	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these financial statements

Return to Top

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2015

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2015, the Company had a working capital deficit of $285,813, and an accumulated deficit of $9,658,455. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of October 31, 2015 and January 31, 2015, respectively, the Company had no cash equivalents.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of October 31, 2015, no revenue has been recognized, as the Company has not commenced operations.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31 2015 and January 31, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3: PREPAID EXPENSES

Prepaid expenses consists of certain compensation expense paid in advance of its due date.  As of October 31, 2015 and January 31, 2015, $4,000 and $0 has been prepaid, to be expensed in the next month, and is included in related party transactions (Note 5).

NOTE 4: NOTES PAYABLE

Notes payable consists of an unsecured convertible promissory note in the modified principal sum of $236,350. The note bears interest at a rate of 6% per annum, is due January 31, 2017, and is convertible into the Company’s common stock at a rate of $0.003 per share.

As of October 31, 2015 and January 31, 2015, the Company has accrued $41,106 and $30,499, respectively, in interest on notes payable.

NOTE 5: RELATED PARTY TRANSACTIONS

As of October 31, 2015 and January 31, 2015, related parties are due a total of $276,910 and $244,295, respectively, which is comprised of $236,045 and $186,045, respectively, in cash loans to the Company, $59,000 and $0 in  accrued compensation converted to convertible notes payable , $14,135 and $0 of unamortized discount on convertible notes payable,  and $(4,000) and $58,250, respectively, in accrued (prepaid) compensation.

Return to Top

Related party transactions consist of the following:

	October 31, 2015	January 31, 2015

Related party payable (prepaid)-compensation	$(4,000)	$58,250

Notes payable for loans to the Company	––	22,000

Convertible notes payable for loans to the Company	236,045	164,045
Convertible notes payable for unpaid compensation	59,000	––
Less: unamortized discount	(14,135)	––
Total convertible notes payable, net of unamortized discount	280,910	164,045
Total related party loans	280,910	186,045
Total related party transactions	$276,910	$244,295

Related party convertible notes payable consists of the following unsecured promissory notes:

Description	Principal	Interest Rate	Conversion Rate	Maturity Date

Note Payable	$236,045	5%	FMV	01/31/2016

Note Payable	$59,000	6%	80% of FMV	10/01/2017
Less: unamortized discount	(14,135)
Note Payable, net of unamortized discount	$44,865

On October 1, 2015, the Company issued its President a convertible promissory note in the principal amount of $59,000 for unpaid compensation.  The note bears interest at a rate of 6% per annum, matures on October 1, 2017, and contains a repayment provision to convert the debt into the Company's common stock at a rate of 80% of the fair market value of the common stock on the date of conversion.  The conversion discount of 20% of FMV results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $14,750 has been classified as a discount on the note.  As of October 31, 2015,  the Company expensed $615 in discount amortization.  As of October 31, 2015, $14,135 of unamortized discount remains, and will be amortized over the next 23 months.

All outstanding related party notes payable bear interest at a rate of between 5% and 6% per annum, mature between January 31, 2017 and October 1, 2017, and are convertible into the Company’s common stock at a per share rate equal to the fair market value on the date of conversion or 80% thereof. Interest in the amount of $12,059 and $2,941 has been accrued as of October 31, 2015 and January 31, 2015, respectively, and is included as an accrued expense on the accompanying balance sheets.

As of October 31, 2015 and January 31, 2015, the Company has accrued $12,059 and $4,306, respectively, in interest on related party loans.

NOTE 6: COMMON STOCK

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

On October 28, 2015, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its President for cash in the amount of $250. As a result, additional paid in capital was reduced by $24,750.

During the nine months ended October 31, 2015 and the year ended January 31, 2015, respectively, a total of $453,750 and $945,000 in deferred compensation has been expensed. There remains $0 and $453,750, respectively, in deferred compensation as of October 31, 2015 and January 31, 2015, to be expensed over the next month.

As of October 31, 2015 and January 31, 2015, respectively, 27,926,334 and 30,643,001 shares of the Company’s common stock were issued and outstanding.

NOTE 7: WARRANTS AND OPTIONS

The following table represents the number of options currently granted under the 2012 Employee Stock Option Plan:

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	5,000,000	2.00	$500,000	$0.10
$0.25	1,500,000	2.00	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 31, 2015	6,500,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at October 31, 2015	6,500,000	$0.20

Return to Top

As of October 31, 2015 and January 31, 2015, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $153,750 and $205,000 has been expensed during the nine months ended October 31, 2015 and the year ended January 31, 2015, respectively. There remains $0 and $153,250 of deferred compensation as of October 31, 2015 and January 31, 2015, respectively.

NOTE 8: RESTRICTED STOCK AWARDS

The following table represents the number of Restricted Stock Units awarded (the "Stock Awards"):

Restricted Stock Units Activity		Weighted
	Number	Average
	of RSUs	Exercise Price
Outstanding at January 31, 2015	750,000	$0.001
Awarded	––	––
Exercised / Vested	(750,000)	$0.001
Expired / Cancelled	––	––
Outstanding at October 31, 2015	0	$0.001

As of October 31, 2015 and  January 31, 2015, the Company has awarded a total of 1,400,000 Restricted Stock Units. In connection with the Stock Awards, a total of $1,040,000 has been recorded as deferred compensation, of which $300,000 and  $740,000 has been expensed during the nine months ended October 31, 2015 and the year ended January 31, 2015, respectively. There remains $0 and $300,000 in deferred compensation as of October 31, 2015 and  January 31, 2015, respectively..

NOTE 9: INCOME TAXES

The components of the net change in deferred tax asset at October 31, 2015 and January 31, 2015, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	October 31, 2015	January 31, 2015

income (loss) before taxes	$(675,106)	$(1,090,336)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(229,800)	$(370,600)
Non-deductible expenses	200	––
Change in valuation allowance	229,600	370,600
Reported income taxes	$––	$––

The significant components of the cumulative deferred income tax assets and liabilities at October 31, 2015 and January 31, 2015, are as follows:

	October 31, 2015	January 31, 2015
Deferred tax assets:
Net operating loss carry forward	$3,220,200	$2,990,600
Less valuation allowance	(3,220,200)	(2,990,600)
Net deferred tax asset	$––	$––

NOTE 10: SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to October 31, 2015, and has determined that there have been no events that would require disclosure, except the following:

On November 1, 2015, the Company entered into a new Employment Agreement with Mr. Borkowski (the “2015 Employment Agreement”). The Employment Agreement is for a term of one (1) year, and includes compensation in the amount of $36,000 per year, compensation for certain travel expenses, and grants to purchase 2,000,000 shares of the Company’s common stock at par, which vest quarterly beginning November 1, 2015, at 500,000 shares per vesting period through August 1, 2016 (the “2015 Stock Award”). In connection with the 2015 Stock Award, $160,000 has been recorded as deferred compensation, to be amortized over the next 9 months.

On November 19, 2015, in accordance with his 2015 Employment Agreement, the Company issued 500,000 shares of restricted common stock, valued at $40,000, to its President for cash in the amount of $500. As a result, additional paid in capital was reduced by $49,500.

On December 9, 2015, in accordance with a certain Asset Purchase Agreement dated August 28, 2015, the Company issued 1,500,000 shares of restricted common stock, valued at $150,000.

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

Return to Top

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

On August 31, 2015, the Company executed an Asset Purchase Agreement with Kensington Marketing, Inc., a Nevada corporation, dated August 28, 2015 (the "Purchase Agreement"), to purchase a certain technology application known as “Stay Hydrated.”  In exchange for the technology application, the Company issued 1,500,000 restricted shares of the Company's common stock, valued at $150,000.

The Company is currently in the testing stages, and intends to validate its technology application.  The Company will continue to research and explore eco-friendly technology and properties that generate revenue through advertisements connected to the application, as well as downloads of the application.

 At October 31, 2015, the Company has not yet commenced its principal operations.

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements For the nine months ended October 31, 2015 and the year ended January 31, 2015, which are included herein.

.

	For the three months ended		For the nine months ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014

Revenue	$––	$––	$––	$––

Cost of revenues	$––	$––	$––	$––

Gross profit	$––	$––	$––	$––

General and administrative expenses	$20,323	$16,135	$52,854	$56,741

Operating (loss)	$(20,323)	$(16,135)	$(52,854)	$(56,741)

Interest expense	$(7,203)	$(4,792)	$(18,974)	$(13,529)

Amortization of stock options/compensation	$(151,250)	$(51,250)	$(453,750)	$(633,750)

Impairment loss	$(150,000)	$––	$(150,000)	$––

Net loss	$(328,776)	$(72,177)	$(675,578)	$(704,020)

Revenue

The Company has not yet launched its major business activity.

Cost of sales

The Company has not yet launched its major business activity.

Return to Top

General and Administrative Expenses	For the three months ended		For the nine months ended		Variances
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014	3-month	9-month
Legal, accounting and audit fees	$4,000	$3,500	$13,502	$20,292	$500	$(6,790)
Management and consulting fees	12,250	6,400	27,050	16.000	5,850	11,050
Transfer agent and filing fees	––	––	1,746	3,470	––	(1,724)
Research and development	––	––	––	4,000	––	(4,000)
Office supplies and other general expenses	4,073	6,235	10,556	12,979	(2,161)	(2,423)
Total general and administrative expenses	$20,323	$16,135	$52,854	$56,741	$4,189	$(3,886)

General and administrative expenses in the amount of $20,323 for the three months ended October 31, 2015, were comprised of $4,000 of legal and accounting fees, $12,250 of management and consulting fees, and $4,073 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $16,135 for the three months ended October 31, 2014, were comprised of $3,500 of legal and accounting fees, $6,400 of management and consulting fees, and $6,235 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations for the three months ended October 31, 2015, were $20,323 as compared to $16,135 for the three months ended October 31, 2014, which resulted in an increase in general and administrative expenses for the current period of $4,189.

Significant changes in general and administrative expenses from continuing operations for the three months ended October 31, 2015, compared to the three months ended October 31, 2014, were attributable to the following items:

•

an increase in legal, accounting and audit fees of $500 due to an increase in accounting fees of $500 for quarterly accounting and tax preparation fees not incurred in the prior year;

•

an increase in management fees of $5,850 due to an increase  in executive compensation;

•

a decrease in office supplies and other general expenses of $2,161 incurred in the prior year not incurred in the same period for the current year.

General and administrative expenses in the amount of $52,854 for the nine months ended October 31, 2015, were comprised of $13,502 of legal and accounting fees, $27,050 of management and consulting fees, $1,746 of transfer agent and filing fees, and $10,556 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations in the amount of $56,741 for the nine months ended October 31, 2014, were comprised of $20,292 of legal and accounting fees, $16,000 of management and consulting fees, $3,470 of transfer agent and filing fees, $4,000 of research and development, and $12,979 of office, overhead and other general and administrative expenses.

General and administrative expenses from continuing operations for the nine months ended October 31, 2015, were $52,854 as compared to $56,741 for the nine months ended October 31, 2014, which resulted in an decrease in general and administrative expenses for the current period of $3,886.

Significant changes in general and administrative expenses from continuing operations For the nine months ended October 31, 2015, compared to the nine months ended October 31, 2014, were attributable to the following items:

•

a decrease in legal, accounting and audit fees of $6,790, due to a decrease in legal fees of $7,648 resulting from prior year corporate matters not incurred in the same period for the current year; and an increase in accounting fees of $858 for quarterly accounting and tax preparation fees not incurred in the prior year;

•

an increase in management fees of $11,050 due to an increase in executive compensation;

•

a decrease in transfer agent and filing fees of $1,724 due to corporate actions taken in the prior year resulting in additional expense incurred in the prior year not incurred in current year;

•

a decrease in research and development of $4,000 resulting from expenses incurred in the prior year not incurred in the same period for the current year;

•

a decrease in office supplies and other general expenses of $2,423 incurred in the prior year not incurred in the same period for the current year.

General and administrative expenses from continuing operations for the three and nine months ended October 31, 2015, were incurred primarily for the purpose of advancing the Company closer to its goal of the distribution of its product.

Net Loss

During the nine months ended October 31, 2015, the Company incurred a net loss of $675,578 compared with a net loss of $704,020 for the nine months ended October 31, 2014. The decrease in net loss of $28,442 is attributable to a decrease in general and administrative expenses of $3,887; an increase in interest expense of $5,445, resulting from an increase in notes payable; a decrease in amortization of deferred stock option compensation of $180,000., and an increase in impairment loss of $150,000.

Liquidity and Capital Resources

Working Capital	October 31, 2015	January 31, 2015	Increase (Decrease)

Current assets	$11,162	$13,322	$(2,160)
Current liabilities	296,975	287,421	9,554
Working capital (deficit)	$(285,813)	$(274.099)	$(11,714)

As at October 31, 2015, the Company had cash from continuing operations in the amount of $7,162, compared to $13,322 as of January 31, 2015.

Return to Top

The Company had a working capital deficit of $285,813 as of October 31, 2015, compared to a working capital deficit of $274,099 as of January 31, 2015. The increase in working capital deficit of $11,714 is primarily attributable to a decrease in cash of $6,160; an increase in prepaid expenses of $4,000; an increase in accounts payable and accrued expenses of $17,804; a decrease in related party compensation payable of $58,250; and an increase in related party loans of $50,000.

Cash Flows	For the nine months ended
	October 31, 2015	October 31, 2014	Increase (Decrease)
Net cash used in operating activities	$(56,660)	$(74,847)	$18,187
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	50,500	78,191	(27,691)
Net decrease in cash	$(6,160)	$(3,344)	$(9,504)

Cash flows from operating activities

During the nine months ended October 31, 2015, the Company used $56,660 of cash flow for operating activities, compared with $74,847 For the nine months ended October 31, 2014. The decrease in cash used in operating activities of $18,187 is primarily attributable to a decrease in the net loss from operations of $28,442, a decrease in deferred stock compensation amortization of $180,000, an increase discount amortization of $615, an increase in impairment loss of $150,000, an increase in accounts payable and accrued expenses of $24,948, and a decrease in related party payable of $5,818.

Cash flows from investing activities-continuing operations

During the nine months ended October 31, 2015 and 2014, the Company used no funds for investing activities.

Cash flows from financing activities-continuing operations

During the nine months ended October 31, 2015, the Company was provided with $50,500 of cash flow from financing activities compared with $78,191 during the nine months ended October 31, 2014. The decrease in cash flows provided from financing activities of $27,691 is attributable to a decrease in related party loans of $27,891, and an increase in subscriptions received of $200.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities as a going concern in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2015, the Company had a working capital deficit from continuing operations of $285,813, and an accumulated deficit of $9,658,455. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Return to Top

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of October 31, 2015, no revenue has been recognized, as the Company has not commenced operations.

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

Return to Top

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

As of October 31, 2015, the end of the Company’s quarterly period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended October 31, 2015, that have materially, or are reasonably likely to materially, affect the Company’s internal controls over financial reporting.

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

Return to Top

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

On October 28, 2015, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its President for cash in the amount of $250. As a result, additional paid in capital was reduced by $24,750.

On November 19, 2015, in accordance with his 2015 Employment Agreement, the Company issued 500,000 shares of restricted common stock, valued at $40,000, to its President for cash in the amount of $500. As a result, additional paid in capital was reduced by $49,500.

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

ECO SCIENCE SOLUTIONS, INC.

Dated: December 15, 2015	/s/ Michael J. Borkowski
Michael J. Borkowski
President, Chief Executive Officer, Chief Financial Officer and Director

Return to Top