Form 10-K
period 2016-01-31
ECO SCIENCE SOLUTIONS, INC.
filed 2016-05-17
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-54803

ECO SCIENCE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4199032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768	96768
(Address of principal executive offices)	(Zip Code)

(800) 379-0226
Registrant's telephone number

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of July 31, 2015 was $2,572,356 based on a closing price of $0.26 for the Common Stock on July 31, 2015, the closest available date to last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

29,123,233 Common Shares issued and outstanding as of May 12, 2016

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

• inability to raise additional financing for working capital until such time as we achieve profitable operations;
• inability to identify marketing approaches;
• deterioration in general or regional economic, market and political conditions;

•         the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

• adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
• changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
• inability to efficiently manage our operations;
• inability to achieve future operating results;
• our ability to recruit and hire key employees;
• the inability of management to effectively implement our strategies and business plans; and
• the other risks and uncertainties detailed in this report.

In this form 10-K references to "ESSI", "the Company", "we", "us", and "our" refer to Eco Science Solutions, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Eco Science Solutions, Inc. 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.

PART I

ITEM 1.	BUSINESS

Corporate Overview

The Company’s principal executive office is located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.  The Company’s telephone number is 800-379-0226.   The Company’s website is www.ecossi.com.

The Company’s common stock is traded on the OTC Markets Pink Sheets under the symbol “ESSI”.

On February 14, 2014 the company effected a 1,000 reverse split.  All share and per share figures herein reflect the impact of the split.

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

On March 7, 2012, the Company filed a Certificate of Change with the State of Nevada increasing the shares of common stock from 100,000,000 to 650,000,000 common stock; par value $0.0001 and decreasing the shares of Preferred Stock from 100,000,000 to 50,000,000; par value $0.001.

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

On August 23, 2012, the Company changed its fiscal year from December 31 to January 31.

On August 23, 2012, the Company and its controlling stockholders entered into a Share Exchange Agreement (the “Share Exchange”) with Eaton Scientific Systems, Ltd., a Nevada corporation (“ESSL”) and the shareholders of ESSL (the “ESSL Shareholders”), whereby the Company acquired 25,000shares of common stock (100%) of ESSL (the “ESSL Stock”) from the ESSL Shareholders.   In exchange for the ESSL Stock, the Company issued 25,000shares of its common stock to the ESSL Shareholders.  In addition, the Company’s Chief Executive Officer, Mr. Michael J. Borkowski, on behalf of the Company, entered into a Common Stock Purchase Agreement with the Company’s controlling shareholder, and former President, Ms. Christine Buchanan-McKenzie, whereby the Company would purchase one hundred percent (100%), or 240,000shares, of the Company’s common shares owned by Mrs. Buchanan-McKenzie, at par value $.0001, and representing approximately 54.1% of the Company’s total issued and outstanding shares.  The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012.  On October 23, 2012, the Common Stock Purchase Agreement was finalized, and a change in control of the Company took place.

In conjunction with the Share Exchange and Common Stock Purchase Agreement, the total shares held by the ESSL Shareholders are 265,000, or approximately 59.8% of the issued and outstanding common stock of the Company as of October 30, 2012.  Certain ESSL shareholders owning a total of 135,779shares of the Company’s common stock, representing approximately 30.64% of the issued and outstanding common stock of the Company, entered into three (3) separate twenty-four (24) month Lock-Up Agreements.  As a result of the Share Exchange and Common Stock Purchase Agreement, (i) there was a change in control of the Registrant; (ii) ESSL became the Company’s wholly owned subsidiary; (iii) the ESSL became the Company’s primary business, and (iv) on November 27, 2012, the Company changed its name to Eaton Scientific Systems, Inc.

Subsequently the Company determined to operate Eaton Scientific Systems, Ltd. (“Eaton Sub”) a Nevada corporation and wholly owned subsidiary of the Company, as a privately held Company, until such time where it is sufficiently capitalized to increase the probability for its Clinical Trials of Homatropine (“Tropine 3”) in oral suspension for the treatment of hot flash symptoms in pre-menopausal, menopausal and post menopausal women, to be in a position to yield results that may provide the opportunity for a potential FDA approval for marketing to consumers in the US.

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

On November 26, 2013, the Company and its Majority Shareholders (the “Majority Stockholders”) entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Marciano whereby Marciano acquired 227,370shares of the Company’s common stock from the Majority Stockholders at par value $.0001, representing approximately 51.3% of the Company’s total issued and outstanding shares, in exchange for cash in the amount of $22,737 (the “Cash Proceeds”).  The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 26, 2013, and a change in control of the Company took place.

In connection with the terms and conditions of the Stock Purchase Agreement and sale of 227,370shares held by the Majority Stockholders:

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

On December 4, 2013, the Company (the “Company”) executed an Agreement of the License of Intellectual Property (the “License Agreement”) dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation (“ESS International”), for the exclusive license to the EcoFlora Plug, recently patented in the US and that has filed for Patent protection in Canada and the International community, based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology. In connection with the License Agreement, the Company issued ESS International 2,500,000 shares of the Company’s Series “A” Convertible Preferred Stock (“Preferred Stock”), in exchange for the exclusive license of the Patent Applications, in perpetuity.  The Preferred Stock is convertible into common stock at a conversion rate of 10 common shares for each preferred share

On January 8, 2014, the Spin-out was complete, and Eaton Scientific Systems, Ltd. was no longer a subsidiary of the Company.

On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc.  and effected a 1000-to-1 reverse stock split.  As a result, the total shares of common stock issued and outstanding was 443,001 with a par value of $0.0001.

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

Effective August 28, 2015, the Agreements of the License of Intellectual Property dated November 4, 2013, and entered into with Eco Science Solutions International, Inc. was terminated.

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

On December 7, 2015, the Board of approved the authorization of a 1 for 50 reverse stock split of the Company’s outstanding shares of common stock. On December 11, 2015, the Company obtained the written consent of a stockholder, Domenic Marciano, an individual, holding 71% voting power of the Company’s outstanding capital stock as of December 1, 2015, to effect the reverse stock split.

On December 9, 2015, in accordance with a certain Asset Purchase Agreement dated August 28, 2015, the Company issued 1,500,000 shares of restricted common stock, valued at $150,000.

On December 10, 2015, Mark Dilley resigned as a Director of the Company.

On December 15, 2015, Domenic Marciano, the Company’s majority shareholder, sold his shares in a private transaction equally to Mr. Jeffery Taylor and to Mr. Don Taylor.  Mr. Jeffery Taylor and Mr. Don Taylor are now the controlling shareholders of the Company and own the majority of issued and outstanding shares.

On December 17, 2015, Michael Borkowski resigned as Director, President and Chief Executive Officer of the Company.

Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer  and President of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company.

On December 21, 2015 the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company’s actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive’s past or future employment by the Company or any Affiliates, or any predecessor thereof (“Work Product”), belong to the Company, or its Affiliates, as applicable.

On January 1, 2016, the Company entered into a technology licensing and marketing support agreement with Separation Degrees – One, Inc. (“SDOI”) that will result in the development, licensing and management of on-going technology solutions and marketing campaigns for ESSI’s initiatives.  Under the terms of the agreement, the Company will issue to SDOI 1,000 Series A Preferred Shares in consideration for the Licensing Agreement, as well as S-8 shares to cover monthly service charges including ongoing project and planned technical development/maintenance, production and staging server administration, ongoing marketing services and monthly advertising management.  Monthly services shall be invoiced at a flat rate of $35,000 per month and shall be settled by the issuance of shares of common stock at a 30% discount to the market close on the date of payment due (the 1st of every month), or a share price of $0.01 whichever is greater.

On January 4, 2016 the Company entered into a further agreement with SDOI for the purchase of a discrete communications software platform, including custom developed libraries, the consideration for which was the issuance of 500,000 shares of common stock.

On January 8, 2016, the Board of Directors authorized the withdrawal of the Reverse Split application with FINRA.

On January 11, 2016, Mr. Domenic Marciano tendered his resignation as Chairman of the Board of Directors of the Company, Secretary and Treasurer and Mr. Jeffery and Mr. Don Taylor were appointed to the Company’s Board of Directors.  Mr. Jeffery Taylor was appointed Secretary and Mr. Don Lee Taylor was appointed Treasurer.

On January 11, 2016, the Company’s Board of Directors (the “Board”) authorized the creation of 1,000 shares of Series A Voting Preferred Stock.  The holder of the shares of the Series A Voting Preferred Stock has the right to vote those shares of the Series A Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval.  The vote of each share of the Series A Voting Preferred Stock is equal to and counted as 10 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.   The Series A Voting Preferred Stock will not be convertible into Common Stock.

Concurrently, on January 11, 2016, the Company cancelled the agreement with Kensington Marketing, cancelled 1,500,000 shares of Common Stock issued to Kensington Marketing, and returned the “Stay Hydrated” application the Company acquired in exchange for the 1,500,000 shares.

On January 12, 2016, the Company filed an Amendment to the Articles of Incorporation designating 1,000 of its authorized 50,000,000 Preferred Shares as Series A Voting Preferred Shares.

With the departure and appointment of officers and directors of the Company, the direction of business the Company is focusing on has changed.  The Company is focused on eco-friendly products, development and businesses.  The Company will focus first on e-commerce for the cannabis industry and will launch an e-commerce marketplace platform via a downloadable application where consumers can search for local dispensaries, delivery services, doctors and related cannabis products.

On February 26, 2016 the Company announced it had canceled 1,000,000 shares of common stock, as part of a stock buyback program designed to increase current shareholder value by repurchasing and retiring existing outstanding common stock.

Under the stock repurchase program, and depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open-market or negotiated transactions in accordance with all applicable securities laws and regulations. To remain in compliance with item 703 of Regulation S-K the Company, whether through an open market or private transaction, will at a minimum disclose on a quarterly basis all repurchases of equity securities.

On April 1, 2016 the Company filed a Form S-8 to register 5,000,000 shares of Common Stock, $0.00001 par value per share, under its 2016 Equity Incentive Plan.

About Eco Science Solutions, Inc.

Founded in 2009, and currently headquartered in Hawaii, Eco Science Solutions, Inc. is a technology-focused Company targeting the multi-billion-dollar health and wellness industry.

From enterprise software solutions, entertaining and useful content generation for mass distribution to consumer apps for daily use, the Company develops technical solutions that empower enthusiasts in their pursuit and enjoyment of building eco-friendly businesses and living healthy lifestyles.

Eco Science’s core services span business location, localized communications between consumers and business operators, social networking, educational content, e-commerce, and delivery.

The Company’s licensed e-commerce platform enables health-and-wellness enthusiasts to easily locate, access, and connect with health-and-wellness businesses and like-minded enthusiasts, and to facilitate the research of and purchasing of eco-friendly products … anytime, anywhere.

Current Business and Strategy

Eco Science Solutions’ initial offering was the launch of “The Pursuit of Fine Herb Original Content” on its Eco Science Solutions and Herbo YouTube channels.

Under the direction and vision of our officers and directors,  Jeff Taylor and Don Taylor, the Company is releasing originally created and copyrighted content within two distinct YouTube channels: one branded Eco Science Solutions, which is focused on Legislative, Geo-political, Financial, Commercial Growing / Distributing, and general Macro-trends within the Cannabis marketplace; and one branded Herbo, which is focused on Daily lifestyle and Consumption, Medical and Recreational Usage, Reviews of Application, Products, Technologies and Commerce Options, Food Pairings and Edibles.

Shareholders may view The Pursuit of Fine Herb Original Content through www.ecossi.com or www.useherbo.com respectively. Users can also locate our content on the Company's other popular social media outlets such as Facebook and Vine.

The Company is currently in development of a larger series of productions made for streaming episodes inclusive of celebrity interviews, comedic skits and relevant music pertaining to anything and everything impacting someone In Pursuit of Fine Herb.

In addition, consumers may use the Herbo app, with a database of over 14,000 alternative medicine locations and delivery services, doctors who provide evaluations, and local shops that sell relevant product. The Herbo app helps consumers find products and services that support the intake of alternative medicines for a more naturopathic way of living.

Image of Herbo application:

herbo

herbo
COSTA MESA
Blue Dream
Info
Find Nearby
Herban Elements
Hours (Open):
Mon. 11:00 AM - 4:00 PM
FROM GRAM
$ 20.00
Herban Elements
Hours (Open):
Mon. 11:00 AM - 4:00 PM
FROM GRAM
$ 20.00
Herban Elements
Hours (Open):
Mon. 11:00 AM - 4:00 PM
FROM GRAM
$ 20.00

Following the launch of Herbo, management has recently introduced “Fitrix”, a powerful and flexible companion which helps users keep track of your day to day fitness routines, dietary habits and alternative medicine intake.

Fitrix users can measure and track anything and everything when it comes to their Health and their Wellness. One can track the accomplishment of custom created goals, monitor dietary, exercise and alternative medication schedules, be notified of important milestones, establish timelines to develop effective habits ... all leveraging a unique notebook and calendar.

Highlighted features include:

•	BMI Calculator

•	Fitness Radio

•	Fitness Community Messenger

•	Weight loss Calculator

•	Smart Notebook, to log Food, Dietary Supplementation and Alternative Medication Intake

•	Smart Scheduling, to monitor Food, Dietary Supplementation and Alternative Medication Intake

•	Millions of Foods, Dietary Supplements and Alternative Medications to Learn From

Image of Fitrix App:

Fitrix

Fitrix
HOME
SHORT
LONG
MORE
NOTES
BMI
MESSENGER
WEIGHT LOSS
CAMERA
RADIO
Height: 180 cm
ft+in
cm
Weight: 82 kg
lbs
kg
CALCULATE
25,31
You are overweight! You need to lose weight to avoid any further health issues! Click here to learn more about losing undesired weight.
CLEAR

For more information, please visit www.ecossi.com and/or www.useherbo.com.

Strategy

The Company’s monetization strategy is to: 1) generate revenue through paid advertisements from business seeking exposure to users the Herbo services; 2) sales of consumer packaged goods targeting general health and wellness and alternative medicines.

Market
Our target market is the ever-growing social media consumer user market that is focused on entertainment and information delivery by way of focused content from online sources such as YouTube, downloading apps to promote and support their lifestyle choices and quick and easy solutions to convert their gained knowledge to action by key product purchase and location, all of which can be supported by our useful content generation for mass distribution to consumers, empowering enthusiasts in their pursuit and enjoyment of building eco-friendly businesses and living healthy lifestyles.

According to Statistica.com, a statistics portal that combines Statistics and Studies from over 18,000 sources, there were approximately 179,628,000,000 mobile app downloads in 2015 on smartphones, with app revenues totaling over $41,000,000,000.  (Source: http://www.statista.com/statistics/266488/forecast-of-mobile-app-downloads/).  This is expected to increase to over 268,000,000,000 downloads in fiscal 2017 with projected revenues of over 50 billion dollars.

According to a special report on Digital, Social and Mobile Worldwide users released in January 2015 by We Are Social Ltd. (http://wearesocial.com/uk/special-reports/digital-social-mobile-worldwide-2015) it is estimated that over 3 Billion users (representing approximately 42% of the world’s population), up 7% from the same report issued in January 2014, are using social technologies.

The social applications market continues to grow with successful companies establishing focused services. For example, Facebook brought a person's "friends" in view, Pinterest socialized a browser's bookmarking feature and Waze socialized the GPS. Cornerstone networking consists of Facebook, Twitter, WordPress, Instagram, LinkedIn, Pinterest, YouTube, Skype and Tumblr. Our goal, supported by our owned and licensed technologies and based upon content created in house by our officers and directors, and available in various formats, is to provide consumers and enthusiasts easy access to connect with health-and-wellness businesses and like-minded enthusiasts, and to facilitate the research of and purchasing of eco-friendly products … anytime, anywhere.

Competition

The market for social media applications and information and education based content sites is large and growing. According to various media venues, it is speculated that nearly over one in four people around the world are using social technologies (42% of the world’s population according to the study by We Are Social (http://wearesocial.com/uk/special-reports/digital-social-mobile-worldwide-2015). The largest social media networks in the world, measured by active users, as of January 2016 according to a report by Statistica.com (http://www.statista.com/statistics/272014/global-social-networks-ranked-by-number-of-users/)  were Facebook (1.55bn), WhatsApp (900mm), Chinese social network QZone (653mn), WeChat (650mn), Tumblr (555mn), Twitter (320mn) and Instagram (400mm). This market is extremely competitive and characterized by well-funded existing players, high capital inflows, and rapidly changing technologies. In addition to competitive and technological challenges, participants in the social media industry must remain flexible enough to accommodate changes in consumer preferences and tastes.  We hope to reduce competition by targeting only those topics, concepts and content focused on building eco-friendly businesses and living healthy lifestyles, with our unique apps, channels and other social media efforts, including blogs.

Intellectual Property

None.

Government Regulations

Our business as presently conducted is not subject to any unique or industry related governmental regulations.

Facilities

The Company’s corporate headquarters are located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.

Employees

As of January 31, 2016, the Company had 2 employees, inclusive of our executive officers and directors.

Research and Development

There will be an ongoing requirement to undertake research and development as our existing apps and future apps are presented to the marketplace.  The extent of the costs are unable to be determined at this time as they are dependent on numerous factors including: increased competition in our area of operation; demand for unique content and functionality; upgrades and changes to operating systems where our apps are downloaded, to name a few.  Presently, costs associated with ongoing project and planned technical development/maintenance for our licensed technology are included in our monthly service costs payable to SDOI.

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

The Company’s corporate headquarters are located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.  We have entered into a two-year lease commencing April 1, 2016 for a total of 253 square feet of office and 98 square feet of reception space. Monthly base rent for the period April 1, 2016 to March 31, 2017 is $526.50 per month and increases to $552.83 per month for the subsequent year ending March 31, 2018.  Operating costs for the first year of the lease are estimated at $258.06 per month.  The Company has remitted a security deposit in the amount of $817.24 in respect of the lease.  Further our officers and directors have executed a personal guarantee in respect of the aforementioned lease agreement.

ITEM 3.	LEGAL PROCEEDINGS

The Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which its director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the OTC Markets Pink Sheets under the trading symbol “ESSI”, which was issued to the Company on January 3, 2013. Because the Company is quoted on the OTC Markets Pink Sheets, its securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The high and low prices of the Company’s common shares, as adjusted for stock splits, for the periods indicated below are as follows:

Quarter Ended	High	Low
January 31, 2016	$0.24	$0.004
October 31, 2015	$0.08	$0.0035
July 31, 2015	$0.06	$0.0032
April 30, 2015	$0.20	$0.0031
January 31, 2015	$0.25	$0.18
October 31, 2014	$0.20	$0.20
July 31, 2014	$0.48	$0.43
April 30, 2014	$0.38	$0.38

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

As of January 31, 2016, the Empire Stock Transfer Inc. shareholders' list of the Company’s common shares showed 97 registered shareholders and 28,226,349 shares outstanding, all of which have been recorded by the Company.

Re-Purchase of Equity Securities

On February 26, 2016 the Company announced it had canceled 1,000,000 shares of common stock, as part of a stock buyback program designed to increase current shareholder value by repurchasing and retiring existing outstanding common stock.

Under the stock repurchase program, and depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open-market or negotiated transactions in accordance with all applicable securities laws and regulations. To remain in compliance with item 703 of Regulation S-K the Company, whether through an open market or private transaction, will at a minimum disclose on a quarterly basis all repurchases of equity securities.

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

The following table represents the number of options currently granted under the 2012 Employee Stock Option Plan:

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	5,000,000	1.60	$500,000	$0.10
$0.25	1,500,000	1.60	375,000	$0.25
	6,500,000		$875,000	$0.20

As of January 31, 2016 and January 31, 2015, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $153,750 and $205,000 has been expensed during the fiscal years ended January 31, 2016 and January 31, 2015, respectively. There remains $0 and $153,250 of deferred compensation as of January 31, 2016 and January 31, 2015, respectively.

Subsequent to the fiscal year end, in accordance with the terms of the underlying option agreements, all outstanding stock options expired unexercised.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its common stock or other securities during the years ended January 31, 2016 or 2015.  See above, Re-Purchase of Equity Securities for details on certain shares repurchased by the Company subsequent to the fiscal year ended January 31, 2016 as part of a Buyback program.

Recent Sales of Unregistered Securities

Common Stock

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

On January 11, 2016, the Company cancelled the agreement with Kensington Marketing, cancelled 1,500,000 shares of Common Stock issued to Kensington Marketing, and returned the “Stay Hydrated” application the Company acquired in exchange for the 1,500,000 shares.

On January 12, 2016, $3,900 of principal from a convertible note was converted into 1,300,000 shared of the Company’s common stock at a rate of $0.003 per share.

On March 18, 2016, Mike Hogue was issued a total of 100,000 shares of common stock in relation to a consulting agreement.  The shares were valued at market on the date of the contract, February 1, 2016, for a total of $250,000.

On April 6, 2016 the Company issued a total of 1,200,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI.

On May 9, 2016 the Company issued 596,884 shares of common stock to an unrelated third party in respect to the assignment of the remaining balance of a convertible note in the principal amount of $96,100.   Upon assignment the conversion terms of the note were amended from $0.003 per share to a 40% discount to market based on the date immediately prior to the notice of conversion.  As a result the shares were issued in full settlement of the principal value of the note at 0.161 per share.

Series A Voting Preferred Shares

On January 1, 2016 the Company entered into a Technology Licensing and Marketing Agreement whereunder it agreed to issue a total of 1,000 shares of Series A Voting Preferred Stock to a third party.

On January 11, 2016, the Company’s Board of Directors (the “Board”) authorized the creation of 1,000 shares of Series A Voting Preferred Stock.  The holder of the shares of the Series A Voting Preferred Stock has the right to vote those shares of the Series A Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval.  The vote of each share of the Series A Voting Preferred Stock is equal to and counted as 10 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.   The Series A Voting Preferred Stock will not be convertible into Common Stock.

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

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended January 31, 2016, and 2015, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

The Company’s consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview of Current Operations

Results of Operations for the years ended January 31, 2016 and 2015

During the fiscal years ended January 31, 2016 and 2015, the Company has not generated any revenues.

As at January 31, 2016 and 2015, the Company had $6,706 and $13,322 in cash and total current assets.

During the fiscal year ended January 31, 2016, the Company incurred total operating expenses of $652,818, of which  $493,750 was stock-based compensation as a result of the issuance of certain stock options in fiscal year 2015, as compared to total operating expenses of $1,071,782, of which  945,000 was stock-based compensation as a result of the issuance of certain stock options in fiscal year 2014 for the same period in the prior fiscal year.

In addition, the company recorded interest expense of $28,338 and $18,554 in respect of certain convertible note agreements. During fiscal 2016 the Company incurred a loss on the divestiture of a technology application acquired in August 2015 called “Stay Hydrated” of $150,000 when new management determined to cancel the agreement and return the technology to the original holders in exchange for the return and cancellation of 1,500,000 shares, as it was not in-line with the objectives of the Company moving forward.  There was no comparative expense in fiscal 2015.  Further, the Company determined to impair the value of its newly acquired discrete communications software platform, which was recorded as an intangible asset valued at $3,500 based on the fair market value of the 500,000 shares of stock issuable under the acquisition agreement on the date of the transaction,  following an evaluation of the technology at the fiscal year end which determined recovery of the value of the asset was indeterminate during the present stage of the Company’s execution of its revised business focus to operate in the eco friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees.

The net loss in fiscal 2016 totaled $834,706 as compared to $1,090,336 in 2015.

The Company used net cash in operations of $72,866 and $140,066 respectively during the twelve month periods ended January 31, 2016 and 2015, recorded no cash used in or provided by investing activities, and received cash from financing activities of $66,250 and $147,704, predominantly as a result of related party loans.

Plan of Operation

We have recently changed the focus of our business to operate in the eco friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees.  The Company's need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish revenues from operations. We are presently financing ongoing licensing support and maintenance fees associated with our newly commenced business focus by the issuance of shares of common stock for services at a discount to our market price. There are no assurances additional capital will be available to the Company on acceptable terms.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future funding might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2016, the Company had a working capital deficit of $662,306 and an accumulated deficit of $9,845,094. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
 (See Financial Footnote 1.)

Liquidity and Capital Resources

As of January 31, 2016, the Company had total current assets of $6,706, and total current liabilities of $688,211. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company is working towards generating revenue to offset some of its existing operating expenditures, it is possible that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it may need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

Future Financings

We anticipate continuing to rely related party and third party loans and/or equity sales of our common shares and/or shares for services rendered in order to continue to fund our business operations in the event of ongoing operational shortfalls. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our research and development activities.

Revenue

The Company has recently launched the first applications and channels in respect of our major business activity.  As yet we are unable to predict when we may commence generating revenues from these operations.

Cost of sales

Costs of sales are expected to include licensing, marketing and maintenance fees in respect to our proprietary software platform and licensed software services.  In addition, we can expect to incur fees associated with gaining followers for our YouTube channels and the advertising of our downloadable applications.

General and Administrative Expenses

	For the year ended
	January 31,
	2016	2015	Variances
Legal, accounting and audit fees	$14,602	$39,449	$(24,849)
Management and consulting fees	55,083	22,300	32,783
Research, development, and promotion	74,750	45,534	29,216
Transfer agent and filing fees	2,309	3,620	(1,311)
Office supplies and other general expenses	12,324	15,879	(3,555)
Total general and administrative expenses	$159,068	$126,782	$32,284

Personnel

As of January 31, 2016, and as of the date of this filing, the Company had no employees, excluding its executive officers and directors.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of January 31, 2016 and January 31, 2015, respectively, the Company had no cash equivalents.

Technology and licensing rights (Intangible assets)

Technology and licensing rights are recorded at cost and capitalized, and are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the years ended January 31, 2016 and 2015, there was $3,500 and $nil impairment of long-lived asset, respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of January 31, 2016, no revenue has been recognized, as the Company has not commenced revenue generating operations.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred in order to generate revenue. Such costs are recorded as incurred. Our cost of revenue will consist consists primarily of fees associated with the operation of our social media venues and  fulfillment of specific customer advertising campaigns related to our downloadable apps.

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

Recently issued accounting pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis that meant to clarify the consolidation reporting guidance in GAAP. This guidance is to be applied using a retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company has adopted the guidance and the adoption of this standard did not have an impact on the Company's consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs related to a debt liability as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective retrospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. As the Company does not currently have any debt obligations, the adoption of this standard will not impact the presentation of certain financial statement line items within the Company's balance sheets, results of operations, and related disclosures.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting Measurement-Period Adjustments, which eliminates the requirement for an entity to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is completed. ASU 2015-16 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of this standard will not have an impact on the Company's financial position and results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in the update. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this standard will not have an impact on the Company's financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

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

The Company’s consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following consolidated audited financial statements are filed as part of this annual report:

Page
Reports of Independent Registered Public Accounting Firms	F-1 & F-2

Balance Sheets as at January 31, 2016 and 2015	F-3

Statements of Operations for the years ended January 31, 2016 and 2015	F-4

Statements of Changes in Stockholders' Deficit for the years ended January 31, 2016 and 2015	F-5

Statement of Cash Flows for the years ended January 31, 2016 and 2015	F-6

Notes to the Consolidated Financial Statements for the years ended January 31, 2016 and 2015	F-7 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eco Science Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Eco Science Solutions, Inc. (“the Company”) as of January 31, 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Eco Science Solutions, Inc., as of January 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

May 17, 2016

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 29, 2015

8250 W. Charleston Blvd., Suite 100 - Las Vegas, NV 89117 Phone: (888)727-8251 Fax: (888)782-2351

ECO SCIENCE SOLUTIONS, INC.
BALANCE SHEETS

	January 31, 2016	January 31, 2015
ASSETS
Current assets
Cash	$6,706	$13,322
Total current assets	6,706	13,322

TOTAL ASSETS	$6,706	$13,322

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$65,673	$43,126
Related party payable	18,333	58,250
Notes payable-short-term-related party	-	22,000
Notes payable-convertible	232,450
Notes payable-short-term-related party-convertible	251,045	164,045
Liabilities for issuance of shares	74,000	-
Total current liabilities	641,501	287,421

Long term liabilities
Notes payable-convertible	-	236,350
Notes payable-convertible-related party, net of unamortized discount	46,710	-
Total long term liabilities	46,710	236,350
Total liabilities	688,211	523,771

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none issued and outstanding at January 31, 2016 and January 31, 2015, respectively	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 28,226,349 and 30,643,001 issued and outstanding at January 31, 2016 and January 31, 2015, respectively	2,822	3,064
Additional paid in capital, common, and deferred compenation	9,133,256	8,469,364
Accumulated deficit	(9,817,583)	(8,982,877)
Total stockholders' deficit	(681,505)	(510,449)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,706	$13,322

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
INCOME STATEMENTS

	For the fiscal year ended
	January 31, 2016	January 31, 2015

General and administrative expenses	159,068	126,782
Amortization of stock options	493,750	945,000
Net operating loss	(652,818)	(1,071,782)

Other income (expenses)
Interest expense	(28,388)	(18,554)
Impairment loss, communications platform	(3,500)	-
Loss on divestiture of technology	(150,000)	-
Total other income (expenses)	(181,888)	(18,544)

Net loss	$(834,706)	$(1,090,336)

Net loss per common share - basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding - basic and diluted	29,352,468	24,461,220

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM FEBRUARY 1, 2014 TO JANUARY 31, 2016

	Preferred Stock		Common Stock		Additional Paid in Capital		Deferred	Accumulated
	Shares	Amount	Shares	Amount	Preferred	Common	Compensation	Deficit	Total

Balance, January 31, 2014	2,500,000	$2,500	443,016	$44	$5,262,500	$2,606,834	$(358,750)	$(7,892,541)	$(379,413)

Amortization of stock options							205,000		205,000
Conversion of debt to common stock			4,550,000	455		13,195			13,650
Conversion of preferred stock to common stock	(2,500,000)	(2,500)	25,000,000	2,500	(5,262,500)	5,262,500			-
Grant of restricted stock award						1,040,000	(1,040,000)		-
Vesting of restricted stock award			650,000	65		585	740,000		740,650
Net loss								(1,090,336)	(1,090,336)

Balance, January 31, 2015	-	-	30,643,016	3,064	-	8,923,114	(453,750)	(8,982,877)	(510,449)

Vesting of restricted stock award			1,250,000	125		1,125	340,000		341,250
Grant of restricted stock award						160,000	(160,000)		-
Purchase of intellectual property			1,500,000	150		149,850			150,000
Cancellation of common stock			(6,466,667)	(647)		647			-
Amortization of stock options							153,750		153,750
Beneficial conversion feature – related party note						14,750			14,750
Conversion of debt to common stock			1,300,000	130		3,770			3,900
Net loss								(834,706)	(834,706)

Balance, January 31, 2016	-	$-	28,226,349	$2,822	$-	$9,253,256	$(120,000)	$(9,817,583)	$(680,505)

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS

	For the fiscal year ended
	January 31, 2016	January 31, 2015
Cash flows from operating activities:
Net loss	$(834,706)	$(1,090,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off prepaid expenses	1,000	-
Stock based compensation	493,750	945,000
Amortization of debt discount	2,460	-
Impairment loss and loss on divestiture, technology	153,500	-
Liabilities from unissued shares	70,500	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	22,547	1,229
Increase (decrease) in related party payables	18,083	4,041
Net cash used in operating activities	(72,866)	(140,066)

Cash flows from financing activities:
Proceeds from related party loans	65,000	147,054
Proceeds from issuance of common stock	1,250	650
Net cash provided by financing activities	66,250	147,704

Net decrease in cash	(6,616)	7,638

Cash-beginning of period	13,322	5,684

Cash-end of period	$6,706	$13,322

NON-CASH ACTIVITIES
Conversion of preferred stock to common stock	$-	$5,265,000
Conversion of debt to common stock	$3,900	$13,650
Conversion of related party payable to convertible note payable	$59,000	$-
Beneficial conversion feature from related party convertible note, unamortized	$14,750	$-
Purchase of intellectual property for common stock	$150,000	$-
Purchase of communications platform for common stock	$3,500	$-
Liabilities from unissued series A Voting preferred shares under technology licensing and marketing agreement	$35,500	$-
Liabilities from unissued common stock for technology licensing and marketing agreement	$35,000	$-

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the state of Nevada on December 8, 2009 under the name Pristine Solutions, Inc. Headquartered in Miami, Florida, Eco Science Solutions, Inc., a Nevada corporation, is charged with the research and exploration of eco-friendly technology and properties. On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (OTC Pink Sheets:ESSI).

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

On August 31, 2015, the Company executed an Asset Purchase Agreement dated August 28, 2015 (the "Purchase Agreement") with Kensington Marketing, Inc., a Nevada corporation, to acquire a certain technology application known as “Stay Hydrated.”  In exchange for the technology application, the Company issued 1,500,000 restricted shares of the Company's common stock, valued at $150,000. On January 11, 2016, the Company cancelled the agreement with Kensington Marketing, cancelled 1,500,000 shares of Common Stock issued to Kensington Marketing, and returned the “Stay Hydrated” application the Company acquired in exchange for the 1,500,000 shares.

On January 1, 2016, the Company entered into a technology licensing and marketing support agreement with Separation Degrees – One, Inc. (“SDOI”) that will result in the development, licensing and management of on-going technology solutions and marketing campaigns for ESSI’s initiatives.  Additionally, the Company entered into an Asset Purchase Agreement with SDOI wherein the Company acquired a proprietary messaging and customer relationship management software platform from SDOI.

On January 11, 2016, the Company’s Board of Directors (the “Board”) authorized the creation of 1,000 shares of Series A Voting Preferred Stock.  The holder of the shares of the Series A Voting Preferred Stock has the right to vote those shares of the Series A Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval.  The vote of each share of the Series A Voting Preferred Stock is equal to and counted as 10 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.   The Series A Voting Preferred Stock will not be convertible into Common Stock.

The Company will issue to SDOI 1,000 Series A Preferred Shares to SDOI in consideration for the Licensing Agreement along S-8 shares to cover monthly service charges related to the technology license agreement. In addition, the Company agreed to issue 500,000 shares of common stock as consideration for the Asset Purchase Agreement with SDOI.

The Company will continue to operate, research and explore eco friendly technology, social media initiatives and applications that generate revenue through advertisements connected to the social media channels as well as downloads of the application and sales of actual goods from the Company’s operating sites.

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "ESSI" shall mean Eco Science Solutions, Inc., unless otherwise indicated.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont’d)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2016, the Company had a working capital deficit of $633,795 and an accumulated deficit of $9,816,583. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of January 31, 2016 and January 31, 2015, respectively, the Company had cash, but no cash equivalents.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Technology and licensing rights (Intangible assets)

Technology and licensing rights are recorded at cost and capitalized, and are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the year ended January 31, 2016 the Company impaired $3,500 in long-lived assets relative to the acquisition of a communications platform.  In fiscal 2015 there was no impairment of long-lived assets.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of January 31, 2016, no revenue has been recognized, as the Company has not commenced operations.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cost of Revenue

Costs of revenue consist of the direct expenses incurred in order to generate revenue. Such costs are recorded as incurred. Our cost of revenue will consist consists primarily of fees associated with the operation of our social media venues and fulfillment of specific customer advertising campaigns related to our downloadable apps.

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

Recently issued accounting pronouncements

 In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis that meant to clarify the consolidation reporting guidance in GAAP. This guidance is to be applied using a retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company has adopted the guidance and the adoption of this standard did not have an impact on the Company's consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs related to a debt liability as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective retrospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. As the Company does not currently have any debt obligations, the adoption of this standard will not impact the presentation of certain financial statement line items within the Company's balance sheets, results of operations, and related disclosures.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting Measurement-Period Adjustments, which eliminates the requirement for an entity to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is completed. ASU 2015-16 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of this standard will not have an impact on the Company's financial position and results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in the update. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this standard will not have an impact on the Company's financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

NOTE 3: INTANGIBLE ASSETS

1.	Stay Hydrated

On August 31, 2015, the Company executed an Asset Purchase Agreement with Kensington Marketing, Inc., a Nevada corporation, dated August 28, 2015 (the "Purchase Agreement"), to purchase a certain technology application known as “Stay Hydrated.”  In exchange for the technology application, the Company issued 1,500,000 restricted shares of the Company's common stock on December 9, 2015, valued at $150,000.

On January 11, 2016, the Company cancelled the agreement with Kensington Marketing, cancelled 1,500,000 shares of Common Stock issued to Kensington Marketing, and returned the “Stay Hydrated” application the Company acquired in exchange for the 1,500,000 shares.

A loss of $150,000 with respect to the divestiture and cancelation of the technology rights agreement was recognized in the profit and loss account.

2.	Communications Platform - Separation Degrees – One, Inc.

On January 1, 2016, the Company entered into a technology licensing and marketing support agreement with Separation Degrees – One, Inc. (“SDOI”) that will result in the development, licensing and management of on-going technology solutions and marketing campaigns for ESSI’s initiatives.  Additionally, the Company entered into an Asset Purchase Agreement with SDOI wherein the Company acquired a proprietary messaging and customer relationship management software platform from SDOI.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE 3: INTANGIBLE ASSETS (cont’d)

2.	Communications Platform - Separation Degrees – One, Inc. (continued)

Under the terms of the agreements, the Company will issue to SDOI 1,000 shares of the Company’s Series A Voting Preferred Stock.  The Series A Voting Preferred Stock has the right to vote those shares of the Series A Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval.  The vote of each share of the Series A Voting Preferred Stock is equal to and counted as 10 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

The Company obtained a third party valuation in respect of the issuance of the Series A Voting Preferred stock and recorded a technology licensing and marketing expense of $35,500 in respect of the valuation report. The third party valuation report was based on the following inputs as at January 1, 2016: (1) price per share of common stock of $0.007; (2) 28,426,349 common shares outstanding; 1,000 Series A Preferred shares issued 1/1/16; (3) A 17.5% premium over the combined common share value for the voting preferences; (4) 284,291,916,349 total voting shares and 284,263,490,000 voting rights represented 99.99% of the total.

As of January 31, 2016, 1,000 Series A Voting Preferred Stock had not yet been issued and the Company recorded $35,500 as liabilities for issuance of shares on the balance sheet.

Further under the terms of the aforementioned  technology licensing and marketing support agreement, the Company agreed to the issuance and DWAC of $35,000 worth of S-8 shares in ESSI Common Stock (issued at a 30% discount to the market close on the date of payment due (the 1st of every month), or a share price of $0.01 whichever is greater), to SDOI for ongoing monthly project and planned technical development/maintenance, production and staging server administration, ongoing marketing services and monthly advertising management.   The shares are to be issued on or before the 1st business day of each calendar month.

As of January 31, 2016, $35,000 worth of S-8 shares had not yet been issued and the Company recorded $35,000 as liabilities for issuance of common shares on the balance sheet.

On January 4, 2016 the Company entered into a further agreement with SDOI for the purchase of a discrete communications software platform, including custom developed libraries, the consideration for which was the issuance of 500,000 shares of common stock. The Company recorded the fair market value of $3,500 in respect of the software platform on the date of the agreement as intangible assets on the Company’s balance sheet.

As at fiscal year end the Company evaluated the asset for impairment and determined recovery of the value of the asset was indeterminate during the present stage of the Company’s execution of its business plan.  As a result we recorded an impairment loss of $3,500 which was recognized in the profit and loss account.

As of January 31, 2016, 500,000 shares of common stock had not yet been issued and the Company recorded $3,500 as liabilities for issuance of shares on the balance sheet.

NOTE 4: PREPAID EXPENSES

Prepaid expenses consist of certain compensation expense paid in advance of its due date.  As of January 31, 2016 and January 31, 2015, $1,000 and $0 has been prepaid, to be expensed in the next month, and is included in related party transactions (Note 6).

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016
NOTE 5: NOTES PAYABLE

As of January 31, 2016 notes payable consists of an unsecured convertible promissory note in the remaining sum of $232,450 (January 3, 2015 - $236,350). The note bears interest at a rate of 6% per annum, is due January 31, 2017, and is convertible into the Company’s common stock at a rate of $0.003 per share.

During the fiscal year ended January 31, 2016, the holder of the note assigned $100,000 to an arms length third party who converted $3,900 of principal into 1,300,000 shares of the Company’s common stock at a rate of $0.003 per share.

As of January 31, 2016 and January 31, 2015, the Company has accrued $44,680 and $30,499, respectively, in interest on the convertible note payable.

NOTE 6: RELATED PARTY TRANSACTIONS

As of January 31, 2016 and January 31, 2015, related parties are due a total of $316,088 and $244,295, respectively.

	January 31, 2016	January 31, 2015

Related party payable compensation (2)	$18,333	$58,250

Notes payable for loans to the Company (1)	-	22,000

Convertible notes payable for cash proceeds received(1)	251,045	164,045
Convertible notes payable for unpaid compensation (3)	59,000	-
Less: unamortized discount (3)	(12,290)	-
Total convertible notes payable, net of unamortized discount	297,755	164,045
Total related party loans	297,755	186,045
Total related party transactions	$316,088	$244,295

Related party convertible notes payable consists of the following unsecured convertible promissory notes:

Description	Principal	Interest Rate	Conversion Rate	Maturity Date

Note Payable (1)	$251,045	5%	FMV	On demand with 90 days written notice

Note Payable (3)	$59,000	6%	80% of FMV	10/01/2017
Less: unamortized discount (3)	(12,290)
Note Payable, net of unamortized discount	$46,710

(1)
During the fiscal year ended January 31, 2016, a company controlled by the Company’s former Chairman of the Board and majority director contributed an additional $65,000 in proceeds to the demand convertible note payable on the same terms and conditions, and modified note to include the $22,000 in short term notes so that the principal balance of the convertible note payable as at the fiscal year ended January 31, 2016 totaled $251,045.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE 6: RELATED PARTY TRANSACTIONS (continued)

(2)
Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company. On December 21, 2015 the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company’s actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive’s past or future employment by the Company or any Affiliates, or any predecessor thereof (“Work Product”), belong to the Company, or its Affiliates, as applicable. During the year ended January 31, 2016, the Company accrued management fees in the amount of $9,583 to Mr. Jeffery Taylor and $8,750 to Mr. Don Lee Taylor. As of January 31, 2016, the Company had not made any cash payments regarding the fees, leaving a total of $18,333 on the balance sheet as related party accounts payable.

(3)
On October 1, 2015 the Company issued its former President a convertible promissory note in the principal amount of $59,000 for unpaid compensation.  The note bears interest at a rate of 6% per annum, matures on October 1, 2017, and contains a repayment provision which permits the holder to convert the debt into the Company's common stock at a rate of 80% of the fair market value of the common stock on the date of conversion.  The conversion discount of 20% of FMV results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $14,750 on the date of the transaction has been classified as a discount on the note.  As of January 31, 2016, the Company expensed $2,460 as amortization of the debt discount which is included as interest expense.  As of January 31, 2016, $12,290 of unamortized discount remains, and will be amortized over the next 20 months.

As of January 31, 2016 and January 31, 2015, the Company has accrued $16,053 and $4,306, respectively, in interest on related party loans.

NOTE 7: COMMON STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

On March 15, 2015, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its then President for cash in the amount of $250. As a result, additional paid in capital was reduced by $24,750.

On July 15, 2015, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its then President for cash in the amount of $250. As a result, additional paid in capital was reduced by $24,750.

On September 3, 2015, 4,966,667 shares of the Company’s issued and outstanding common stock were cancelled by the certificate holder.  As a result of this transaction, the shares were returned to treasury, and the total issued and outstanding shares of common stock was reduced to 26,176,334 shares.

On October 28, 2015, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its then President for cash in the amount of $250. As a result, additional paid in capital was reduced by $24,750.

On December 9, 2015, in accordance with a certain Asset Purchase Agreement dated August 28, 2015, the Company issued 1,500,000 shares of restricted common stock, valued at $150,000.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE 7: COMMON STOCK (continued)

On November 19, 2015, in accordance with his 2015 Employment Agreement, the Company issued 500,000 shares of restricted common stock, valued at $40,000, to its then President for cash in the amount of $500. As a result, additional paid in capital was reduced by $49,500.

On January 11, 2016, the Company cancelled the agreement with Kensington Marketing, cancelled 1,500,000 shares of Common Stock issued to Kensington Marketing, and returned the “Stay Hydrated” application the Company acquired in exchange for the 1,500,000 shares.

On January 12, 2016, $3,900 of principal amount was converted into 1,300,000 shared of the Company’s common stock at a rate of $0.003 per share.

As of January 31, 2016 and January 31, 2015, respectively, 28,226,349 and 30,643,001 shares of the Company’s common stock were issued and outstanding.

Series A Voting Preferred Shares

On January 11, 2016, the Company’s Board of Directors (the “Board”) authorized the creation of 1,000 shares of Series A Voting Preferred Stock.  The holder of the shares of the Series A Voting Preferred Stock has the right to vote those shares of the Series A Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval.  The vote of each share of the Series A Voting Preferred Stock is equal to and counted as 10 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.   The Series A Voting Preferred Stock will not be convertible into Common Stock.

NOTE 8:STOCK OPTIONS

The following table represents the number of options currently outstanding under the 2012 Employee Stock Option Plan:

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	5,000,000	1.60	$500,000	$0.10
$0.25	1,500,000	1.60	375,000	$0.25
	6,500,000		$875,000	$0.20

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 31, 2015	6,500,000	$0.20
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at January 31, 2016	6,500,000	$0.20

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE 8:STOCK OPTIONS (continued)

As of January 31, 2016 and January 31, 2015, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $153,750 and $205,000 has been expensed during the fiscal year ended January 31, 2016 and the year ended January 31, 2015, respectively. There remains $0 and $153,250 of deferred compensation as of January 31, 2016 and January 31, 2015, respectively.

Subsequent to the fiscal year end, in accordance with the terms of the underlying option agreements, upon the termination of services to the Company by the consultant and the officer holding the options, all outstanding stock options expired unexercised 90 days thereafter.

NOTE 9: RESTRICTED STOCK AWARDS

On February 15, 2014, in connection with a certain Employment Agreement dated November 15, 2013, its then President was awarded the right to purchase 400,000 shares of the Company’s restricted common stock (the “Restricted Stock Units”, “RSUs”) at a per share price of $0.001 (the “2013 Stock Award”).  The 2013 Stock Award, valued at $640,000, vested periodically over the period beginning February 15, 2014 through November 15, 2014, at 100,000 RSUs per vesting period.  During the year ended January 31, 2015, the Company recorded deferred compensation in the amount of $640,000, which has been fully expensed in the current year for the 400,000 RSUs vested through January 31, 2015.

On November 15, 2014, in connection with a certain Employment Agreement dated November 15, 2014, its then President was awarded the right to purchase 1,000,000 shares of the Company’s restricted common stock at a per share price of $0.001 (the “2014 Stock Award”).  The 2014 Stock Award, valued at $400,000, vests periodically over the period beginning November 15, 2014 through November 15, 2015, at 250,000 RSUs per vesting period.

On November 1, 2015, the Company entered into a new Employment Agreement with its then President (the “2015 Employment Agreement”). The Employment Agreement is for a term of one (1) year, and includes compensation in the amount of $36,000 per year, compensation for certain travel expenses, and grants a right to  purchase 2,000,000 shares of the Company’s common stock at par, which vest quarterly beginning November 1, 2015, at 500,000 shares per vesting period through August 1, 2016 (the “2015 Stock Award”). In connection with the 2015 Stock Award, $160,000 has been recorded as deferred compensation, to be amortized over the next 9 months.

As of January 31, 2016 and January 31, 2015, the Company has awarded a total of 2,000,000 and 1,400,000 Restricted Stock Units, respectively. In connection with the Stock Awards, a total of $1,200,000 has been recorded as deferred compensation, of which $340,000 and $740,000 has been expensed during the fiscal year ended January 31, 2016 and the fiscal year ended January 31, 2015, respectively.  Upon the former President’s resignation as an officer and director, effective December 17, 2015, all unvested stock awards were immediately cancelled.

The following table represents the number of Restricted Stock Units awarded (the "Stock Awards"):

Restricted Stock Units Activity		Weighted
	Number	Average
	of RSUs	Exercise Price
Outstanding at January 31, 2014	-	-
Awarded	1,400,000	$0.001
Exercised / Vested	(650,000)	$0.001
Expired / Cancelled	-	-
Outstanding at January 31, 2015	750,000	$0.001
Awarded	2,000,000	$0.001
Exercised / Vested	(1,250,000)	$0.001
Expired / Cancelled	1,500,000	-
Outstanding at January 31, 2016	-	$0.001

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE 10: INCOME TAXES

The components of the net change in deferred tax asset at January 31, 2016 and January 31, 2015, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	January 31, 2016	January 31, 2015

Income (loss) before taxes	$(833,706)	$(1,090,336)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(283,600)	$(370,600)
Non-deductible expenses	300	––
Change in valuation allowance	283,300	370,600
Reported income taxes	$-	$-

The significant components of the cumulative deferred income tax assets and liabilities at January 31, 2016 and January 31, 2015, are as follows:

	January 31, 2016	January 31, 2015
Deferred tax assets:
Net operating loss carry forward	$3,275,800	$2,990,600
Non-deductible expenses	1,900	-
Less valuation allowance	(3,273,900)	(2,990,600)
Net deferred tax asset	$-	$-

NOTE 11: SUBSEQUENT EVENTS

On February 1, 2016 the Company entered into a Consulting Agreement for certain marketing and administrative expertise where under we will pay $1,000 per month for a term of six months, with automatic six month renewal terms, and issue 100,000 shares of restricted stock as additional compensation.

On February 26, 2016 the Company announced it had canceled 1,000,000 shares of common stock, as part of a stock buyback program designed to increase current shareholder value by repurchasing and retiring existing outstanding common stock.

On March 7, 2016, the Company dismissed its independent registered public accounting firm, Seale & Beers, CPAs.  Seale & Beers and approved the engagement of BF Borgers, CPA PC as the Company’s new independent registered public accounting firm.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE 11: SUBSEQUENT EVENTS (cont'd)

On March 18, 2016, Mike Hogue was issued a total of 100,000 shares of common stock in relation to a consulting agreement.  The shares were valued at market on the date of the contract, February 1, 2016, for a total of $250,000.

On March 22, 2016 we entered into a two-year lease commencing April 1, 2016 for a total of 253 square feet of office and 98 square feet of reception space. Monthly base rent for the period April 1, 2016 to March 31, 2017 is $526.50 per month and increases to $552.83 per month for the subsequent year ending March 31, 2018.  Operating costs for the first year of the lease are estimated at $258.06 per month.  The Company has remitted a security deposit in the amount of $817.24 in respect of the lease.  Further our officers and directors have executed a personal guarantee in respect of the aforementioned lease agreement.

On April 1, 2016 the Company filed a Form S-8 to register 5,000,000 shares of Common Stock, $0.00001 par value per share, under its 2016 Equity Incentive Plan.

On April 6, 2016 the Company issued a total of 1,200,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI.

On May 9, 2016 the Company issued 596,884 shares of common stock to an unrelated third party in respect to the assignment of the remaining balance of a convertible note in the principal amount of $96,100.   Upon assignment the conversion terms of the note were amended from $0.003 per share to a 40% discount to market based on the date immediately prior to the notice of conversion.  As a result the shares were issued in full settlement of the principal value of the note at 0.161 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On March 7, 2016, the Company dismissed its independent registered public accounting firm, Seale & Beers, CPAs.  Seale & Beers reviewed our Form 10-Q Quarterly Report filed on December 15, 2015 for the period ending October 31, 2015, and no adverse opinion or disclaimer of opinion exists, and no reports were qualified or modified as to uncertainty, audit scope or accounting principle.

During the quarter ended October 31, 2015, and through the fiscal year ended January 31, 2015, up to the date of dismissal of Seale & Beers, (a) there were no disagreements with Seale & Beers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale & Beers, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year and (b) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We have provided a copy of the above disclosures to Seale & Beers and requested them to provide us a letter addressed to the U.S. Securities and Exchange Commission stating whether or not Seale & Beers agrees with the above disclosures. A copy of Seale & Beers response letter was filed on Form 8-K with the Securities and Exchange Commission on March 10, 2016.

(b) New Independent Registered Public Accounting Firm

On March 7, 2016, our board of directors approved the engagement of BF Borgers, CPA PC (“Borgers”), as the Company’s new independent registered public accounting firm.  During the fiscal year ended January 31, 2015, and the preceding interim period prior to the engagement of Borgers, the Company has not consulted Borgers regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a “disagreement” or “reportable event” (within the meaning of Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K, respectively).

The Company’s engagement of BF Borgers, CPA PC as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2016 became effective March 7, 2016 upon execution of the engagement letter on such date.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2016, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2016. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of January 31, 2016, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2016:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors. We do not have any members of the Board who are independent directors and we do not have an audit committee. These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

Management's Remediation Initiatives

As of January 31, 2016, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended January 31, 2016, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size. Management also believes that these weaknesses did not have an effect on our financial results.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                                                                                     OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of January 31, 2016:

Name	Position(s) Held	Age	Date first Elected or Appointed
Jeffery Taylor 271 Hiolani St. Pukalani, HA 96768	President, Secretary, Chief Executive Officer, Director	44	December 17, 2015 as to Chief Executive Officer and President and January 11, 2016 as to Director and Secretary.
Don Lee Taylor 271 Hiolani St. Pukalani, HA 96768	Chief Financial Officer, Treasurer and Director	46	December 17, 2015 as to Chief Financial Officer and January 11, 2016 as to Director and Treasurer

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

On December 10, 2015, Mark Dilley resigned as a Director of the Company.

On December 17, 2015, Michael Borkowski resigned as Director, President and Chief Executive Officer of the Company.

Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer and President of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company.

On January 11, 2016, Mr. Domenic Marciano tendered his resignation as Chairman of the Board of Directors of the Company, Secretary and Treasurer and Mr. Jeffery and Mr. Don Taylor were appointed to the Company’s Board of Directors.  Mr. Jeffery Taylor was appointed Secretary and Mr. Don Lee Taylor was appointed Treasurer.

Background and Business Experience

Mr. Jeffery Taylor

As CEO, Mr. Jeffrey Taylor will oversee the company’s strategy, technology roadmap, and consumer community content development programs; Mr. Taylor is a recipient of the Army Commendation Medal from the United States Army during service of operation Uphold Democracy; he served in the United States Army for 10 Years and focused on supply chain management technologies with an emphasis on logistics and distribution of specialty materials.  Mr. Taylor was discharged with a Medical Discharge; Mr. Taylor has been a real estate entrepreneur and holds a real estate license in the State of Hawaii from 2005 to present.  In 2003, Mr. Taylor received his Microsoft technology certification from the Veterans Association during rehabilitation process from being injured in the military.  As part of his passion for open water scuba and snorkeling, he launched Liquid Marlin LLC, and works with the Make A Wish Foundation on Maui as one of its designated snorkel instructors.

Mr. Don Lee Taylor

As CFO, Don Taylor will oversee the company’s financial governance; business community content development program, and business partnerships. Mr. Taylor holds a real estate license in the State of Hawaii from 2001 to Present; and has been active in the Hawaii real estate and real estate financing community.  Mr. Taylor currently holds the title of Broker in Charge of Maui Realty Co., Inc. Mr. Taylor holds a BS in Finance with an emphasis in Financial Management from the California State University in Long Beach.

Identification of Significant Employees

The Company does not expect any individuals to make a significant contribution to the Company’s business.

Family Relationships

Our sole directors and officers, Jeffery Taylor and Don Lee Taylor are brothers.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended January 31, 2016, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended January 31, 2016, and the representations made by the reporting persons to the Company, the Company believes that during the year ended January 31, 2016, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)	its principal executive officer;

(b)	each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2016 and 2015; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended January 31, 2016 and 2015.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
	FYE	Salary	Bonus	Stock Award		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Jan 31	($)	($)	($)		($)	($)	($)	($)	($)
Jeffery Taylor, President,Secretary, CEO, Director [3]	2016	9,583	None	None		None	None	None	None	9,583
Don Lee Taylor CFO, Treasurer Director[3]	2016	8,750	None	None		None	None	None	None	8,750
Michael J. Borkowski Former President, CEO, CFO, Director [4]	2016	28,500 [1]	None	160,000	[2]	None	None	None	None	188,500
	2015	21,000[1]	None	740,000	[2]	None	None	None	None	761,000
Domenic Marciano Former Secretary, Treasurer, Chairman [5]	2016	None	None	None		None	None	None	None	None
	2015	None	None	None		None	None	None	None	None
David Stark Former Consultant	2016	None	None	None		None	None	None	None	None
	2015	None	None	None		205,000 [2]	None	None	None	205,000
[1]		Compensation earned and converted to a convertible promissory note;
[2]		Represents vested awards and options only.
[3]
Mr. Jeffery Taylor was appointed CEO and President and Mr. Don Lee Taylor was appointed C
FO on December 17, 2015.  On January 11, 2016 Mr. Jeffery Taylor was appointed to the board of directors and Secretary and Mr. Don Lee Taylor was appointed to the board of directors and Treasurer. Compensation for both Mr. Jeffery and Mr. Don Taylor is accrued under employment contracts but unpaid.

[4]		Michael Borkowski resigned all positions on December 17, 2017
[5]		Domenic Marciano resigned all positions on January 11, 2016

Employment Contracts and Termination of Employment and Change in Control Arrangements

On November 15, 2013, the Company entered into an employment agreement with our former President, Mr. Michael J. Borkowski (the “2013 Employment Agreement”) to serve as President, CEO, and Director. The Employment Agreement, which replaces a 2012 Employment Agreement, is for a term of one year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 400,000 shares of the Company’s common stock at par, which vest periodically beginning February 15, 2014, at 100,000 shares per vesting period through November 15, 2014.

On November 15, 2014, the Company entered into a new Employment Agreement with Mr. Borkowski (the “2014 Employment Agreement”). The Employment Agreement is for a term of one (1) year, and includes compensation in the amount of $18,000 per year, compensation for certain travel expenses, and grants to purchase 1,000,000 shares of the Company’s common stock at par, which vest periodically beginning November 15, 2014, at 250,000 shares per vesting period through November 15, 2015.

On November 1, 2015, the Company entered into a new Employment Agreement with its then President (the “2015 Employment Agreement”). The Employment Agreement is for a term of one (1) year, and includes compensation in the amount of $36,000 per year, compensation for certain travel expenses, and grants a right to purchase 2,000,000 shares of the Company’s common stock at par, which vest quarterly beginning November 1, 2015, at 500,000 shares per vesting period through August 1, 2016.

Upon the former President’s resignation as an officer and director, effective December 17, 2015, all unvested stock awards were immediately cancelled and all unexercised Stock Options expired 90 days thereafter.

On December 21, 2015 the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company’s actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive’s past or future employment by the Company or any Affiliates, or any predecessor thereof (“Work Product”), belong to the Company, or its Affiliates, as applicable.

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

Subsequent to the fiscal year end, in accordance with the terms of the underlying option agreements, upon the termination of services to the Company by the consultant and the officer holding the options, all outstanding stock options expired unexercised 90 days thereafter.

Stock Options/SAR Grants

The Company granted no stock options to directors and officers through the 2012 Plan during the years ended January 31, 2016 and 2015

Restricted Stock Awards

On November 15, 2013, Michael Borkowski, the former President of the Company,  was granted the right to purchase 400,000 shares of the Company’s common stock at par.  The restricted stock award vested periodically beginning February 15, 2014, at 100,000 shares per vesting period, through November 15, 2014. As of January 31, 2015, the stock award is fully vested.

On November 15, 2014, Mr. Borkowski was granted the right to purchase 1,000,000 shares of the Company’s common stock at par.  The restricted stock award vests periodically beginning November 15, 2014, at 250,000 shares per vesting period, through November 15, 2015. As of January 31, 2015, 250,000 restricted stock units have vested.

On November 1, 2015, Mr. Borkowski was granted the  right to purchase 2,000,000 shares of the Company’s common stock at par. The restricted stock award vests quarterly beginning November 1, 2015, at 500,000 shares per vesting period through August 1, 2016.

Upon the former President’s resignation as an officer and director, effective December 17, 2015, all unvested stock awards were immediately forfeited.

No other restricted stock awards have been granted during the years ended January 31, 2016 and 2015.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the year ended January 31, 2016 and 2015, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

The following table represents the number of options currently outstanding under the 2012 Employee Stock Option Plan:

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	5,000,000 (1)	1.60	$500,000	$0.10
$0.25	1,500,000 (2)	1.60	375,000	$0.25
	6,500,000		$875,000	$0.20
(1)	Options held by former President and CEO, Michael Borkowski
(2)	Options held by former consultant, David Stark

As of January 31, 2016 and January 31, 2015, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, of which $153,750 and $205,000 has been expensed during the fiscal year ended January 31, 2016 and the year ended January 31, 2015, respectively. There remains $0 and $153,250 of deferred compensation as of January 31, 2016 and January 31, 2015, respectively.

Subsequent to the fiscal year end, in accordance with the terms of the underlying option agreements, upon the termination of services to the Company by the consultant and the officer holding the options, all outstanding stock options expired unexercised 90 days thereafter.

The following table represents the number of Restricted Stock Units awarded (the "Stock Awards")(All awards granted to the Company’s former President and CEO, Michael Borkowski):

Restricted Stock Units Activity		Weighted
	Number	Average
	of RSUs	Exercise Price
Outstanding at January 31, 2014	-	-
Awarded	1,400,000	$0.001
Exercised / Vested	(650,000)	$0.001
Expired / Cancelled	-	-
Outstanding at January 31, 2015	750,000	$0.001
Awarded	2,000,000	$0.001
Exercised / Vested	(1,250,000)	$0.001
Expired / Cancelled	1,500,000	-
Outstanding at January 31, 2016	-	$0.001

Upon the former President’s resignation as an officer and director, effective December 17, 2015, all unvested stock awards were immediately cancelled.

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

Pension, Retirement or Similar Benefit Plans

As of January 31, 2016, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of Apr May 12, 2016, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock [2]
Jeffery Taylor 271 Hiolani St. Pukalani, HA 96768	10,047,019	[3]	34.5%
Don Lee Taylor 271 Hiolani St. Pukalani, HA 96768	10,047,019	[3]	34.5%
Michael J. Borkowski 3250 NE 1st Avenue, Suite 305 Miami, FL 33137	1,900,000		6.5%
Total	21,994,038		75.5%
[1]	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.
[2]	Based upon 29,123,233 shares issued and outstanding as of May 12, 2016
[3]
Shares acquired on December 15, 2015 in a private transaction from the Company’s former majority shareholder, Domenic Marciano,and held in escrow pending surrender to the transfer agent for re-registration pursuant to an asset purchase agreement.

Directors and Officers as a Group (2 shareholders)	20,094,038		69%
More than 5% ownership (1 shareholder)	1,900,000		6.5%
Total	21,994,038		75.5%

Changes in Control

On November 26, 2013, the Company and its Majority Shareholders (the “Majority Stockholders”) entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Domenic Marciano whereby Marciano acquired 227,370shares of the Company’s common stock from the Majority Stockholders at par value $.0001, representing approximately 51.3% of the Company’s total issued and outstanding shares, in exchange for cash in the amount of $22,737 (the “Cash Proceeds”).  The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 26, 2013, and a change in control of the Company took place.

On December 15, 2015, Domenic Marciano, the Company’s majority shareholder, sold his 20,094,038 shares in a private transaction equally to Mr. Jeffery Taylor and to Mr. Don Taylor.  Mr. Jeffery Taylor and Mr. Don Taylor are now the controlling shareholders of the Company and own the majority of issued and outstanding shares.

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended January 31, 2016, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

Convertible notes payable:

As at January 31, 2015 a total of $244,205 was due and payable to the Company’s then President, and a company controlled by the former Chairman of the Board and former majority shareholder, which amount consists of $22,000 in short term notes payable, $164,045 in short term convertible notes payable, and $58,250 in accrued and unpaid compensation to the Company’s former President. The convertible note payable bears interest at a rate of 5% per annum, is due within 90 days of receipt of a notice of demand and is convertible, along with any accrued and unpaid interest on notice date, into shares of the Company’s common stock at the market price on the date of the transaction.

During the fiscal year ended January 31, 2016, a company controlled by the Company’s former Chairman of the Board and majority director contributed an additional $65,000 in proceeds to the demand convertible note payable on the same terms and conditions, and modified the note to include the $22,000 in short term notes so that the principal balance of the convertible note payable as at the fiscal year ended January 31, 2016 totaled $251,045.

On October 1, 2015, the Company issued its former President a convertible promissory note in the principal amount of $59,000 for unpaid compensation.  The note bears interest at a rate of 6% per annum, matures on October 1, 2017, and contains a repayment provision which permits the holder to convert the debt into the Company's common stock at a rate of 80% of the fair market value of the common stock on the date of conversion.  The conversion discount of 20% of FMV results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $14,750 on the date of the transaction has been classified as a discount on the note.  As of January 31, 2016, the Company expensed $2,460 as amortization of the debt discount which is included as interest expense.  As of January 31, 2016, $12,290 of unamortized discount remains, and will be amortized over the next 20 months.

As of January 31, 2016 and January 31, 2015, the Company has accrued $16,053 and $4,306, respectively, in interest on related party loans.  As of January 31, 2016 and January 31, 2015, former related parties are due a total of $296,755 and $244,295, respectively.

Compensation, Stock Options and Awards:

On February 15, 2014, in connection with a certain Employment Agreement dated November 15, 2013, its then President was awarded the right to purchase 400,000 shares of the Company’s restricted common stock (the “Restricted Stock Units”, “RSUs”) at a per share price of $0.001 (the “2013 Stock Award”).  The 2013 Stock Award, valued at $640,000, vested periodically over the period beginning February 15, 2014 through November 15, 2014, at 100,000 RSUs per vesting period.  During the year ended January 31, 2015, the Company recorded deferred compensation in the amount of $640,000, which has been fully expensed in the current year for the 400,000 RSUs vested through January 31, 2015.

On November 15, 2014, in connection with a certain Employment Agreement dated November 15, 2014, its then President was awarded the right to purchase 1,000,000 shares of the Company’s restricted common stock at a per share price of $0.001 (the “2014 Stock Award”).  The 2014 Stock Award, valued at $400,000, vests periodically over the period beginning November 15, 2014 through November 15, 2015, at 250,000 RSUs per vesting period.

On November 1, 2015, the Company entered into a new Employment Agreement with its then President (the “2015 Employment Agreement”). The Employment Agreement is for a term of one (1) year, and includes compensation in the amount of $36,000 per year, compensation for certain travel expenses, and grants a right to purchase 2,000,000 shares of the Company’s common stock at par, which vest quarterly beginning November 1, 2015, at 500,000 shares per vesting period through August 1, 2016 (the “2015 Stock Award”). In connection with the 2015 Stock Award, $160,000 has been recorded as deferred compensation, to be amortized over the next 9 months.

As of January 31, 2016 and January 31, 2015, the Company has awarded a total of 2,000,000 and 1,400,000 Restricted Stock Units, respectively. In connection with the Stock Awards, a total of $1,200,000 has been recorded as deferred compensation, of which $340,000 and $740,000 has been expensed during the fiscal year ended January 31, 2016 and the fiscal year ended January 31, 2015, respectively.  Upon the former President’s resignation as an officer and director, effective December 17, 2015, all unvested stock awards were immediately cancelled.

During fiscal 2016 the Company’s former President acquired a total of 1,250,000 shares of common stock as a result of the aforementioned agreements as follows:

On March 15, 2015, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its then President for cash in the amount of $250.

On July 15, 2015, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its then President for cash in the amount of $250.

On October 28, 2015, in accordance with his 2014 Employment Agreement, the Company issued 250,000 shares of restricted common stock, valued at $100,000, to its  then President for cash in the amount of $250.

On November 19, 2015, in accordance with his 2015 Employment Agreement, the Company issued 500,000 shares of restricted common stock, valued at $40,000, to its then President for cash in the amount of $500.

Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company. On December 21, 2015 the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company’s actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive’s past or future employment by the Company or any Affiliates, or any predecessor thereof (“Work Product”), belong to the Company, or its Affiliates, as applicable. During the year ended January 31, 2016, the Company accrued management fees in the amount of $9,583 to Mr. Jeffery Taylor and $8,750 to Mr. Don Lee Taylor. As of January 31, 2016, the Company had not made any cash payments regarding the fees, leaving a total of $18,333 on the balance sheet as related party accounts payable.

Director Independence

For purposes of determining director independence, the Company has applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTC Markets Pink Sheets on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, neither Jeffery Taylor nor Don Lee Taylor is an independent director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal years ended January 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2016 $	January 31, 2015 $
Audit Fees	18,000	11,500
Audit Related Fees	-	23
Tax Fees	-	300
All Other Fees	-	-
Total	18,000	11,823

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)
3.4
Amended Articles of Incorporation/Certificate of Amendment filed with the Nevada Secretary of State on March 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012 filed July 31, 2012)

3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2013)
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 18, 2014)
3.8*	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016
10.1*	Employment Agreement between Eco Science Solutions, Inc. and Michael J. Borkowksi dated November 1, 2015
10.2*	December 21, 2015 employment agreement between the Company and Jeffery Taylor
10.3*	December 21, 2015 employment agreement between the Company and Don Lee Taylor
10.4*	Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”) and the Company dated January 1, 2016
10.5*	Asset purchase agreement between the Company and Separation Degrees – One, Inc. (“SDOI”) dated January 4, 2016
16.1	Letter of Seale & Beers, CPAs, dated March 8, 2016, addressed to the United States Securities and Exchange Commission
23.1*	Consent of Independent Registered Accounting Firm
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith
**To be filed by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: May 17, 2016	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: May 17, 2016	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 17, 2016	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: May 17, 2016	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director