Form 10-K/A
period 2016-01-31
ECO SCIENCE SOLUTIONS, INC.
filed 2016-06-20
CIK 1490873

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

30,498,233 Common Shares issued and outstanding as of June 17, 2016

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

We are filing this Form 10-K/A to restate certain financial data contained in our financial statements included in our Form 10-K filing for the fiscal year ended January 31, 2016 (the “Original Form 10-K”) as filed with the Securities and Exchange Commission on May 17, 2016 (the “Filing Date”).   Subsequent to the filing date the Company received invoices from third parties for services in amounts considered material to the Company’s financial position as stated in the Original Form 10-K.  As a result we are amending the audited financial statements contained in the Original Form 10-K as follows:

•
To record a liability of $73,510 with respect to advertising services rendered by a third party in the period ended January 31, 2016.  Under the terms of the agreement, with respect to these services, the amount in full shall be settled by the issuance of Common Stock (issued at a 30% discount to the market close on the date the payment is due, or a share price of $0.01 whichever is greater).

•	To record a liability of $1,500 with respect to an agreement entered into by the Company’s former management for consulting services to be rendered over the period January to April 2016.

•	To disclose certain post period transactions in Note 11 – Subsequent Events, in the audited financial statements contained herein.

As a result of the aforementioned transactions the Company has restated its Balance Sheet, Income Statement, Statement of Stockholders’ Deficit and Statement of Cash flows for the fiscal year ended January 31, 2016 as well as the applicable notes to the financial statements.  Further the Company has updated its disclosures contained in Part II – Item 5. Market for Common Equity and Related Stockholder Matters and Part II Item 7. Management’s Discussion and Analysis, as well as Part III - Item 11 - Executive Compensation, in order to reflect the aforementioned revisions.

In addition, the Company is filing the following Exhibits inadvertently omitted from the Original Form 10-K:

3.8	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016
10.1	Employment Agreement between the Company and Mike Borkowski dated November 1, 2015
10.2	December 21, 2015 employment agreement between the Company and Jeffery Taylor
10.3	December 21, 2015 employment agreement between the Company and Don Lee Taylor
10.4	Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”) and the Company dated January 1, 2016
10.5	Asset purchase agreement between the Company and Separation Degrees – One, Inc. (“SDOI”) dated January 4, 2016
10.6	Amendment No. 1 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)

Other than as set out above, this Amendment speaks as of the filing date of the Original Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-K as filed on May 17, 2016.

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

On May 16, 2016 the Company issued a total of 1,375,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI.

During the period February 1 to May 31, 2016 the Company received additional invoices for advertising services totaling $400,326 which amount shall be settled by issuance of S-8 shares per the terms of the agreement between the Company and SDOI.

On June 1, 2016, the Company entered into a further amendment to the Technology Licensing and Marketing Agreement between SDOI and the Company. Under the Amendment:(1) SDOI will not be issued Series A Preferred Stock initially equal to the current total authorized common shares outstanding of 650,000,000; (2) Invoices for advertising services will be billed separately from the $35,000 standard monthly fee and will have the same terms as the monthly fee; i.e., the amount invoiced will be paid via the issuance of S-8 shares of ESSI Common Stock (issued at a 30% discount to the market VWAP on the date of payment due or a share price of $0.01, whichever is greater).

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

During the fiscal year ended January 31, 2016, the Company incurred total operating expenses of $727,828, of which  $493,750 was stock-based compensation as a result of the issuance of certain stock options in fiscal year 2015, as compared to total operating expenses of $1,071,782, of which  945,000 was stock-based compensation as a result of the issuance of certain stock options in fiscal year 2014 for the same period in the prior fiscal year. General and administrative expenses in the fiscal year ended January 31, 2016 totaled $234,078 as compared to $126,782 in the fiscal year ended January 31, 2015, the substantive increase to which is entirely related to certain advertising fees incurred in the amount of $35,000 for planned technical development/maintenance, production and staging server administration, ongoing marketing services and monthly advertising management  and $73,510 with respect to advertising fees in relation to the Company’s current business focus.

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

The net loss in fiscal 2016 totaled $909,716 as compared to $1,090,336 in 2015.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2016, the Company had a working capital deficit of $709,805 and an accumulated deficit of $9,892,593. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.
 (See Financial Footnote 1.)

Liquidity and Capital Resources

As of January 31, 2016, the Company had total current assets of $6,706, and total current liabilities of $716,511. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company is working towards generating revenue to offset some of its existing operating expenditures, it is possible that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it may need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

General and Administrative Expenses

	For the year ended
	January 31,
	2016	2015	Variances
Legal, accounting and audit fees	$14,602	$39,449	$(24,847)
Management and consulting fees	56,583	22,300	34,283
Research, development, and promotion	74,750	45,534	29,216
Transfer agent and filing fees	2,309	3,620	(1,311)
Office supplies and other general expenses	12,324	15,879	(3,555)
Advertising costs	73,510	-	73,510
Total general and administrative expenses	$234,078	$126,782	$107,296

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $73,510 during the year ended January 31, 2016 and $Nil in the year ended January 31, 2015.

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
June 20, 2016

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 29, 2015

8250 W. Charleston Blvd., Suite 100 - Las Vegas, NV 89117 Phone: (888)727-8251 Fax: (888)782-2351

ECO SCIENCE SOLUTIONS, INC.
BALANCE SHEETS

	January 31, 2016	January 31, 2015
ASSETS
Current assets
Cash	$6,706	$13,322
Total current assets	6,706	13,322

TOTAL ASSETS	$6,706	$13,322

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$67,173	$43,126
Related party payable	18,333	58,250
Notes payable-short-term-related party	-	22,000
Notes payable-convertible	232,450
Notes payable-short-term-related party-convertible	251,045	164,045
Liabilities for issuance of shares	147,510	-
Total current liabilities	716,511	287,421

Long term liabilities
Notes payable-convertible	-	236,350
Notes payable-convertible-related party, net of unamortized discount	46,710	-
Total long term liabilities	46,710	236,350
Total liabilities	763,221	523,771

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none issued and outstanding at January 31, 2016 and January 31, 2015, respectively	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 28,226,349 and 30,643,001 issued and outstanding at January 31, 2016 and January 31, 2015, respectively	2,822	3,064
Additional paid in capital, common, and deferred compensation	9,133,256	8,469,364
Accumulated deficit	(9,892,593)	(8,982,877)
Total stockholders' deficit	(756,515)	(510,449)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,706	$13,322

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
INCOME STATEMENTS

	For the fiscal year ended
	January 31, 2016	January 31, 2015

General and administrative expenses	234,078	126,782
Amortization of stock options	493,750	945,000
Net operating loss	(727,828)	(1,071,782)

Other income (expenses)
Interest expense	(28,388)	(18,554)
Impairment loss, communications platform	(3,500)	-
Loss on divestiture of technology	(150,000)	-
Total other income (expenses)	(181,888)	(18,544)

Net loss	$(909,716)	$(1,090,336)

Net loss per common share - basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding - basic and diluted	29,352,468	24,461,220

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM FEBRUARY 1, 2014 TO JANUARY 31, 2016

	Preferred Stock		Common Stock		Additional Paid in Capital		Deferred	Accumulated
	Shares	Amount	Shares	Amount	Preferred	Common	Compensation	Deficit	Total

Balance, January 31, 2014	2,500,000	$2,500	443,016	$44	$5,262,500	$2,606,834	$(358,750)	$(7,892,541)	$(379,413)

Amortization of stock options							205,000		205,000
Conversion of debt to common stock			4,550,000	455		13,195			13,650
Conversion of preferred stock to common stock	(2,500,000)	(2,500)	25,000,000	2,500	(5,262,500)	5,262,500			-
Grant of restricted stock award						1,040,000	(1,040,000)		-
Vesting of restricted stock award			650,000	65		585	740,000		740,650
Net loss								(1,090,336)	(1,090,336)

Balance, January 31, 2015	-	-	30,643,016	3,064	-	8,923,114	(453,750)	(8,982,877)	(510,449)

Vesting of restricted stock award			1,250,000	125		1,125	340,000		341,250
Grant of restricted stock award						160,000	(160,000)		-
Purchase of intellectual property			1,500,000	150		149,850			150,000
Cancellation of common stock			(6,466,667)	(647)		647			-
Amortization of stock options							153,750		153,750
Stock options expired						(120,000)	120,000		-
Beneficial conversion feature – related party note						14,750			14,750
Conversion of debt to common stock			1,300,000	130		3,770			3,900
Net loss								(909,716)	(909,716)

Balance, January 31, 2016	-	$-	28,226,349	$2,822	$-	$9,133,256	$-	$(9,892,593)	$(756,515)

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS

	For the fiscal year ended
	January 31, 2016	January 31, 2015
Cash flows from operating activities:
Net loss	$(909,716)	$(1,090,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off prepaid expenses	1,000	-
Stock based compensation	493,750	945,000
Amortization of debt discount	2,460	-
Impairment loss and loss on divestiture, technology	153,500	-
Liabilities from unissued shares	144,010	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	24,047	1,229
Increase (decrease) in related party payables	18,083	4,041
Net cash used in operating activities	(72,866)	(140,066)

Cash flows from financing activities:
Proceeds from related party loans	65,000	147,054
Proceeds from issuance of common stock	1,250	650
Net cash provided by financing activities	66,250	147,704

Net decrease in cash	(6,616)	7,638

Cash-beginning of period	13,322	5,684

Cash-end of period	$6,706	$13,322

NON-CASH ACTIVITIES
Conversion of preferred stock to common stock	$-	$5,265,000
Conversion of debt to common stock	$3,900	$13,650
Conversion of related party payable to convertible note payable	$59,000	$-
Beneficial conversion feature from related party convertible note, unamortized	$14,750	$-
Purchase of intellectual property for common stock	$150,000	$-
Purchase of communications platform for common stock	$3,500	$-
Liabilities from unissued series A Voting preferred shares under technology licensing and marketing agreement	$35,500	$-
Liabilities from unissued common stock for technology licensing and marketing agreement	$108,510	$-

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont’d)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2016, the Company had a working capital deficit of $709,805 and an accumulated deficit of $9,892,593. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $73,510 during the year ended January 31, 2016 and $Nil in the year ended January 31, 2015.
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

Further under the terms of the aforementioned  technology licensing and marketing support agreement, the Company agreed to the issuance and DWAC of $35,000 worth of S-8 shares in ESSI Common Stock (issued at a 30% discount to the market close on the date of payment due (the 1st of every month), or a share price of $0.01 whichever is greater), to SDOI for ongoing monthly project and planned technical development/maintenance, production and staging server administration, ongoing marketing services and monthly advertising management.   The shares are to be issued on or before the 1st business day of each calendar month.  Additionally, the Company received invoices from SDOI totaling $73,510 for advertising services in the month ended January 31, 2016 which amounts shall also be settled by the issuance and DWAC of shares of S-8 Common stock (issued at a 30% discount to the market close on the date of payment due, or a share price of $0.01 whichever is greater), to SDOI

As of January 31, 2016, $98,510 worth of S-8 shares had not yet been issued and the Company recorded $98,510 as liabilities for issuance of common shares on the balance sheet.

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
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016

NOTE 10: INCOME TAXES

The components of the net change in deferred tax asset at January 31, 2016 and January 31, 2015, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	January 31, 2016	January 31, 2015

Income (loss) before taxes	$(907,216)	$(1,090,336)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(308,450)	$(370,600)
Non-deductible expenses	300	––
Change in valuation allowance	308,150	370,600
Reported income taxes	$-	$-

The significant components of the cumulative deferred income tax assets and liabilities at January 31, 2016 and January 31, 2015, are as follows:

	January 31, 2016	January 31, 2015
Deferred tax assets:
Net operating loss carry forward	$3,300,650	$2,990,600
Non-deductible expenses	1,900	-
Less valuation allowance	(3,298,750)	(2,990,600)
Net deferred tax asset	$-	$-

NOTE 11: SUBSEQUENT EVENTS

On February 1, 2016 the Company entered into a Consulting Agreement for certain marketing and administrative expertise where under the Company will pay $1,000 per month for a term of six months, with automatic six month renewal terms, and issue 100,000 shares of restricted stock as additional compensation.
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

On May 16, 2016 the Company issued a total of 1,375,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI (ref: Note 3)

During the period February 1 to May 31, 2016 the Company received additional invoices for advertising services totaling $400,326 which amount shall be settled by issuance of S-8 shares per the terms of the agreement between the Company and SDOI. (ref: Note 3).

On June 1, 2016, the Company entered into a further amendment to the Technology Licensing and Marketing Agreement between SDOI and the Company. Under the Amendment:(1) SDOI will not be issued Series A Preferred Stock initially equal to the current total authorized common shares outstanding of 650,000,000; (2) Invoices for advertising services will be billed separately from the $35,000 standard monthly fee and will have the same terms as the monthly fee; i.e., the amount invoiced will be paid via the issuance of S-8 shares of ESSI Common Stock (issued at a 30% discount to the market VWAP on the date of payment due or a share price of $0.01, whichever is greater).

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

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
	FYE	Salary	Bonus	Stock Award		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Jan 31	($)	($)	($)		($)	($)	($)	($)	($)
Jeffery Taylor, President,Secretary, CEO, Director [3]	2016	9,583	None	None		None	None	None	None	9,583
Don Lee Taylor CFO, Treasurer Director[3]	2016	8,750	None	None		None	None	None	None	8,750
Michael J. Borkowski Former President, CEO, CFO, Director [4]	2016	28,500 [1]	None	160,000	[2]	None	None	None	1,500 [2]	190,000
	2015	21,000[1]	None	740,000	[2]	None	None	None	None	761,000
Domenic Marciano Former Secretary, Treasurer, Chairman [5]	2016	None	None	None		None	None	None	None	None
	2015	None	None	None		None	None	None	None	None
David Stark Former Consultant	2016	None	None	None		None	None	None	None	None
	2015	None	None	None		205,000 [2]	None	None	None	205,000
[1]		Compensation earned and converted to a convertible promissory note;
[2]		Represents vested awards and options in period. $1,500 accrued and unpaid at January 31, 2016 with respect to consulting services provided to the Company following Mr. Borkowski’s resignation.
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

3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2013)
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 18, 2014)
3.8*	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016
10.1*	Employment Agreement between the Company and Mike Borkowski dated November 1, 2015
10.2*	December 21, 2015 employment agreement between the Company and Jeffery Taylor
10.3*	December 21, 2015 employment agreement between the Company and Don Lee Taylor
10.4*	Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”) and the Company dated January 1, 2016
10.5*	Asset purchase agreement between the Company and Separation Degrees – One, Inc. (“SDOI”) dated January 4, 2016
10.6*	Amendment No. 1 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)
16.1	Letter of Seale & Beers, CPAs, dated March 8, 2016, addressed to the United States Securities and Exchange Commission
23.1	Consent of Independent Registered Accounting Firm
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith
** To be filed by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: June 20, 2016	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: June 20, 2016	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 20, 2016	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: June 20, 2016	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director