Form 10-Q
period 2016-04-30
ECO SCIENCE SOLUTIONS, INC.
filed 2016-06-20
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-54803

ECO SCIENCE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4199032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1135 Makawao Avenue, Suite 103-188, Makawao, Hawaii	96768
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(800) 379-0226

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

ECO SCIENCE SOLUTIONS, INC.
TABLE OF CONTENTS

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.                                           FINANCIAL STATEMENTS

Page
Unaudited Balance Sheets as of April 30, 2016 and January 31, 2016	F-1
Unaudited Statements of Operations for the three months ended April 30, 2016 and 2015	F-2
Unaudited Statement of Cash Flows for the three months ended April 30, 2016 and 2015	F-3
Notes to the Unaudited Financial Statements	F-4 to F-12

ECO SCIENCE SOLUTIONS, INC.
BALANCE SHEETS

	April 30, 2016 (Unaudited)	January 31, 2016
ASSETS
Current assets
Cash	$252	$6,706
Prepaid expenses	5,484	-
Total current assets	5,736	6,706

Property and equipment, net	2,200	-

TOTAL ASSETS	$7,936	$6,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$79,082	$67,173
Related party payable	73,333	18,333
Notes payable, short-term, related party	35,000	-
Notes payable, convertible	232,450	232,450
Notes payable, short-term, related party, convertible	251,045	251,045
Liabilities for allocated and unissued shares	676,038	147,510
Total current liabilities	1,346,948	716,511

Long term liabilities
Notes payable-convertible-related party, net of unamortized discount	48,555	46,710
Total long term liabilities	48,555	46,710
Total liabilities	1,395,503	763,221

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none issued and outstanding at January 31, 2016 and January 31, 2015, respectively	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 28,526,349 shares issued and 27,526,349 shares outstanding at April 30, 2016 and 28,226,349 issued and outstanding at January 31, 2016	2,752	2,822
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	7,500	-
Additional paid in capital, common, and deferred compensation	9,155,325	9,133,256
Accumulated deficit	(10,553,144)	(9,892,593)
Total stockholders' deficit	(1,387,567)	(756,515)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,936	$6,706

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
INCOME STATEMENTS
(Unaudited)

	For the three months ended
	April 30, 2016	April 30, 2015

Depreciation	$63	$-
General and administrative expenses	489,020	14,029
Amortization of stock options	-	151,250
Net operating loss	(489,083)	(165,279)

Other income (expenses)
Interest expense	(9,310)	(5,726)
Loss on shares issued for services and fees	(162,158)	-
Total other income (expenses)	(171,468)	(5,726)

Net loss	$(660,551)	(171,005)

Net loss per common share - basic and diluted	$(0.02)	(0.01)

Weighted average common shares outstanding - basic and diluted	27,856,349	30,772,214

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended
	April 30, 2016	April 30, 2015
Cash flows from operating activities:
Net loss	$(660,551)	$(171,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63	-
Loss on shares issued for services and fees	162,158	-
Stock based compensation	25,000	151,250
Amortization of debt discount	1,845	-
Liabilities from unissued shares	378,370	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,484)	-
Increase (decrease) in accounts payable and accrued expenses	11,909	6,365
Increase (decrease) in related party payables	55,000	-
Net cash used in operating activities	(31,690)	(13,390)

Cash Flows from Investing Activities:
Purchase equipment	(2,263)	-
Net cash used in investing activities	(2,263)	-

Cash flows from financing activities:
Proceeds from related party loans	35,000	10,000
Repurchase of common shares	(7,500)	-
Net cash provided by financing activities	27,500	10,000

Net decrease in cash	(6,453)	(3,390)

Cash-beginning of period	6,706	13,322

Cash-end of period	$252	$9,932

NON-CASH ACTIVITIES
Shares issued for services and fees	$12,000	$-
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the state of Nevada on December 8, 2009 under the name Pristine Solutions, Inc. Headquartered in Miami, Florida, Eco Science Solutions, Inc., a Nevada corporation, is charged with the research and exploration of eco-friendly technology and properties. On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (OTC Pink Sheets: ESSI).

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

The Company agreed to issue 500,000 shares of common stock as consideration for the Asset Purchase Agreement with SDOI, and further to settle all invoices received for services rendered as well as advertising fees incurred by way of issuance of common stock at a 30% discount to market as S-8 shares (ref: Note 3)

The Company will continue to operate, research and explore eco-friendly technology, social media initiatives and applications that generate revenue through advertisements connected to the social media channels as well as downloads of the application and sales of actual goods from the Company’s operating sites.

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "ESSI" shall mean Eco Science Solutions, Inc., unless otherwise indicated.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont’d)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2016, the Company had a working capital deficit of $1,341,212 and an accumulated deficit of $10,553,144. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended April 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016 as filed with the Securities and Exchange Commission on June 20 2016.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Level 1:	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2:
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

Level 3:	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Recently issued accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for the Company for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for the Company for the annual period beginning after December 15, 2018, and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. The Company is currently evaluating the impact of this accounting standard update on the Company’s financial statements.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016

NOTE 3: INTANGIBLE ASSETS

Communications Platform – Separation Degrees – One, Inc.

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

The Company obtained a third party valuation in respect of the issuance of the Series A Voting Preferred stock and recorded a technology licensing and marketing expense of $35,500 in respect of the valuation report. The third party valuation report was based on the following inputs as at January 1, 2016: (1) price per share of common stock of $0.007; (2) 28,426,349 common shares outstanding; 1,000 Series A Preferred shares issued 1/1/16; (3) A 17.5% premium over the combined common share value for the voting preferences; (4)284,291,916,349 total voting shares and 284,263,490,000 voting rights represented 99.99% of the total.

As of January 31, 2016 and April 30, 2016, 1,000 Series A Voting Preferred Stock had not yet been issued and $35,500 remained on the balance sheets as liabilities for issuance of shares.
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

As of April 30, 2016, $173,000 (January 31, 2016 - $35,000) worth of S-8 shares had not yet been issued and the Company recorded $173,000 as liabilities for issuance of common shares on the balance sheet of which $140,000 is the value of the services rendered and a further $33,000 represents the loss on settlement date related to the fair market value of the shares, discounted at 30%, with respect to the shares allocated to settle the fees incurred.

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

As at fiscal year end the Company evaluated the asset for impairment and determined recovery of the value of the asset was indeterminate during the present stage of the Company’s execution of its business plan.  As a result, we recorded an impairment loss of $3,500 which was recognized in the profit and loss account.

As of April 30, 2016 and January 31, 2016, 500,000 shares of common stock had not yet been issued $3,500 remained on the balance sheet as s liabilities for issuance of shares.

Subsequent to the period ended April 30, 2016 the Company and SDOI entered into a further amendment to the terms of the aforementioned agreements, which provided for the following:

(1)	SDOI will not be issued Series A Preferred Stock initially equal to the current total authorized common shares outstanding of 650,000,000;
(2)
Invoices for advertising services billed separately from the $35,000 standard monthly fee will have the same terms as the monthly fee; i.e., the amount invoiced will be paid via the issuance of S-8 shares of ESSI Common Stock (issued at a 30% discount to the market VWAP on the date of payment due or a share price of $0.01, whichever is greater).

During the three months ended April 30, 2016 the Company received invoices for advertising services from SDOI totaling $273,370.  The Company determined the value of the shares issuable to settle the invoiced at a 30% discount to fair market value on the settlement date and recorded a loss of $117,158 in relation to the shares issuable.  A total of $390,528 was recorded on the Company’s balance sheets as liability for issuance of common shares (2016 - $73,510). The allocated shares had not yet been issued as at April 30, 2016.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016

NOTE 4: PREPAID EXPENSES

Prepaid expenses consist of the following:

	April 30, 2016	January 31, 2016
Office lease – Security deposits	$817	$-
Server network fee	4,667	-
Total prepaid expense	$5,484	$-

NOTE 5: NOTES PAYABLE

As of April 30, 2016 notes payable consists of an unsecured convertible promissory note in the remaining sum of $232,450 (January 31, 2016 - $232,450). The note bears interest at a rate of 6% per annum, is due January 31, 2017, and is convertible into the Company’s common stock at a rate of $0.003 per share.

As of April 30, 2016 and January 31, 2016, the Company has accrued $48,107 and $44,680, respectively, as interest on the convertible note payable.

NOTE 6: RELATED PARTY TRANSACTIONS

As of April 30, 2016 and January 31, 2016, related parties are due a total of $316,088 and $316,088, respectively.

	April 30, 2016	January 31, 2016

Related party payable compensation (2)	$73,333	$18,333

Notes payable (4)	35,000	-

Convertible notes payable for cash proceeds received(1)	251,045	251,045
Convertible notes payable for unpaid compensation (3)	59,000	59,000
Less: unamortized discount (3)	(10,445)	(12,290
Total convertible notes payable, net of unamortized discount	299,600	297,755
Total related party loans	334,600	297,755
Total related party transactions	$407,933	$316,088

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016

NOTE 6: RELATED PARTY TRANSACTIONS (cont’d)

Related party convertible notes payable consists of the following unsecured convertible promissory notes:

Description	Principal	Interest Rate	Conversion Rate	Maturity Date

Note Payable (1)	$251,045	5%	FMV	On demand with 90 days written notice

Note Payable (3)	$59,000	6%	80% of FMV	10/01/2017
Less: unamortized discount (3)	(10,445)
Note Payable, net of unamortized discount	$48,555

(1)	As of April 30, 2016 and January 31, 2016, a company controlled by the Company’s former Chairman of the Board a convertible note payable with a principal balance totaling $251,045.

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

During the three month period ended April 30, 2016 the Company accrued management fees in the amount of $28,750 to Mr. Jeffery Taylor and $26,250 to Mr. Don Lee Taylor. As of April 30, 2016, the Company had not made any cash payments in respect of these fees, leaving a total of $73,333 on the balance sheets as related party accounts payable ($18,333 – January 31, 2016).

(3)
On October 1, 2015 the Company issued its former President a convertible promissory note in the principal amount of $59,000 for unpaid compensation.  The note bears interest at a rate of 6% per annum, matures on October 1, 2017, and contains a repayment provision which permits the holder to convert the debt into the Company's common stock at a rate of 80% of the fair market value of the common stock on the date of conversion.  The conversion discount of 20% of FMV results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $14,750 on the date of the transaction has been classified as a discount on the note.  As of April 30, 2016, the Company expensed $1,845 as amortization of the debt discount which is included as interest expense.  As of April 30, 2016, $10,445 of unamortized discount remains, and will be amortized over the next 17 months.

(4)
On February 17, 2016 the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016.

As of April 30, 2016 and January 31, 2016, the Company has accrued $4,037 and $2,268, respectively, as interest with respect to the aforementioned related party loans.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016

NOTE 7: COMMON STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

On February 26, 2016 the Company purchased back and cancelled 1,000,000 shares of common stock for $7,500 as part of its ongoing Share Buyback program.  The shares are reflected as Treasury shares on the Company’s balance sheet.

On March 18, 2016 the Company issue 100,000 shares of restricted stock to consultant Mike Hogue in respect to agreement for certain marketing and administrative services. The shares were valued at market on the date of the contract, February 1, 2016, for a total of $250,000

On April 6, 2016 the Company issued a total of 1,200,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI.

As of April 30, 2016 and January 31, 2016, respectively, 28,526,349 and 28,226,349 shares of the Company’s common stock were issued and outstanding.

A further 11,644,126 shares have been allocated for issuance under the terms of agreements with SDOI (ref: Note 3) but remain unissued as at April 30, 2016.

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

As of April 30, 2016 and January 31, 2016, no Series A Voting Preferred Shares were issued.

NOTE 8: STOCK OPTIONS

The following table represents the number of options currently outstanding under the 2012 Employee Stock Option Plan:

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 31, 2016	6,500,000	$0.20
Issued	-	-
Exercised	-	-
Expired / Cancelled	(6,500,000)	0.20
Outstanding at April 30, 2016	-	$-

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2016

NOTE 8: STOCK OPTIONS (cont’d)

 As of January 31, 2016 and January 31, 2015, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, and has been expensed during the fiscal year ended January 31, 2016 and 2015.

During the period ended April 30, 2016, in accordance with the terms of the underlying option agreements, upon the termination of services to the Company by the consultant and the officer holding the options, all outstanding stock options expired unexercised 90 days thereafter.

NOTE 9: COMMITMENTS

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

NOTE 10: INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated during the period from December 8, 2009 (date of inception) through April 30, 2016 of approximately $10,385,616, will begin to expire in 2029.   The Company applies a statutory income tax rate of 34%.

Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $3,469,300 at April 30, 2016. For the three months’ period ended April 30, 2016 and 2015 the valuation allowance increased by approximately $169,500 and $58,200, respectively.

NOTE 11: SUBSEQUENT EVENTS

On May 9, 2016 the Company issued 596,884 shares of common stock to an unrelated third party in respect to the assignment of the remaining balance of a convertible note in the principal amount of $96,100.   Upon assignment the conversion terms of the note were amended from $0.003 per share to a 40% discount to market based on the date immediately prior to the notice of conversion.  As a result, the shares were issued in full settlement of the principal value of the note at $0.161 per share.

On May 9, 2016 the Company issued a total of 1,375,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI.

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

Description of Business

The Company was incorporated in the state of Nevada on December 8, 2009 under the name Pristine Solutions, Inc. Headquartered in Miami, Florida, Eco Science Solutions, Inc., a Nevada corporation, is charged with the research and exploration of eco-friendly technology and properties. On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (OTC Pink Sheets: ESSI).

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

The Company agreed to issue 500,000 shares of common stock as consideration for the Asset Purchase Agreement with SDOI, and further to settle all invoices received for services rendered as well as advertising fees incurred by way of issuance of common stock at a 30% discount to market as S-8 shares.

The Company will continue to operate, research and explore eco-friendly technology, social media initiatives and applications that generate revenue through advertisements connected to the social media channels as well as downloads of the application and sales of actual goods from the Company’s operating sites.

Current business overview

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

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited financial statements for the three months ended April 30, 2016:

	For the three months ended
	April 30, 2016	April 30, 2015

Depreciation	$63	$-
General and administrative expenses	489,020	14,029
Amortization of stock options	-	151,250
Net operating loss	(489,083)	(165,279)

Other income (expenses)
Interest expense	(9,310)	(5,726)
Loss on shares issued for services and fees	(162,158)	-
Total other income (expenses)	(171,468)	(5,726)

Net loss	$(660,551)	(171,005)

Revenue

The Company has only recently launched its current business activity and has not yet generated revenues from its primary business operation.

Cost of sales

To date the Company has not yet recorded revenues in respect to its primary business activities.  Costs of sales are expected to include advertising fees, commission fees associated with the download of our apps and sales of online products, server fees and other associated expenditures related to production of content for our blogs.

General and Administrative Expenses

	For the three months ended
	April 30
	2016	2015	Variances
Legal, accounting and audit fees	$10,791	$6,002	$4,789
Management and consulting fees	79,255	4,500	74,755
Research, development, and promotion	105,000	-	105,000
Transfer agent and filing fees	1,395	1,636	(241)
Office supplies and other general expenses	14,056	1,891	12,165
Advertising costs	278,523	-	278,523
Total general and administrative expenses	$489,020	$14,029	$474,991

Comparison of the three months ended April 30, 2016 and 2015

During the three months ended April 30, 2016, the Company incurred total operating expenses of $489,083 of which $278,523 related to advertising costs incurred as a result of its change in business focus.  A further $105,000 was expended on research, development and promotion in respect of a contract entered into during January 2016 under which the Company is required to pay a flat fee of $35,000 per month for services rendered in relation to a technology licensing and marketing agreement.   The Company agreed to issue S-8 shares to settle all advertising and development costs incurred.  There were no similar expenditures in the three months ended April 30, 2015.   In addition, during the period Management and consulting fees increased from $4,500 (2015) to $79,255 in the three months ended April 30, 2016, legal, audit and accounting fees increased from $6,002 (2015) to $10,791 and Office supplies and other general expenses increased from $1,891 (2015) to $14,056.   All of the increased expenditures period over period as the direct result of the Company’s revised business focus to operate in the eco-friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees.

Other expenses incurred in the period include interest expenses of $9,310 up from only $5,726 in the prior comparative three month period ended April 30, 2015, and a loss on shares issued for services and fees totaling $162,158 in the current three months ended April 30, 2016, with no similar expenditure in the prior comparative period.

The net loss as at April 30, 2016 totaled $660,551 as compared to $171,005 in the three months ended April 30, 2015.

Plan of Operation

We have recently changed the focus of our business to operate in the eco-friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees.  The Company's need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish revenues from operations. We are presently financing ongoing licensing support and maintenance fees associated with our newly commenced business focus by the issuance of shares of common stock for services at a discount to our market price. There are no assurances additional capital will be available to the Company on acceptable terms.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2016, the Company had a working capital deficit of $1,341,212 and an accumulated deficit of $10,553,144. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of April 30, 2016, the Company had total current assets of $6,706, and total current liabilities of $1,346,948 as compared to $6,706 in current assets and $716,511 in total current liabilities at the fiscal year ended January 31, 2016. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company is working towards generating revenue to offset some of its existing operating expenditures, it is possible that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it may need to find additional capital. Presently the Company is financing many of its key expenditures by way of issuance of shares to its key creditors for services provided and fees incurred. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

Cash flows from operating activities

During the three months ended April 30, 2016 and 2015 the Company used $31,690 and $13,390 of cash flow for operating activities respectively. The increase in cash used in operating activities is primarily attributable to an increase in costs during the period associated with the Company’s new operational focus.  During the period ended April 30, 2016 the Company recorded liabilities from unissued shares of $378,370 and a loss on shares issued for fees and services with no comparative expense in the three months ended April 30, 2015.  In addition, during the period the Company incurred related party payables of $55,000 as compared to Nil in the three months ended April 30, 2015 and reported an increase to accounts payable of $11,909 (2016) as compared to an increase of only $6,365 in 2015.  Finally, the Company recorded a substantive reduction to share based compensation in the three months ended April 30, 2016 of only $25,000 compared to $151,250 in the three months ended April 30, 2015.

Cash flows from investing activities

During the three months ended April 30, 2016 the Company expended $2,263 to purchase equipment as compared to $Nil in the three months ended April 30, 2015.

Cash flows from financing activities

During the three months ended April 30, 2016 the Company received proceeds from related party loans totaling $35,000 as compared to $10,000 in the prior comparative period.  In addition, the Company expended $7,500 with respect to its share buyback program and returned 1,000,000 shares to treasury with no similar transaction in the thre months ended April 30, 2015.

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

Contractual Obligations

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the three months ended April 30, 2016.

Recently issued accounting pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for the Company for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for the Company for the annual period beginning after December 15, 2018, and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. The Company is currently evaluating the impact of this accounting standard update on the Company’s financial statements.

ITEM 3.                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

ITEM 4.                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended April 30, 2016, that have materially, or are reasonably likely to materially, affect the Company’s internal controls over financial reporting.

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

Recent Sales of Unregistered Securities

On May 9, 2016 the Company issued 596,884 shares of common stock to an unrelated third party in respect to the assignment of the remaining balance of a convertible note in the principal amount of $96,100.   Upon assignment the conversion terms of the note were amended from $0.003 per share to a 40% discount to market based on the date immediately prior to the notice of conversion.  As a result, the shares were issued in full settlement of the principal value of the note at $0.161 per share.

On May 9, 2016 the Company issued a total of 1,375,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI.

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

A further 11,644,126 shares have been allocated for issuance under the terms of agreements with SDOI (ref: Note 3 of the financial statements contained herein) but remain unissued as at April 30, 2016.

Exemption From Registration. The shares of common stock referenced herein were issued in reliance upon an exemption from registration afforded either under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the U.S.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY STANDARDS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.                                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description	Filed Previously	Filed herewith
3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)	*
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)	*
3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)	*
3.4
Amended Articles of Incorporation/Certificate of Amendment filed with the Nevada Secretary of State on March 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012 filed July 31, 2012)
*
3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)	*
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2013)	*
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 18, 2014)	*
3.8	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016	*
10.1	Employment Agreement between the Company and Mike Borkowski dated November 1, 2015	*
10.2	December 21, 2015 employment agreement between the Company and Jeffery Taylor	*
10.3	December 21, 2015 employment agreement between the Company and Don Lee Taylor	*
10.4	Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”) and the Company dated January 1, 2016	*
10.5	Asset purchase agreement between the Company and Separation Degrees – One, Inc. (“SDOI”) dated January 4, 2016	*
10.6	Amendment No. 1 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)	*
10.7	Amendment No. 2 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)		*
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
(101)	Interactive Data Files
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**
** To be filed by Amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: June 20, 2016	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director