Form 10-K/A
period 2016-01-31
ECO SCIENCE SOLUTIONS, INC.
filed 2016-06-22
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
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

30,498,233 Common Shares issued and outstanding as of June 17, 2016

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment”) of Eco Science Solutions, Inc. for the fiscal year ended January 31, 2016 is being submitted solely to file Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-K/A Amendment No. 1 (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-K/A Amendment No. 1 filed as of June 20, 2016.

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

3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2013)
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 18, 2014)
3.8	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016
10.1	Employment Agreement between the Company and Mike Borkowski dated November 1, 2015
10.2	December 21, 2015 employment agreement between the Company and Jeffery Taylor
10.3	December 21, 2015 employment agreement between the Company and Don Lee Taylor
10.4	Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”) and the Company dated January 1, 2016
10.5	Asset purchase agreement between the Company and Separation Degrees – One, Inc. (“SDOI”) dated January 4, 2016
10.6	Amendment No. 1 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)
16.1	Letter of Seale & Beers, CPAs, dated March 8, 2016, addressed to the United States Securities and Exchange Commission
23.1	Consent of Independent Registered Accounting Firm
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: June 22, 2016	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: June 22, 2016	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 22, 2016	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: June 22, 2016	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director