Form 10-Q
period 2016-07-31
ECO SCIENCE SOLUTIONS, INC.
filed 2016-09-19
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

31,748,233 Common Shares issued and outstanding as of September 14, 2016

ECO SCIENCE SOLUTIONS, INC.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.                                           FINANCIAL STATEMENTS

Page
Unaudited Balance Sheets as of July 31, 2016 and January 31, 2016	F-1
Unaudited Statements of Operations for the six months ended July 31, 2016 and 2015	F-2
Unaudited Statement of Cash Flows for the six months ended July 31, 2016 and 2015	F-3
Notes to the Unaudited Financial Statements	F-4 to F-12

ECO SCIENCE SOLUTIONS, INC.
BALANCE SHEETS

	July 31, 2016 (Unaudited)	January 31, 2016
ASSETS
Current assets
Cash	$60	$6,706
Prepaid expenses	817	-
Total current assets	877	6,706

Property and equipment, net	2,011	-

TOTAL ASSETS	$2,888	$6,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$115,462	$67,173
Related party payable	157,941	18,333
Notes payable, short-term, related party	30,000	-
Note payable	42,490	-
Notes payable, convertible	136,350	232,450
Notes payable, short-term, related party, convertible	251,045	251,045
Liabilities for allocated and unissued shares	1,351,011	147,510
Total current liabilities	2,084,299	716,511

Long term liabilities
Notes payable-convertible-related party, net of unamortized discount	50,400	46,710
Total long term liabilities	50,400	46,710
Total liabilities	2,134,699	763,221

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none issued and outstanding at January 31, 2016 and January 31, 2015, respectively	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 31,498,233 shares issued and 30,498,233 outstanding at July 31, 2016 and 28,226,349 issued and outstanding at January 31, 2016	3,150	2,822
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	-
Additional paid in capital, common, and deferred compensation	9,279,777	9,133,256
Accumulated deficit	(11,407,238)	(9,892,593)
Total stockholders' deficit	(2,131,811)	(756,515)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,888	$6,706

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
INCOME STATEMENT
(Unaudited)

	For the three months ended July 31,		For the six months ended July 31,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Depreciation	188		251	-
Legal, accounting and audit fees	47,423	3,500	58,214	9,502
Management and consulting fees	68,512	10,300	147,767	14,800
Research, development, and promotion	69,500	-	174,500	-
Transfer agent and filing fees	1,015	110	2,410	1,746
Office supplies and other general expenses	29,146	4,592	43,202	6,483
Advertising and marketing	412,786	-	691,309	-
Amortization of stock options	-	151,250	-	302,500
Net operating loss	628,570	169,752	1,117,653	335,031

Net operating loss	(628,570)	(169,752)	(1,117,653)	(335,031)

Other income (expenses)
Interest expense	(8,257)	(6,045)	(17,567)	(11,771)
Loss on shares issued for services and fees	(217,267)	-	(379,425)	-
Total other income (expenses)	(225,524)	(6,045)	(396,992)	(11,771)

Net loss	$(854,094)	$(175,797)	$(1,514,645)	$(346,802)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.01)

Weighted average common shares outstanding - basic and diluted	30,200,712	30,936,479	29,041,411	30,855,708

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,514,645)	$(346,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	251	-
Loss on shares issued for services and fees	379,425	-
Stock based compensation	25,000	302,500
Amortization of debt discount	3,690	-
Liabilities from unissued shares	849,826	-
Changes in operating assets and liabilities:
Prepaid expenses	(817)
Increase (decrease) in accounts payable and accrued expenses	48,289	12,753
Increase (decrease) in related party payables	139,608	(3,000)
Net cash used in operating activities	(69,373)	(34,549)

Cash Flows from Investing Activities:
Purchase equipment	(2,263)	-
Net cash used in investing activities	(2,263)	-

Cash flows from financing activities:
Proceeds from related party loans	35,000	30,000
Repayment to related party loans	(5,000)	-
Subscription received	-	250
Note payable	42,490	-
Repurchase of common shares	(7,500)	-
Net cash provided by financing activities	64,990	30,250

Net decrease in cash	(6,646)	(4,299)

Cash-beginning of period	6,706	13,322

Cash-end of period	$60	$9,023

NON-CASH ACTIVITIES
Shares issued for services and fees	$25,750	$-
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont’d)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2016, the Company had a working capital deficit of $2,083,422 and an accumulated deficit of $11,407,238. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended July 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016 as filed with the Securities and Exchange Commission on June 20 2016.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of July 31, 2016 and January 31, 2015, respectively, the Company had cash, but no cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Technology and licensing rights (Intangible assets)

Technology and licensing rights are recorded at cost and capitalized, and are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $691,309 during the six month ended July 31, 2016 and $Nil in the same period ended July 31, 2015.

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

Recently issued accounting pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recently issued accounting pronouncements (cont’d)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019.

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

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

NOTE 3: PROPERTY AND EQUIPMENT

Cost	$2,262
Accumulated Depreciation	(251)
Balance, July 31, 2016	$2.011

NOTE 4: INTANGIBLE ASSETS

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4: INTANGIBLE ASSETS (cont’d)

Communications Platform – Separation Degrees – One, Inc. (continued)

On June 1, 2016, the Company and SDOI entered into a further amendment to the terms of the aforementioned agreements, which provided for the following:

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

As of January 31, 2016, 1,000 Series A Voting Preferred Stock had not yet been issued and $35,500 remained on the balance sheets as liabilities for issuance of shares. As of July 31, 2016, 1,000 Series A Voting Preferred Stock was reversed and $nil remained on the balance sheets as liabilities for issuance of shares.

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

As of July 31, 2016 and January 31, 2016, 500,000 shares of common stock had not yet been issued $3,500 remained on the balance sheet as liabilities for issuance of shares.

During the six months ended July 31, 2016 the Company received invoices for advertising services from SDOI totaling $675,326 and further received invoices for monthly project and planned technical development/maintenance, production and staging server administration, ongoing marketing services and monthly advertising management services totaling a cumulative $210,000.  The Company determined the value of the shares issuable to settle the total amounts invoiced ($885,326) at a 30% discount to fair market value on the settlement date and recorded a loss of $379,425 in relation to the shares issuable.  During the six months ended July 31, 2016 a total of 2,575,000 shares of common stock valued at $0.01 per share in relation to the aforementioned agreements with SDOI were issued. A total of $1,347,511 was recorded on the Company’s balance sheets as liability for issuance of common shares (2016 - $108,510). The allocated shares had not yet been issued as at July 31, 2016.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5: PREPAID EXPENSES

Prepaid expenses consist of the following:

	July 31, 2016	January 31, 2016
Office lease – Security deposits	$817	$-
Total prepaid expense	$817	$-

NOTE 6: NOTES PAYABLE AND CONVERTIBLE NOTE

	Note 1	Note 2	Note 3	Total
Balance, January 31, 2016	$232,450	$-	$-	$232,450
Changes:
Converted to shares	(96,100)	-	-	(96,100)
Additions	-	27,560	14,930	42,490
Balance, July 31, 2016	$136,350	$27,560	$14,930	$178,840

Note 1:

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

As of July 31, 2016 an unsecured convertible promissory note in the remaining sum of $136,350 (January 31, 2016 - $232,450). The note bears interest at a rate of 6% per annum, is due January 31, 2017, and is convertible into the Company’s common stock at a rate of $0.003 per share.

As of July 31, 2016 and January 31, 2016, the Company has accrued $50,311 and $44,680, respectively, as interest on the convertible note payable

Note 2:

During the six month period ended July 31, 2016, the Company received an accumulated amount of $27,560 from a third party. The note bears interest at a rate of 1% per annum, and is due three months from issue date.

As of July 31, 2016, the Company has accrued $40, as interest on the convertible note payable.

Note 3:

During the six month period ended July 31, 2016, the Company received an accumulated amount of $14,930 from a third party. The note bears interest at a rate of 1% per annum, and is due in three months from issue date.

As of July 31, 2016 the Company has accrued $29 as interest on the convertible note payable.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7: RELATED PARTY TRANSACTIONS

As of July 31, 2016 and January 31, 2016, related parties are due a total of $489,386 and $316,088, respectively.

	July 31, 2016	January 31, 2016

Related party payable compensation (2)	$157,941	$18,333

Notes payable (4)	30,000	-

Convertible notes payable for cash proceeds received (1)	251,045	251,045
Convertible notes payable for unpaid compensation (3)	59,000	59,000
Less: unamortized discount (3)	(8,600)	(12,290)
Total convertible notes payable, net of unamortized discount	301,445	297,755
Total related party loans	334,600	297,755
Total related party transactions	$489,386	$316,088

Related party convertible notes payable consists of the following unsecured convertible promissory notes:

Description	Principal	Interest Rate	Conversion Rate	Maturity Date

Note Payable (1)	$251,045	5%	FMV	On demand with 90 days written notice

Note Payable (3)	$59,000	6%	80% of FMV	10/01/2017
Less: unamortized discount (3)	(8,600)
Note Payable, net of unamortized discount	$50,400

(1)
As of July 31, 2016 and January 31, 2016, a company controlled by the Company’s former Chairman of the Board was due a principal balance of $251,045  in respect to a demand convertible note payable.

During the six months ended July 31, 2016 the Company has accrued $6,259 with respect to the aforementioned note payable.

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

During the six months ended July 31, 2016 the Company accrued management fees in the amount of $57,500 to Mr. Jeffery Taylor and $52,500 to Mr. Don Lee Taylor.

During the six months ended July 31, 2016 the Company reimbursed a total of $10,229 to Mr. Jeffery Taylor and $19,226 to Mr. Don Lee Taylor.

As of July 31, 2016, there remained a total of  $157,788 on the balance sheets as related party accounts payable ($18,333 – January 31, 2016).

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7: RELATED PARTY TRANSACTIONS (cont’d)

(3)
On October 1, 2015 the Company issued its former President a convertible promissory note in the principal amount of $59,000 for unpaid compensation.  The note bears interest at a rate of 6% per annum, matures on October 1, 2017, and contains a repayment provision which permits the holder to convert the debt into the Company's common stock at a rate of 80% of the fair market value of the common stock on the date of conversion.  The conversion discount of 20% of FMV results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $14,750 on the date of the transaction has been classified as a discount on the note.  As of July 31, 2016, the Company expensed $3,690 as amortization of the debt discount which is included as interest expense.  As of July 31, 2016, $8,600 of unamortized discount remains, and will be amortized over the next 14 months.

(4)
On February 17, 2016 the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the six month period ended July 31, 2016, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor.

As of July 31, 2016, the Company has accrued $153 as interest with respect to the above notes.

NOTE 8: COMMON STOCK

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

As of July 31, 2016, 31,498,233 shares were issued and 30,498,233 shares were outstanding, and as of January 31, 2016, 28,226,349 shares of the Company’s common stock were issued and outstanding.

A further 7,528,222 shares have been allocated for issuance under the terms of agreements with SDOI (ref: Note 3) but remain unissued as at July 31, 2016.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8: COMMON STOCK (cont’d)

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

As of July 31, 2016 and January 31, 2016, no Series A Voting Preferred Shares were issued.

NOTE 9: STOCK OPTIONS

The following table represents the number of options currently outstanding under the 2012 Employee Stock Option Plan:

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 31, 2016	6,500,000	$0.20
Issued	-	-
Exercised	-	-
Expired / Cancelled	(6,500,000)	0.20
Outstanding at July 31, 2016	-	$-

As of January 31, 2016 and January 31, 2015, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, and has been expensed during the fiscal year ended January 31, 2016 and 2015.

During the six-month period ended July 31, 2016, in accordance with the terms of the underlying option agreements, upon the termination of services to the Company by the consultant and the officer holding the options, all outstanding stock options expired unexercised 90 days thereafter.

NOTE 10: COMMITMENTS

On March 22, 2016 we entered into a two-year lease commencing April 1, 2016 for a total of 253 square feet of office and 98 square feet of reception space. Monthly base rent for the period April 1, 2016 to March 31, 2017 is $526.50 per month and increases to $552.83 per month for the subsequent year ending March 31, 2018.  Operating costs for the first year of the lease are estimated at $258.06 per month.  The Company has remitted a security deposit in the amount of $817 in respect of the lease.  Further our officers and directors have executed a personal guarantee in respect of the aforementioned lease agreement.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11: INCOME TAXES

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

Operating loss carry-forwards generated during the period from December 8, 2009 (date of inception) through July 31, 2016 of approximately $10,385,616, will begin to expire in 2029.   The Company applies a statutory income tax rate of 34%.

Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $3,685,800 at July 31, 2016. For the six months’ period ended July 31, 2016 and 2015 the valuation allowance increased by approximately $386,000 and $118,000, respectively.

NOTE 12: SUBSEQUENT EVENTS

Subsequent to the period ended July 31, 2016, the Company received various short term loans from an unrelated third party totaling $28,620, each bearing interest at a rate of 1% per annum and due and payable three months from the respective issue dates.

Subsequent to July 31, 2016 the Company issued a total of 1,250,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI.

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

Results of Operations

Comparison of the three months ended July 31, 2016 and 2015

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited financial statements for the three months ended July 31, 2016:

	For the three months ended
	July 31, 2016	July 31, 2015

Depreciation	$188	$-
General and administrative expenses	215,596	18,502
Advertising and marketing	412,786	-
Amortization of stock options	-	151,250
Net operating loss	(628,570)	(169,752)

Other income (expenses)
Interest expense	(8,257)	(6,045)
Loss on shares issued for services and fees	(217,267)	-
Total other income (expenses)	(225,524)	(6,045)

Net loss	$(854,094)	(175,797)

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

General and Administrative Expenses

	For the three months ended July 31,
	2016	2015	Variances
Legal, accounting and audit fees	$47,423	$3,500	$43,923
Management and consulting fees	68,512	10,300	58,212
Research, development, and promotion	69,500	-	69,500
Transfer agent and filing fees	1,015	110	905
Office supplies and other general expenses	29,146	4,592	24,554
Total general and administrative expenses	$215,596	$18,502	$609,880

Comparison of the six months ended July 31, 2016 and 2015

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited financial statements for the six months ended July 31, 2016:

	For the six months ended
	July 31, 2016	July 31, 2015

Depreciation	$251	$-
General and administrative expenses	426,093	32,531
Advertising and marketing	691,309	-
Amortization of stock options	-	302,500
Net operating loss	(1,117,653)	(335,031)

Other income (expenses)
Interest expense	(17,567)	(11,771)
Loss on shares issued for services and fees	(379,425)	-
Total other income (expenses)	(396,992)	(11,771)

Net loss	$(1,514,645)	(346,802)

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

General and Administrative Expenses

	For the six months ended July 31,
	2016	2015	Variances
Legal, accounting and audit fees	$58,214	$9,502	$48,712
Management and consulting fees	147,767	14,800	132,967
Research, development, and promotion	174,500	-	174,500
Transfer agent and filing fees	2,410	1,746	664
Office supplies and other general expenses	43,202	6,483	36,719
Total general and administrative expenses	$426,093	$32,531	$1,084,871

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2016, the Company had a working capital deficit of $2,083,422 and an accumulated deficit of $11,407,238. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of July 31, 2016, the Company had total current assets of $877, and total current liabilities of $2,084,299 as compared to $6,706 in current assets and $716,511 in total current liabilities at the fiscal year ended January 31, 2016. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company is working towards generating revenue to offset some of its existing operating expenditures, it is possible that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it may need to find additional capital. Presently the Company is financing many of its key expenditures by way of issuance of shares to its key creditors for services provided and fees incurred. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

Cash flows from operating activities

During the six months ended July 31, 2016 and 2015 the Company used $69,373 and $34,549 of cash flow for operating activities respectively. The increase in cash used in operating activities is primarily attributable to an increase in costs during the period associated with the Company’s new operational focus.  During the period ended July 31, 2016 the Company recorded liabilities from unissued shares of $849,826 and $379,425 loss on shares issued for fees and services with no comparative expense in the six months ended July 31, 2015.  In addition, during the period the Company incurred related party payables of $139,608 as compared to (3,000) in the six months ended July 31, 2015 and reported an increase to accounts payable of $48,289 (2016) as compared to an increase of only $12,753 in 2015.  Finally, the Company recorded a substantive reduction to share based compensation in the six months ended July 31, 2016 of only $25,000 compared to $302,500 in the six months ended July 31, 2015.

Cash flows from investing activities

During the six months ended July 31, 2016 the Company expended $2,263 to purchase equipment as compared to $Nil in the six months ended July 31, 2015.

Cash flows from financing activities

During the six months ended July 31, 2016 the Company received proceeds from related party loans totaling $30,000 as compared to $30,000 in the prior comparative period.  During the six months ended July 31, 2016, the Company received proceeds from third party loans totaling $48,289 as compared to $Nil in the prior comparative period. In addition, the Company expended $7,500 with respect to its share buyback program and returned 1,000,000 shares to treasury with no similar transaction in the six months ended July 31, 2015.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the six months ended July 31, 2016.

Recently issued accounting pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019.

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

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the six months ended July 31, 2016, that have materially, or are reasonably likely to materially, affect the Company’s internal controls over financial reporting.

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

A further 7,528,222 shares have been allocated for issuance under the terms of agreements with SDOI (ref: Note 3) but remain unissued as at July 31, 2016.  Subsequent to July 31, 2016 the Company issued a total of 1,250,000 shares of common stock in relation to the aforementioned allocation.

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
*
3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)	*
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2013)	*
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 18, 2014)	*
3.8	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016	*
10.1	Employment Agreement between the Company and Mike Borkowski dated November 1, 2015	*
10.2	December 21, 2015 employment agreement between the Company and Jeffery Taylor	*
10.3	December 21, 2015 employment agreement between the Company and Don Lee Taylor	*
10.4	Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”) and the Company dated January 1, 2016	*
10.5	Asset purchase agreement between the Company and Separation Degrees – One, Inc. (“SDOI”) dated January 4, 2016	*
10.6	Amendment No. 1 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)	*
10.7	Amendment No. 2 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)	*
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
(32)	Section 1350 Certifications
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
(101)	Interactive Data Files
101.INS	XBRL Instance Document		*
101.SCH	XBRL Taxonomy Extension Schema Document		*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: September 19, 2016	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director