Form 10-Q
period 2016-10-31
ECO SCIENCE SOLUTIONS, INC.
filed 2016-12-02
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

32,731,186 Common Shares issued and outstanding as of December 2, 2016

ECO SCIENCE SOLUTIONS, INC.
TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures
		10
	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

	SIGNATURES	13

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

PART I -- FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

Page
Unaudited Balance Sheets as of October 31, 2016 and January 31, 2016	F-1
Unaudited Statements of Operations for the nine months ended October 31, 2016 and 2015	F-2
Unaudited Statement of Cash Flows for the nine months ended October 31, 2016 and 2015	F-3
Notes to the Unaudited Financial Statements	F-4 to F-14

ECO SCIENCE SOLUTIONS, INC.
BALANCE SHEETS

	October 31, 2016 (Unaudited)	January 31, 2016
ASSETS
Current assets
Cash	$70,191	$6,706
Prepaid expenses	817	-
Total current assets	71,008	6,706

Property and equipment, net	1,823	-

TOTAL ASSETS	$72,831	$6,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$116,813	$67,173
Related party payable	144,635	18,333
Notes payable, short-term, related party	30,000	-
Note payable	244,110	-
Notes payable, convertible	136,350	232,450
Notes payable, short-term, related party, convertible	251,045	251,045
Liabilities for allocated and unissued shares	2,049,865	147,510
Total current liabilities	2,972,818	716,511

Long term liabilities
Notes payable-convertible-related party, net of unamortized discount	52,245	46,710
Total long term liabilities	52,245	46,710
Total liabilities	3,025,063	763,221

Stockholders' deficit
Preferred stock, $.001 par, 50,000,000 shares authorized, none issued and outstanding at October 31, 2016 and January 31, 2016, respectively	-	-
Common stock, $0.00001 par, 650,000,000 shares authorized, 33,731,186 shares issued and 32,731,186 outstanding at October 31, 2016 and 28,226,349 issued and outstanding at January 31, 2016	3,373	2,822
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	-
Additional paid in capital, common, and deferred compensation	9,593,971	9,133,256
Accumulated deficit	(12,542,076)	(9,892,593)
Total stockholders' deficit	(2,952,232)	(756,515)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$72,831	$6,706

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
INCOME STATEMENT
(Unaudited)

	For the three months ended October 31,		For the nine months ended October 31,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Depreciation	189		440	-
Legal, accounting and audit fees	16,779	4,000	74,993	13,502
Management and consulting fees	58,985	12,250	206,752	27,050
Research, development, and promotion	112,000	-	286,500	-
Transfer agent and filing fees	1,770	-	4,180	1,746
Office supplies and other general expenses	26,485	4,073	69,687	10,556
Advertising and marketing	605,018	-	1,296,327	-
Amortization of stock options	-	151,250	-	453,750
Net operating loss	821,226	171,573	1,938,879	506,604

Net operating loss	(821,226)	(171,573)	(1,938,879)	(506,604)

Other income (expenses)
Interest expense	(8,289)	(7,203)	(25,856)	(18,974)
Impairment loss		(150,000)		(150,000)
Loss on shares issued for services and fees	(305,323)	-	(684,748)	-
Total other income (expenses)	(313,612)	(157,203)	(710,604)	(168,974)

Net loss	$(1,134,838)	$(328,776)	$(2,649,483)	$(675,578)

Net loss per common share - basic and diluted	$(0.036)	$(0.01)	$(0.088)	$(0.02)

Weighted average common shares outstanding - basic and diluted	31,755,088	29,009,486	29,952,573	30,233,538

The accompanying notes are an integral part of these financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,649,483)	$(675,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	440	-
Loss on shares issued for services and fees	684,748	-
Impairment loss		150,000
Stock based compensation	25,000	453,750
Amortization of debt discount	5,535	615
Liabilities from unissued shares	1,557,774	-
Changes in operating assets and liabilities:
Prepaid expenses	(817)
Increase (decrease) in accounts payable and accrued expenses	49,640	17,803
Increase (decrease) in related party payables	126,302	(3,250)
Net cash used in operating activities	(200,862)	(56,660)

Cash Flows from Investing Activities:
Purchase equipment	(2,263)	-
Net cash used in investing activities	(2,263)	-

Cash flows from financing activities:
Proceeds from related party loans	35,000	50,000
Repayment to related party loans	(5,000)	-
Subscription received	-	500
Note payable	244,110	-
Repurchase of common shares	(7,500)	-
Net cash provided by financing activities	266,610	50,500

Net decrease in cash	63,485	(6,160)

Cash-beginning of period	6,706	13,322

Cash-end of period	$70,191	$7,162

NON-CASH ACTIVITIES
Shares issued for services and fees	$25,750	$-
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont’d)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2016, the Company had a working capital deficit of $2,901,000 and an accumulated deficit of $12,542,076. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended October 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016 as filed with the Securities and Exchange Commission on June 20 2016.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of October 31, 2016 and January 31, 2015, respectively, the Company had cash, but no cash equivalents.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $1,296,327 during the nine month ended October 31, 2016 and $Nil in the same period ended October 31, 2015.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of October 31, 2016, no revenue has been recognized, as the Company changed its core business in January 2016 and is currently developing its new business operation.

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

Recently issued accounting pronouncements

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740): This update simplifies the accounting for the income tax consequences of transfers of assets from one unit of a corporation to another unit or subsidiary by eliminating an accounting exception that prevents the recognition of current and deferred income tax consequences for such “intra-entity transfers” until the assets have been sold to an outside party. The amendment should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment directly to retained earnings as of the beginning of the period in which the guidance is adopted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

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

NOTE 3: PROPERTY AND EQUIPMENT

Cost	$2,262
Accumulated Depreciation	(440)
Balance, October 31, 2016	$1,822

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

On October 1, 2016, monthly standard fee increased to $42,000 from $35,000.

As of January 31, 2016, 1,000 Series A Voting Preferred Stock had not yet been issued and $35,500 remained on the balance sheets as liabilities for issuance of shares. As of October 31, 2016, 1,000 Series A Voting Preferred Stock was reversed and $nil remained on the balance sheets as liabilities for issuance of shares.

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

As of October 31, 2016 and January 31, 2016, 500,000 shares of common stock had not yet been issued $3,500 remained on the balance sheet as liabilities for issuance of shares.

During the nine months ended October 31, 2016 the Company received invoices for advertising services from SDOI totaling $1,271,274 and further received invoices for monthly project and planned technical development/maintenance, production and staging server administration, ongoing marketing services and monthly advertising management services totaling a cumulative $322,000.  The Company determined the value of the shares issuable to settle the total amounts invoiced ($1,593,274) at a 30% discount to fair market value on the settlement date and recorded a loss of $684,748 in relation to the shares issuable.  During the nine months ended October 31, 2016 a total of 4,807,953 shares of common stock valued between $0.01 to 0.474 per share in relation to the aforementioned agreements with SDOI were issued. A total of $2,044,448 was recorded on the Company’s balance sheets as liability for issuance of common shares (2016 - $108,510). The allocated shares had not yet been issued as at October 31, 2016.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5: PREPAID EXPENSES

Prepaid expenses consist of the following:

	October 31, 2016	January 31, 2016
Office lease – Security deposits	$817	$-
Total prepaid expense	$817	$-

NOTE 6: NOTES PAYABLE AND CONVERTIBLE NOTE

	Note 1	Note 2	Note 3	Total
Balance, January 31, 2016	$232,450	$-	$-	$232,450
Changes:
Converted to shares	(96,100)	-	-	(96,100)
Additions	-	229,180	14,930	244,110
Balance, October 31, 2016	$136,350	$229,180	$14,930	$380,460

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

As of October 31, 2016 an unsecured convertible promissory note in the remaining sum of $136,350 (January 31, 2016 - $232,450). The note bears interest at a rate of 6% per annum, is due January 31, 2017, and is convertible into the Company’s common stock at a rate of $0.003 per share.

As of October 31, 2016 and January 31, 2016, the Company has accrued $52,373 and $44,680, respectively, as interest on the convertible note payable

Note 2:

During the nine months ended October 31, 2016, the Company received an accumulated amount of $229,180 from a third party. The note bears interest at a rate of 1% per annum, and is due three months from issue date.

As of October 31, 2016, the Company has accrued $252, as interest on the convertible note payable.

Note 3:

During the nine months ended October 31, 2016, the Company received an accumulated amount of $14,930 from a third party. The note bears interest at a rate of 1% per annum, and is due in three months from issue date.

As of October 31, 2016 the Company has accrued $66 as interest on the convertible note payable.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7: RELATED PARTY TRANSACTIONS

As of October 31, 2016 and January 31, 2016, related parties are due a total of $404,414 and $316,088, respectively.

	October 31, 2016	January 31, 2016

Related party payable compensation (2)	$144,635	$18,333

Notes payable (4)	30,000	-

Convertible notes payable for cash proceeds received (1)	251,045	251,045
Convertible notes payable for unpaid compensation (3)	59,000	59,000
Less: unamortized discount (3)	(6,755)	(12,290)
Total convertible notes payable, net of unamortized discount	303,290	297,755
Total related party loans	333,290	297,755
Total related party transactions	$477,925	$316,088

Related party convertible notes payable consists of the following unsecured convertible promissory notes:

Description	Principal	Interest Rate	Conversion Rate	Maturity Date

Note Payable (1)	$251,045	5%	FMV	On demand with 90 days written notice

Note Payable (3)	$59,000	6%	80% of FMV	10/01/2017
Less: unamortized discount (3)	(6,755)
Note Payable, net of unamortized discount	$52,245

(1)
As of October 31, 2016 and January 31, 2016, a company controlled by the Company’s former Chairman of the Board was due a principal balance of $251,045 in respect to a demand convertible note payable.

During the nine months ended October 31, 2016 the Company has accrued $9,423 with respect to the aforementioned note payable.

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

During the nine months ended October 31, 2016 the Company accrued management fees in the amount of $86,250 to Mr. Jeffery Taylor and $78,750 to Mr. Don Lee Taylor.

During the nine months ended October 31, 2016 the Company reimbursed a total of $17,857 to Mr. Jeffery Taylor and $29,290 to Mr. Don Lee Taylor.

During the nine months ended October 31, 2016 the Company paid $40,179 to Mr. Jeffery Taylor and $45,895 to Mr. Don Lee Taylor.

As of October 31, 2016, there remained a total of $144,406 on the balance sheets as related party accounts payable ($18,333 – January 31, 2016).

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7: RELATED PARTY TRANSACTIONS (cont’d)

(3)
On October 1, 2015 the Company issued its former President a convertible promissory note in the principal amount of $59,000 for unpaid compensation.  The note bears interest at a rate of 6% per annum, matures on October 1, 2017, and contains a repayment provision which permits the holder to convert the debt into the Company's common stock at a rate of 80% of the fair market value of the common stock on the date of conversion.  The conversion discount of 20% of FMV results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $14,750 on the date of the transaction has been classified as a discount on the note.  As of October 31, 2016, the Company expensed $5,535 as amortization of the debt discount which is included as interest expense.  As of October 31, 2016, $6,755 of unamortized discount remains, and will be amortized over the next 14 months.

(4)
On February 17, 2016 the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the nine months ended October 31, 2016, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor.

As of October 31, 2016, the Company has accrued $229 as interest with respect to the above notes.

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

On August 5, 2016 the Company issued a total of 1,250,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI.

On October 24, 2016 the Company issued a total of 982,953 shares of common stock valued at between $0.1709 to $0.47430 per share in relation to a consulting agreement with SDOI.

As of October 31, 2016, 33,731,186 shares were issued and 32,731,186 shares were outstanding, and as of January 31, 2016, 28,226,349 shares of the Company’s common stock were issued and outstanding.

A further 12,039,960 shares have been allocated for issuance under the terms of agreements with SDOI (ref: Note 3) but remain unissued as at October 31, 2016.

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

As of October 31, 2016 and January 31, 2016, no Series A Voting Preferred Shares were issued.

NOTE 9: STOCK OPTIONS

The following table represents the number of options currently outstanding under the 2012 Employee Stock Option Plan:

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 31, 2016	6,500,000	$0.20
Issued	-	-
Exercised	-	-
Expired / Cancelled	(6,500,000)	0.20
Outstanding at October 31, 2016	-	$-

As of January 31, 2016 and January 31, 2015, the Company has granted a total of 6,500,000 options to purchase common stock shares. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, and has been expensed during the fiscal year ended January 31, 2016 and 2015.

During the nine-month period ended October 31, 2016, in accordance with the terms of the underlying option agreements, upon the termination of services to the Company by the consultant and the officer holding the options, all outstanding stock options expired unexercised 90 days thereafter.

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

Operating loss carry-forwards generated during the period from December 8, 2009 (date of inception) through October 31, 2016 of approximately $11,851,000, will begin to expire in 2029.   The Company applies a statutory income tax rate of 34%.

Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $3,967,900 at October 31, 2016. For the nine months’ period ended October 31, 2016 and 2015 the valuation allowance increased by approximately $668,100 and $229,600, respectively.

NOTE 12: SUBSEQUENT EVENTS

On November 23, 2016 the Company filed a Form S-8 Registration Statement in order to register 5,000,000 shares of common stock, par value $0.00001 per share that may be issued pursuant to a Letter of Agreement (“Agreement”) entered into on January 1, 2016. (Ref Note: 4 to the financial statements included above)

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 1, 2016, the Company entered into a technology licensing and marketing support agreement with Separation Degrees – One, Inc. (“SDOI”) that will result in the development, licensing and management of on-going technology solutions and marketing campaigns for ESSI’s initiatives.  On October 1, 2016, the Company entered into an amendment to the January 1, 2016 agreement increasing certain monthly service fees. Additionally, the Company entered into an Asset Purchase Agreement with SDOI wherein the Company acquired a proprietary messaging and customer relationship management software platform from SDOI.

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

Results of Operations

Comparison of the three months ended October 31, 2016 and 2015

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited financial statements for the three months ended October 31, 2016:

	For the three months ended October 31,
	2016	2015

Depreciation	$189	$-
General and administrative expenses	216,019	20,323
Advertising and marketing	605,018	-
Amortization of stock options	-	151,250
Net operating loss	(812,226)	(171,573)

Other income (expenses)
Interest expense	(8,289)	(7,203)
Impairment loss		(150,000)
Loss on shares issued for services and fees	(305,323)	-
Total other income (expenses)	(313,612)	(157,203)

Net loss	$(1,134,838)	(328,776)

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

General and Administrative Expenses

	For the three months ended October 31,
	2016	2015	Variances
Legal, accounting and audit fees	$16,779	$4,000	$12,779
Management and consulting fees	58,985	12,250	46,735
Research, development, and promotion	112,000	-	112,000
Transfer agent and filing fees	1,770	-	1,770
Office supplies and other general expenses	26,485	4,073	22,412
Total general and administrative expenses	$216,019	$20,323	$195,696

Comparison of the nine months ended October 31, 2016 and 2015

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited financial statements for the nine months ended October 31, 2016:

	For the nine months ended
	October 31, 2016	October 31, 2015

Depreciation	$440	$-
General and administrative expenses	642,112	52,854
Advertising and marketing	1,296,327	-
Amortization of stock options	-	453,750
Net operating loss	(1,938,879)	(506,604)

Other income (expenses)
Interest expense	(25,856)	(18,974)
Impairment loss	-	(150,000)
Loss on shares issued for services and fees	(684,748)	-
Total other income (expenses)	(710,604)	(168,974)

Net loss	$(2,649,483)	$(675,578)

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

General and Administrative Expenses

	For the nine months ended October 31,
	2016	2015	Variances
Legal, accounting and audit fees	$74,993	$13,502	$61,491
Management and consulting fees	206,752	27,050	179,702
Research, development, and promotion	286,500	-	286,500
Transfer agent and filing fees	4,180	1,746	2,434
Office supplies and other general expenses	69,687	10,556	59,131
Total general and administrative expenses	$642,112	$52,854	$589,258

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2016, the Company had a working capital deficit of $2,901,810 and an accumulated deficit of $12,542,076. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of October 31, 2016, the Company had total current assets of $71,008, and total current liabilities of $2,972,818 as compared to $6,706 in current assets and $716,511 in total current liabilities at the fiscal year ended January 31, 2016. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company is working towards generating revenue to offset some of its existing operating expenditures, it is possible that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it may need to find additional capital. Presently the Company is financing many of its key expenditures by way of issuance of shares to its key creditors for services provided and fees incurred. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

Cash flows from operating activities

During the nine months ended October 31, 2016 and 2015 the Company used $200,862 and $56,660 of cash flow for operating activities respectively. The increase in cash used in operating activities is primarily attributable to an increase in costs during the period associated with the Company’s new operational focus.  During the period ended October 31, 2016 the Company recorded liabilities from unissued shares of $1,557,774 and $684,748 loss on shares issued for fees and services with no comparative expense in the nine months ended October 31, 2015.  In addition, during the period the Company incurred related party payables of $126,302 as compared to (3,250) in the nine months ended October 31, 2015 and reported an increase to accounts payable of $49,640 (2016) as compared to an increase of only $17,803 in 2015.  Finally, the Company recorded a substantive reduction to share based compensation in the nine months ended October 31, 2016 of only $25,000 compared to $453,750 in the nine months ended October 31, 2015. Prepaid expenses increased by $817 in the current nine months as compared to Nil in the period ended October 31, 2015.

Cash flows from investing activities

During the nine months ended October 31, 2016 the Company expended $2,263 to purchase equipment as compared to $Nil in the nine months ended October 31, 2015.

Cash flows from financing activities

During the nine months ended October 31, 2016 the Company received proceeds from related party loans totaling $35,000 as compared to $50,000 in the prior comparative period and repaid $5,000 in the current period as opposed to Nil in the prior comparative nine months.  During the nine months ended October 31, 2016, the Company received proceeds from third party loans totaling $244,110 as compared to $Nil in the prior comparative period. In addition, the Company expended $7,500 with respect to its share buyback program and returned 1,000,000 shares to treasury with no similar transaction in the nine months ended October 31, 2015.

Future Financings

We anticipate continuing to rely on related party and third party loans and/or equity sales of our common shares and/or shares for services rendered in order to continue to fund our business operations in the event of ongoing operational shortfalls. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our research and development activities.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the nine months ended October 31, 2016.

Recently issued accounting pronouncements

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740): This update simplifies the accounting for the income tax consequences of transfers of assets from one unit of a corporation to another unit or subsidiary by eliminating an accounting exception that prevents the recognition of current and deferred income tax consequences for such “intra-entity transfers” until the assets have been sold to an outside party. The amendment should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment directly to retained earnings as of the beginning of the period in which the guidance is adopted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended October 31, 2016, that have materially, or are reasonably likely to materially, affect the Company’s internal controls over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as disclosed below there were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY STANDARDS

Not applicable.

ITEM 5.                OTHER INFORMATION

On November 23, 2016 the Company filed a Form S-8 Registration Statement in order to register 5,000,000 shares of common stock, par value $0.00001 per share that may be issued pursuant to a Letter of Agreement (“Agreement”) entered into on January 1, 2016. (Ref Note: 4 to the financial statements included above)

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
*
3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)	*
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2013)	*
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 18, 2014)	*
3.8	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016	*
10.1	Employment Agreement between the Company and Mike Borkowski dated November 1, 2015	*
10.2	December 21, 2015 employment agreement between the Company and Jeffery Taylor	*
10.3	December 21, 2015 employment agreement between the Company and Don Lee Taylor	*
10.4	Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”) and the Company dated January 1, 2016	*
10.5	Asset purchase agreement between the Company and Separation Degrees – One, Inc. (“SDOI”) dated January 4, 2016	*
10.6	Amendment No. 1 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)	*
10.7	Amendment No. 2 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)	*
10.8	Amendment No. 3 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)		*
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
(32)	Section 1350 Certifications
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
(101)	Interactive Data Files
101.INS	XBRL Instance Document		*
101.SCH	XBRL Taxonomy Extension Schema Document		*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: December 2, 2016	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director