Form 10-Q/A
period 2016-04-30
ECO SCIENCE SOLUTIONS, INC.
filed 2016-12-28
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

30,498,233 Common Shares issued and outstanding as of June 17, 2016

EXPLANATORY NOTE
We are filing this Form 10-Q/A, Amendment No. 2,  for the sole purpose of a revision to the cover page of our Form 10-Q/A for the three months ended April 30, 2016 (the “Original Amended Form 10-Q”) as filed with the Securities and Exchange Commission on June 22, 2016 (the “Filing Date”).   The Company has revised its disclosures in this Form 10-Q/A, Amendment No. 2,  in order to accurately reflect that the Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.   The cover page as included herein inlcudes such disclosures, which were previously omitted from our cover page as originally filed.

    Other than as set out above, this Amendment speaks as of the filing date of the Original Amended Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on June 22, 2016.

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
*
3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)	*
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2013)	*
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 18, 2014)	*
3.8	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016	*
10.1	Employment Agreement between the Company and Mike Borkowski dated November 1, 2015	*
10.2	December 21, 2015 employment agreement between the Company and Jeffery Taylor	*
10.3	December 21, 2015 employment agreement between the Company and Don Lee Taylor	*
10.4	Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”) and the Company dated January 1, 2016	*
10.5	Asset purchase agreement between the Company and Separation Degrees – One, Inc. (“SDOI”) dated January 4, 2016	*
10.6	Amendment No. 1 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)	*
10.7	Amendment No. 2 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)	*
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
(32)	Section 1350 Certifications
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
(101)	Interactive Data Files	*
101.INS	XBRL Instance Document**	*
101.SCH	XBRL Taxonomy Extension Schema Document**	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: December 28, 2016	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director