Form 10-Q/A
period 2016-10-31
ECO SCIENCE SOLUTIONS, INC.
filed 2016-12-28
CIK 1490873

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A, Amendment No. 1,  for the sole purpose of a revision to the cover page of our Form 10-Q for the nine months ended October 31, 2016 (the “Original Form 10-Q”) as filed with the Securities and Exchange Commission on December 2, 2016 (the “Filing Date”).   The Company has revised its disclosures in this Form 10-Q/A, Amendment No. 1,  in order to accurately reflect that the Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.   The cover page as included herein inlcudes such disclosures, which were previously omitted from our cover page as originally filed.

    Other than as set out above, this Amendment speaks as of the filing date of the Original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on December 2, 2016.

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