Form 10-K
period 2017-01-31
ECO SCIENCE SOLUTIONS, INC.
filed 2017-05-01
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of July 31, 2016 was $3,017,217 based on a closing price of $0.29 for the Common Stock on July 29, 2016, the closest available date to last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

45,357,572 Common Shares outstanding as of April 28, 2017

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

In this form 10-K references to “we”, “us”, “our”, “ESSI”, and “Eco Science”” mean Eco Science Solutions, Inc., a Nevada corporation.

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

The Company’s common stock is traded on the OTCQB under the symbol “ESSI”.

On February 14, 2014, the company effected a 1,000- for 1 reverse split.  All share and per share figures herein reflect the impact of the split.

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

On August 22, 2012, Christine Buchanan-McKenzie, the Company’s former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a member of the Board of Directors, resigned from all positions with the Company.   The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On the same day, Mr. Michael Borkowski was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and the sole member of the Board of Directors of the Company. Concurrently the Company determined to change its business focus.

On August 23, 2012, the Company changed its fiscal year from December 31 to January 31.

On August 23, 2012, the Company and its controlling stockholders entered into a Share Exchange Agreement (the “Share Exchange”) with Eaton Scientific Systems, Ltd., a Nevada corporation (“ESSL”) and the shareholders of ESSL (the “ESSL Shareholders”), whereby the Company acquired 25,000 shares of common stock (100%) of ESSL (the “ESSL Stock”) from the ESSL Shareholders.   In exchange for the ESSL Stock, the Company issued 25,000shares of its common stock to the ESSL Shareholders.  In addition, the Company’s Chief Executive Officer, Mr. Michael J. Borkowski, on behalf of the Company, entered into a Common Stock Purchase Agreement with the Company’s controlling shareholder, and former President, Ms. Christine Buchanan-McKenzie, whereby the Company would purchase one hundred percent (100%), or 240,000 shares, of the Company’s common shares owned by Mrs. Buchanan-McKenzie, at par value $.0001, and representing approximately 54.1% of the Company’s total issued and outstanding shares.  The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012.  On October 23, 2012, the Common Stock Purchase Agreement was finalized, and a change in control of the Company took place.

In conjunction with the Share Exchange and Common Stock Purchase Agreement, the total shares held by the ESSL Shareholders are 265,000, or approximately 59.8% of the issued and outstanding common stock of the Company as of October 30, 2012.  Certain ESSL shareholders owning a total of 135,779 shares of the Company’s common stock, representing approximately 30.64% of the issued and outstanding common stock of the Company, entered into three (3) separate twenty-four (24) month Lock-Up Agreements.  As a result of the Share Exchange and Common Stock Purchase Agreement, (i) there was a change in control of the Registrant; (ii) ESSL became the Company’s wholly owned subsidiary; (iii) the ESSL became the Company’s primary business, and (iv) on November 27, 2012, the Company changed its name to Eaton Scientific Systems, Inc.

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

On November 26, 2013, the Company and its Majority Shareholders (the “Majority Stockholders”) entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Marciano whereby Marciano acquired 227,370 shares of the Company’s common stock from the Majority Stockholders at par value $.0001, representing approximately 51.3% of the Company’s total issued and outstanding shares, in exchange for cash in the amount of $22,737 (the “Cash Proceeds”).  The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 26, 2013, and a change in control of the Company took place.

In connection with the terms and conditions of the Stock Purchase Agreement and sale of 227,370 shares held by the Majority Stockholders:

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

On December 7, 2015, the Board of Directors approved the authorization of a 1 for 50 reverse stock split of the Company’s outstanding shares of common stock. On December 11, 2015, the Company obtained the written consent of a stockholder, Domenic Marciano, an individual, holding 71% voting power of the Company’s outstanding capital stock as of December 1, 2015, to effect the reverse stock split.

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

On January 11, 2016, the Company’s Board of Directors (the “Board”) authorized the creation of 1,000 shares of Series A Voting Preferred Stock. The holder of the shares of the Series A Voting Preferred Stock has the right to vote those shares of the Series A Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval. The vote of each share of the Series A Voting Preferred Stock is equal to and counted as 10 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval. The Agreement with SDOI was revised so that SDOI received 500,000 shares of Common Stock rather than Preferred Shares; no Preferred Shares were issued to SDOI.  In addition to the issuance of the 500,000 shares of common stock as consideration for the Asset Purchase Agreement with SDOI, the Company agreed further to settle all invoices received for services rendered by SDOI, as well as advertising fees incurred, by way of issuance of common stock at a 30% discount to market as S-8 shares.

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

With the departure and appointment of new officers and directors of the Company, the direction of business the Company is focusing on changed.  The Company determined to focus on eco-friendly products, development and businesses.

On February 26, 2016, the Company announced it had cancelled 1,000,000 shares of common stock, as part of a stock buyback program designed to increase current shareholder value by repurchasing and retiring existing outstanding common stock.

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

On April 1, 2016, the Company filed a Form S-8 to register 5,000,000 shares of Common Stock, $0.00001 par value per share, under its 2016 Equity Incentive Plan. A further S-8 was filed on November 23, 2016 to register an additional 5,000,000 shares of Common Stock at $0.00001 par value per share.

On January 10, 2017, the Company entered into a Cancellation and Release Agreement with SDOI wherein the Company agreed to issue 4,000,000 common shares to SDOI (or its designee) in exchange for the cancellation of the $1,920,424 worth of remaining outstanding invoices and fees owed to SDOI.

On January 15, 2017, Eco Science Solutions, Inc. entered into an Equity Purchase Agreement with Phenix Ventures, LLC, Under the terms of the Agreement, Phenix Ventures has agreed to purchase up to 10,000,000 Shares of the Company’s Common Stock upon “Put Notices” of the Company, to Phenix Ventures.  Additionally, pursuant to the terms of the Agreement, a Form S-1 Registration Statement was filed with the Securities and Exchange Commission on January 27, 2017, to register the 10,000,000 Shares, and is currently under review by the SEC.

About Eco Science Solutions, Inc.

With headquarters in Maui, Hawaii, Eco Science Solutions, Inc. is a bio and software technology-focused Company targeting the multi-billion dollar health and wellness industry. As Consumers continue to take ownership of their health, wellness and alternative medicines they consume, there is a growing shift away from the sole dependence on large pharmaceutical companies and prescription drugs.  Thus, in 2017 and beyond, there will be a growing need for both established and new health and wellness businesses to market to this increasing demand.

Eco Science Solutions, Inc. continues to focus on becoming a premier health, wellness and alternative medicines business by effectively servicing and connecting wisely conscious consumers with like-minded businesses.  The Company’s consumer initiatives are centered on education and connecting consumers with various holistic health, wellness and alternative medicine businesses.  Its business initiatives are focused on developing technology solutions coupled with data analytics to help those very same holistic health and wellness businesses to be more effective in their abilities to connect, market, and sell to consumers.

Eco Science’s core services span business location, localized communications between consumers and business operators, social networking, educational content, e-commerce, product commercialization and delivery.

The Company’s e-commerce platform, available for use today, enables health-and-wellness enthusiasts to easily locate, access, and connect with health-and-wellness businesses and like-minded enthusiasts, and to facilitate the research of and purchasing of eco-friendly products.

Current Business and Strategy

Currently our business is in a pre-revenue stage, wherein we are building both consumer and enterprise technology, consumer package goods, investing in Research & Development and advertising to consumer and professional traffic for both our apps and web properties. Once we have gained a large enough audience the Company will begin to monetize that audience through: 1) paid advertisements from business seeking exposure to users the Herbo services; 2) enterprise license agreements with professional customers; and 3) sales of products targeting general health and wellness and alternative medicines.

Currently the Company’s Herbo apps, Fitrix app, UseHerbo.com and “The Pursuit of Fine Herb” original content are all available  for use, either through Apple and Google app stores or online through a web-browser or through social channels, such as Facebook, Instagram and YouTube.

According to the popular traffic measuring site Alexa, an Amazon.com Company, the useherbo.com domain is ranked 39,310 globally and 3,498 in the United States. The Herbo apps through the play stores or direct download to our beta users have an install base of over 50,000 users. The Fitrix app through the play stores or direct download to our beta users has an install base of approximately 22,500 users.

All current advertisers on the Herbo platform are being allowed to advertise at no charge. We have elected to pursue this strategy to allow for a concrete set of metrics to develop. Once these metrics have been developed, we will be properly prepared to set fair market advertising rates aligned with the media value of our audience. Management believes this “customer first” will benefit the success of retention and advertiser growth on a long-term basis.

While we have listed products for sale on the useherbo.com platform, we are simply redirecting users to other sites in where the product can be purchased. Right now the Company is investing our internal enterprise capabilities that will allow for us to best service, deliver and account for all transactions. Again, our driving focus is never to disappoint a customer with a poor experience so we are taking a slower approach to ensure that all enterprise systems and logistics are perfected before we begin monetizing our audience.

The following is to provide a road-map for how the Company intends to prepare for and generate revenues, along with the costs associated to do so. Eco Science Solutions’ core Initiatives are centered on five main areas: 1) continued consumer and enterprise technology investment, 2) continued product development through Scientific Research and Development; 3) inventory build for distribution, and 4) strategic acquisitions that provide an accelerated time-frame to secure market share; 5) development of Sales, Customer and Finance personnel depth to support accelerated revenue growth.

Technology investment – Eco Science Solutions will continue to make investments in both e-commerce and mobile applications that facilitate B2C e-commerce opportunities.   The Company’s technology investments are centered on our platform that matches and connects consumers with desired products and/or providers, as well as providing for a convenient payment solution.  Additionally, the Company is launching a turn-key Business to Business, Customer Resource Management System (B2B CRM) marketing solution to support health, wellness and alternative medicine businesses with their on-going efforts to market, attract, acquire and retain customers. The Company has budgeted $750k for investment purposes in Technology over the next 12-month period.

Scientific Research and Development investment – Eco Science Solutions has engaged in the development of DNA testing protocols for the purpose of evaluating a consumer’s physical and mental needs. This continued investment effort will provide for a person by person mapping platform to best match the most suitable cannabis-related and/or dietary supplement products per ailment, thus maximizing the results of natural medication. The Company has budgeted $1 million for investment purposes in Scientific Research and Development investment over the next 12-month period.

Product formulation, inventory build and distribution – As Eco Science Solutions continues to accumulate data through its e-commerce and marketing solutions, the Company is in the process of development and distribution of unique products that include cannabis-related ingredients for alternative health and wellness interests. The Company has budgeted $1.25 million for investment purposes in Product development, inventory build and distribution over the next 12-month period.

Strategic acquisitions – Due to various hyper-growth trends in segments of the holistic health and wellness category, Eco Science Solutions believes that it will be presented with unique investment and acquisition opportunities that are both synergistic and accretive to the Company. The Management Team has already identified several candidates. The Company has not budgeted an exact dollar amount for investment purposes in Strategic acquisitions over the next 12-month period.

Sales, Customer and Finance personnel development - Additionally, the Company has budgeted $1 million for general working capital purposes, including the development of personnel and internal systems to support them over the next 12-month period.

The Company has also budgeted $1million in marketing and advertising investment for next 12-month period, to support the Eco Science Solutions, Herbo and Fitrix brands.

It is anticipated by Management, that all of the above investments when combined will prepare the Company to successfully begin monetizing its assets.

Herbo and Fitrix Apps

Herbo

The Herbo apps include a database of over 14,000 alternative medicine locations and delivery services, doctors who provide evaluations, and local shops that sell relevant product. The Herbo app helps consumers find products and services that support the intake of alternative medicines for a more naturopathic way of living.

Consumers may use the UseHerbo ecommerce platform and access “The Pursuit of Fine Herb” original content. Under the direction and vision of our officers and directors, Jeff Taylor and Don Taylor, the Company continues to source and release into the market relevant products for sale coupled with unique original, educational content. Initially created and copyrighted content within two distinct channels: one branded Eco Science Solutions, which is focused on Legislative, Geo-political, Financial, , and general Macro-trends within the Cannabis marketplace; and one branded Herbo, which is focused on user-generated  that is revolves around Daily lifestyle, Medical and Recreational Usage content, Reviews of Application, Products, Technologies and Commerce Options, Food Pairings and Edibles.

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

A component of our business is involved with the medical marijuana category. As evidenced in the following services offered:

Herbo for Consumers

Consumers can use our Consumer-facing Herbo app with the following core e-commerce and social networking features: (1) location and directory listings of cannabis-related businesses that include physical dispensaries, delivery services, smoke shops and doctors; (2) product catalog of cannabis-related products that can be browsed; (3) e-wallet that stores credit cards and specialty gift cards, allowing for seamless electronic payments; (4) discrete messaging that allows for consumers to communicate directly with cannabis-related businesses; and (5) content streams that allow for consumer-generated and business-generated content to be captured and share amongst the Herbo community to build engagement and loyalty.

Herbo’s e-commerce features allow consumers to locate, access, and buy premium cannabis-related products easily, conveniently and securely.  Its social networking features focus on engaging and growing the Herbo community with like-minded enthusiasts.

Herbo for Business

Enterprise-focused app for marijuana businesses with the following core features: (1) claiming of business listing; (2) updating and management of business profile information; (3) messaging that allows for management of businesses to discretely communicate directly with cannabis enthusiasts; (4) updating and management of product catalog and product offerings; (5) affiliate marketing; and (6) customer relationship management tools that support the targeting and engagement of prospective, current, and past customers.

Herbo for Drivers

Herbo is currently accepting driver applications for its branded delivery service. Herbo Drivers will be able to receive, coordinate and provide same-day delivery services for consumer orders that are purchased on Herbo and desired immediately.  The Herbo Drivers app integrates seamlessly with Herbo’s consumer and business platforms to provide customers with enhanced visibility and tracking of their Herbo orders.

While Eco Science Solutions does not grow or distribute medical marijuana, certain professional customers of ours do. Thus, adverse regulatory legislation may have a material negative effect on our business.

Fitrix

The Fitrix app is a powerful and flexible companion, which helps users keep track of your day-to-day fitness routines, dietary habits and alternative medicine intake.  Fitrix users can measure and track anything and everything when it comes to their health and wellness. One can track the accomplishment of custom created goals, monitor dietary, exercise and alternative medication schedules, be notified of important milestones, establish timelines to develop effective habits ... all leveraging a unique notebook and calendar.

Image of Fitrix App:

Fitrix

Fitrix
HOME
SHORT
LONG
MORE
NOTES
BMI
MESSENGER
WEIGHT LOSS
CAMERA
RADIO
Height: 180 cm
ft+in
cm
Weight: 82 kg
lbs
kg
CALCULATE
25,31
You are overweight! You need to lose weight to avoid any further health issues! Click here to learn more about losing undesired weight.
CLEAR

For more information, please visit www.ecossi.com and/or www.useherbo.com.

Strategy

The Company’s strategy is to: 1) generate revenue through paid advertisements from business seeking exposure to users of the Herbo services; 2) generate revenue through enterprise license agreements with professional customers and businesses; and 3) sales of consumer packaged goods targeting general health and wellness and alternative medicines.

Market

Our target market is the ever-growing social media consumer user market that is focused on entertainment and information delivery by way of focused content from online sources, downloading apps to promote and support their lifestyle choices and quick and easy solutions to convert their gained knowledge to action by key product purchase and location recommendations, all of which can be supported by our useful content generation for mass distribution to consumers, empowering enthusiasts in their pursuit and enjoyment of building and supporting eco-friendly businesses and living healthy lifestyles.

 According to Statistica.com, a statistics portal that combines Statistics and Studies from over 18,000 sources, there were approximately 179,628,000,000 mobile app downloads in 2015 on smartphones, with app revenues totalling over $41,000,000,000. (Source: http://www.statista.com/statistics/266488/forecast-of-mobile-app- downloads/). This is expected to increase to over 268,000,000,000 downloads in fiscal 2017 with projected revenues of over 50 billion dollars.

According to a special report on Digital, Social and Mobile Worldwide users released in January 2015 by We Are Social Ltd. (http://wearesocial.com/uk/special- reports/digital-social-mobile-worldwide-2015) it is estimated that over 3 Billion users (representing approximately 42% of the world’s population), up 7% from the same report issued in January 2014, are using social technologies.

The social applications market continues to grow with successful companies establishing focused services. For example, Facebook brought a person's "friends" in view, Pinterest socialized a browser's bookmarking feature and Waze socialized the GPS. Cornerstone networking consists of Facebook, Twitter, WordPress, Instagram, LinkedIn, Pinterest, YouTube, Skype and Tumblr. Our goal, supported by our owned and licensed technologies and based upon content created in house by our officers and directors, and available in various formats, is to provide consumers and enthusiasts easy access to connect with health-and-wellness businesses and like-minded enthusiasts, and to facilitate the research of and purchasing of eco-friendly products ... anytime, anywhere.

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

Intellectual Property

None.

Government Regulations

The cannabis industry has recently shown indication of the promise that many had projected several years ago.  Currently, there are 29 states and Washington D.C. that have legalized medical marijuana, and 8 jurisdictions have gone on to legalize recreational use of marijuana.  In addition, there are 11 states that have indicated interest in putting recreational use of marijuana to a vote in 2017.  The domestic recognized cannabis industry is estimated to be a $44 Billion in revenues opportunity over the next several years, with double-digit growth estimated for the foreseeable future.

The budgetary impact of removing cannabis from Schedule I of the Controlled Substances Act and legalizing its use in the United States could save billions by reducing government spending for prohibition enforcement in the criminal justice system. Additionally, billions in annual tax revenues could be generated through proposed taxation and regulation.  It is estimated that for every $1 spent on medical and recreational cannabis, there is an infusion of approximately $2.60 to the local economy, which is termed the “marijuana multiplier” effect. With the current Administration hyper-focused on growing domestic job opportunities, the Company believes that the cannabis movement will be a boon for creating such job opportunities.

Eco Science Solutions, Inc. has no control of the legislative environment, while Management believes that the cannabis and cannabis related markets will only become more main-stream, it is important to indicate that the removal of cannabis from Schedule I of the Controlled Substances Act, the most tightly restricted category reserved for drugs that have "no currently accepted medical use," has been proposed repeatedly since 1972 and has not been granted.

Rescheduling proponents argue that cannabis does not meet the Controlled Substances Act's strict criteria for placement in Schedule I and so the government is required by law to permit medical use or to remove the drug from federal control altogether. The US government, on the other hand, maintains that cannabis is dangerous enough to merit Schedule I status. The dispute is based on differing views on both how the Act should be interpreted and what kinds of scientific evidence are most relevant to the rescheduling decision.

The Act provides a process for rescheduling controlled substances by petitioning the Drug Enforcement Administration. The first petition under this process was filed in 1972 to allow cannabis to be legally prescribed by physicians. The petition was ultimately denied after 22 years of court challenges, but a pill form of cannabis's psychoactive ingredient, THC, was rescheduled in 1985 to allow prescription under schedule II. In 1999, it was again rescheduled to allow prescription under schedule III.

 A second petition, based on claims related to clinical studies, was denied in 2001. The most recent rescheduling petition filed by medical cannabis advocates was in 2002, but it was denied by the DEA in July 2011. Subsequently, medical cannabis advocacy group Americans for Safe Access filed an appeal, Americans for Safe Access v. Drug Enforcement Administration in January 2012 with the District of Columbia Circuit, which was heard on 16 October 2012 and denied on 22 January 2013.

Currently, the FDA is conducting an analysis, at the request of the DEA, on whether marijuana should be downgraded, said Douglas Throckmorton, Deputy Director for Regulatory Programs at the FDA, at a congressional hearing in June 2014. In August 2016, the DEA reaffirmed its position and refused to remove Schedule I classification. However, the DEA announced that it will end restrictions on the supply of marijuana to researchers and drug companies that had previously only been available from the government's own facility at the University of Mississippi.

A component of our business is involved with the medical marijuana category.

Because the business activities of businesses, engaged in the medicinal cannabis industry, that we may direct our customers is illegal under federal law, we may be deemed to be aiding and abetting illegal activities through the location services that we provide to our customers, relative to the cannabis industry.  As a result, we may be subject to actions by law enforcement authorities, which would materially and adversely affect our business.

Under United States federal law, the possession, use, cultivation, and transfer of cannabis is illegal.  Although we do not engage in any of those activities, we provide services to customers that are seeking businesses that engage in those activities.  As a result, we may be subject to actions by law enforcement authorities, which would materially and adversely affect our business.

Facilities

The Company’s corporate headquarters are located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.

Employees

As of January 31, 2017, the Company had 6 employees, inclusive of our executive officers and directors and 4 part time service providers.  In addition, the Company has retained 23 independent consultants.

Research and Development

There will be an ongoing requirement to undertake research and development as our existing apps and future apps are presented to the marketplace.  During fiscal 2017 and 2016 we expended $305,092 and $74,750 respectively on improvement to our apps and the platform we use to manage our websites, social media and applications.

Eco Science Solutions has engaged in the development of DNA testing protocols for the purpose of evaluating a consumer’s physical and mental needs. This continued investment effort will provide for a person by person mapping platform to best match the most suitable cannabis-related and/or dietary supplement products per ailment, thus maximizing the results of natural medication. The Company has budgeted $1 million for investment purposes in Scientific Research and Development investment over the next 12-month period.

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

The Company does not own any property.

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

Market Information

Our Company has been quoted on the OTC Markets since September 14, 2010. From September 14, 2010, through May 3, 2013, our common stock was quoted on the OTC Markets under the name “Pristine Solutions, Inc.” From May 3, 2013, until February 18, 2014, our Company was quoted on the OTC Markets under the name “Eaton Scientific Systems, Inc.” From February 18, 2014, to February 2017, our common stock was quoted on the OTC Pink Markets under the name “Eco Science Solutions, Inc. and under the symbol “ESSI”; today, our Company is quoted on the OTCQB, under the symbol “ESSI”.

The following table sets forth, for the quarters indicated, the high and low closing bid prices per share of our common stock on the OTCQB, reported by the Financial Industry Regulatory Authority Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
January 31, 2017	$4.07	$3.65
October 31, 2016	$1.85	$0.93
July 31, 2016	$0.38	$0.21
April 30, 2016	$0.40	$0.33
January 31, 2016	$0.24	$0.00
October 30, 2015	$0.10	$0.08
July 31, 2015	$0.26	$0.01
April 30, 2015	$0.27	$0.02
January 31, 2015	$0.25	$0.15

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

As of March 31, 2017, we had 67 shareholders of record for our common stock and a total of 45,357,572 shares issued and outstanding.

Re-Purchase of Equity Securities

On February 26, 2016, the Company purchased back and cancelled 1,000,000 shares of common stock for $7,500 as part of its ongoing Share Buyback program.  The shares are reflected as Treasury shares on the Company’s balance sheet.

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

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

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

As of January 31, 2016, the Company had granted a total of 6,500,000 options to purchase common shares under this plan. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, and was expensed during the fiscal year ended January 31, 2016 and prior.

During the fiscal year ended January 31, 2017, in accordance with the terms of the underlying option agreements, upon the termination of services to the Company by the consultant and the officer holding the granted options, all outstanding stock options expired unexercised 90 days thereafter.  As at January 31, 2017 there are no options outstanding under the 2012 Employee Stock Option Plan.

On January 1, 2016, the Company’s Board of Directors approved the 2016 Equity Incentive Plan. The purpose of this Plan is to attract, retain and motivate the officers, directors, employees and consultants of the Company and its Subsidiaries and Affiliates, as well as provide a means of compensation for consultants, and to promote the success of the Company’s business by providing them with appropriate incentives and rewards either through a proprietary interest in the long-term success of the Company or compensation based on fulfilling certain performance goals.

The Plan shall become effective and Awards may be granted on and after January 1, 2016 (the “Effective Date”). Any Awards of incentive stock options granted under the Plan are granted subject to approval of the Plan by the stockholders of the Company within twelve (12) months after the Effective Date. If such approval has not been obtained within such twelve (12) month period, grants of incentive stock options shall be deemed to have been grants of non-qualified stock options.

Participants will consist of such Employees, Directors and Consultants as the Committee in its sole discretion determines and whom the Committee may designate from time to time to receive Awards under this Plan; provided, however, that Options and Stock Appreciation Rights may only be granted to those Employees, Directors and Consultants with respect to whom the Company is an “eligible issuer” within the meaning of Section 409A of the Code. The designation of an individual as a Participant in any year shall not require that the Committee designate such individual to receive an Award in any other year or to receive the same type or amount of Award in any other year.

Awards under this Plan may be granted in any one or a combination of: (a) Non-Restricted Employee Benefit Plan Stock; (b) Restricted Stock; and (c) Other Stock-Based Awards. Awards granted under this Plan shall be evidenced by Award Agreements (which need not be identical) that provide additional terms and conditions associated with such Awards, including, without limitation, restrictive covenants, as determined by the Committee in its sole discretion; provided, however, that in the event of any conflict between the provisions of this Plan and any such Award Agreement, the provisions of the Plan shall prevail unless otherwise indicated in the Award Agreement.

During fiscal 2017 the Company filed two separate Form S-8’s in April and November 2016 respectively for a total of 10,000,000 shares under its 2016 Equity Incentive Plan.   As of January 31, 2017, a total of 9,307,953 shares had been issued under the respective Form S-8’s.

Recent Sales of Unregistered Securities

Common Stock

On January 4, 2017 the Company’s board of directors approved the issuance of 3,000,000 restricted shares as compensation for services rendered during the period January 1, 2016 to December 31, 2016 by our CEO and President, Mr. Jeffery Taylor.  The fair market value of our common stock was $2.73 on the date of issue;

On January 4, 2017 the Company’s board of directors approved the issuance of 3,000,000 restricted shares as compensation for services rendered during the period January 1, 2016 to December 31, 2016 to our CFO and Secretary, Mr. Don Taylor.  The fair market value of our common stock was $2.73 on the date of issue;

On January 4, 2017 the Company’s board of directors approved the issuance of a further 2,100,000 restricted shares as compensation for services rendered during the period January 1, 2016 to December 31, 2016 by three independent consultants to the Company. The fair market value of our common stock was $2.73 on the date of issue;

On January 10, 2017, the Company entered into a Cancellation and Release Agreement with Separation Degrees – One, Inc. wherein the Company owed a total amount of $1,920,424, to SDOI in unpaid fees under the Technology Licensing and Marketing Agreement, which the Company entered into with SDOI on January 1, 2016.  The Cancellation and Release Agreement entered into with SDOI allowed for the cancellation of the unpaid fees in exchange for 4,000,000 Shares of the Company’s Common Stock at a fair market value of $2.76 on the date of the agreement.

On February 16, 2017, Mike Borkowski was issued 26,386 shares of common stock pursuant to a conversion notice presented to the Company relative to his Note for unpaid compensation.  His Note was fully converted and there exists no further compensation or obligation owed by the Company to Mr. Borkowski, or by Mr. Borkowski to the Company.

In respect of the aforementioned shares issued to an investor the Company will claim an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of the shares pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended January 31, 2017, and 2016, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

The Company’s consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview of Current Operations

Results of Operations for the years ended January 31, 2017 and 2016

During the fiscal years ended January 31, 2017 and 2016, the Company has not generated any revenues.

As at January 31, 2017 and 2016, the Company had $244,941 and $6,706 in cash and total current assets.

During the fiscal year ended January 31, 2017, the Company incurred total operating expenses of $24,845,255, of which  $22,138,000 was stock-based compensation as a result of the issuance of certain stock awards prior to January 31, 2017 as directors compensation, consulting fees and legal fees.   During the prior fiscal year ended January 31, 2016 the Company expensed only $493,750 in respect to the amortization of stock options as stock based compensation.  Further during fiscal 2017 the Company incurred $2,118,037 (2016 - $73,510)  in advertising and marketing fees in respect of the introduction of its Herbo and Fitrix apps on various media, including iOS and Android. Research and development fees incurred in fiscal 2017 were $305,092 compared to $74,750 in the prior comparative fiscal year.  The increase in fees is due to the ongoing technical development of our apps and operating social media and internet sites. Other operating and general and administrative expenses in the fiscal year ended January 31, 2017 totaled $284,126 as compared to $85,818 in the fiscal year ended January 31, 2016, inclusive of fees to maintain our public listing, legal and audit fees. The substantive increase year over year to these administrative fees is related to an increase in office expense and other general expense including travel and promotion of the Company’s applications, as well as increased legal, support and accounting fees.

The Company recorded interest expense of  $35,433 and $28,338 in respect of certain convertible note agreements, respectively during fiscal 2017 and 2016. During fiscal 2016 the Company incurred a loss on the divestiture of a technology application acquired in August 2015 called “Stay Hydrated” of $150,000 when new management determined to cancel the agreement and return the technology to the original holders in exchange for the return and cancellation of 1,500,000 shares, as it was not in-line with the objectives of the Company moving forward.  There was no comparative expense in fiscal 2017.  Further, the Company determined to impair the value of a discrete communications software platform acquired in fiscal 2016, which was recorded as an intangible asset valued at $3,500 based on the fair market value of the 500,000 shares of stock issuable under the acquisition agreement on the date of the transaction,  following an evaluation of the technology at the fiscal year ended 2016,  which determined recovery of the value of the asset was indeterminate during the present stage of the Company’s execution of its revised business focus to operate in the eco friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees. During fiscal 2017 the Company recorded a loss of $9,210,151 in respect to the issuance of 4,000,000 shares of common stock in settlement of certain advertising, marketing and technology development fees incurred during the year related to its Fitrix and Herbo applications. There was no comparative expense incurred during fiscal 2016.

The net loss in fiscal 2017 totaled $33,628,178 as compared to $909,716 in 2016.

The Company used net cash in operations of $366,030 and $72,866 respectively during the twelve month periods ended January 31, 2017 and 2016, recorded$2,262 in net used for investing activities (2016 - $Nil), and received cash from financing activities of $605,710 (2016 -  $66,250) predominantly as a result of certain notes payable.

Plan of Operation

The Company changed the focus of its business at the close of fiscal 2016 to operate in the eco friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees. During fiscal 2017 the Company laid the groundwork for income generation from these services by investing in ongoing development of its applications, websites and visibility in both the local and global market.  The Company has invested heavily in advertising to allow its applications and ecommerce website visibility on a global stage. The Company's need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish revenues from operations. We expect to continue to financing ongoing advertising and marketing fees, upgrades and expansion of our apps, licensing support and maintenance fees associated with our business focus by the issuance of shares of common stock fat a discount to our market price. We recently entered into an equity purchase agreement for this purpose which we expect to rely on during fiscal 2018. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2017, the Company had a working capital deficit of $776,061 and an accumulated deficit of $43,520,771. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. While the Company has recently entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 11  to the financial statements contained herein) there can be no guarantee the Company will receive proceeds sufficient to meet its ongoing operational overheads from these sales, or that these sales will occur.

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

Liquidity and Capital Resources

As of January 31, 2017, the Company had total current assets of $244,941, and total current liabilities of $1,021,002. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company has recently entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 11  to the financial statements contained herein) there can be no guarantee the Company will receive proceeds sufficient to meet its ongoing operational overheads from these sales, or that these sales will occur.  While the Company expects to commence generating revenues in fiscal 2018 to  offset some of its existing operating expenditures, it is possible that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it may need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

 Future Financings

The Company has recently entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 11 to the financial statements included herein), however, there can be no guarantee the Company will receive proceeds sufficient to meet its ongoing operational overheads from these anticipated share sales, or that these sales will occur.

We anticipate continuing to rely on related party and third party loans and equity sales of our common shares and/or shares for services rendered in order to continue to fund our business operations in the event of ongoing operational shortfalls. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our research and development activities.

Revenue

The Company has recently launched the first applications and channels in respect of our major business activity.  As yet, we are unable to predict when we may commence generating revenues from these operations. We are actively working on programs to enhance awareness of these applications which we anticipate will result in revenue soon.

Cost of sales

Costs of sales are expected to include licensing, marketing and maintenance fees in respect to our proprietary software platform and licensed software services.  In addition, we can expect to incur fees associated with gaining followers for our YouTube channels and the advertising of our downloadable applications.

General and Administrative Expenses

	For the year ended
	January 31,
	2017	2016	Variances
Legal, accounting and audit fees	$5,620,704	$14,603	$5,606,101
Management and consulting fees	16,662,000	19,333	16,642,667
Research, development, and promotion	305,092	74,750	230,342
Transfer agent and filing fees	4,540	2,309	2,231
Office supplies and other general expenses	134,254	49,573	84,681
Advertising and marketing	2,118,037	73,510	2,044,527
Total general and administrative expenses	$24,844,627	$234,078	$24,610,549

General and administrative expenses include a total of $22,113,000 relative to 8,100,000 shares issued at fair market value of $2.73 per share for management, consulting and legal fees in January 2017 and a further 100,000 shares issued at 0.25 per share valued at $25,000 in January 2016.  Of this amount a total of $16,380,000 relates to compensation of management and $5,460,000 as compensation for legal and consulting services provided during the fiscal year.  In addition, advertising and marketing expenses of $2,118,037 incurred during fiscal 2017 include stock based fees of $273,000 relative to marketing services provided,  as well as cash fees for placement of advertisements, click-through programs and traffic generation on the Company’s various websites, apps, Facebook, YouTube, Twitter, Pinterest and Instagram sites.  Hosting and maintenance fees for the Company’s internet presence are included in the other general expenses and fees for the ongoing technical development and content upgrades of the Company’s various sites and applications are included in research and development fees.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of January 31, 2017, and January 31, 2016, respectively, the Company had cash, but no cash equivalents.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $2,118,037 during the fiscal year ended January 31, 2017 and $73,510 in the same period ended January 31, 2016.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the year ended January 31, 2016 the Company impaired $3,500 in long-lived assets relative to the acquisition of a communications platform.  In fiscal 2017 there was no impairment of long-lived assets.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of January 31, 2017, no revenue has been recognized, as the Company changed its core business in January 2016 and is currently developing its new business operation.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue will consist consists primarily of fees associated with the operation of our social media venues and fulfillment of specific customer advertising campaigns related to our downloadable apps.

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

The Company’s consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The consolidated audited financial statements are filed as part of this annual report starting on page F-1.

ECO SCIENCE SOLUTIONS, INC.
AUDITED FINANCIAL STATEMENTS
For the Fiscal Years Ended January 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eco Science Solutions, Inc.:

We have audited the accompanying balance sheets of Eco Science Solutions, Inc. (“the Company”) as of January 31, 2017 and 2016 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Eco Science Solutions, Inc., as of  January 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC
Lakewood, CO

May 1, 2017

ECO SCIENCE SOLUTIONS, INC.
BALANCE SHEETS

	January 31, 2017	January 31, 2016
ASSETS
Current assets
Cash	$244,124	$6,706
Prepaid expenses	817	-
Total current assets	244,941	6,706

Property and equipment, net	1,634	-

TOTAL ASSETS	$246,575	$6,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$176,653	$67,173
Related party payables	167,348	18,333
Notes payable, short-term, related party	30,000	-
Note payable	583,210	-
Notes payable, convertible	-	232,450
Notes payable, short-term, related party, convertible	-	251,045
Liabilities for allocated and unissued shares	63,791	147,510
Total current liabilities	1,021,002	716,511

Long term liabilities
Notes payable-convertible-related party, net of unamortized discount	-	46,710
Total long term liabilities	-	46,710
Total liabilities	1,021,002	763,221

Stockholders' deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at January 31, 2017 and January 31, 2016, respectively	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 46,331,186 shares issued and 45,331,186 outstanding at January 31, 2017 and 28,226,349 issued and outstanding at January 31, 2016	4,633	2,822
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	-
Additional paid in capital, common, and deferred compensation	42,749,211	9,133,256
Accumulated deficit	(43,520,771)	(9,892,593)
Total stockholders' deficit	(774,427)	(756,515)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$246,575	$6,706

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
INCOME STATEMENT

	For the Fiscal Year ended January 31,
	2016	2015

Operating Expenses
Depreciation	628	-
Legal, accounting and audit fees	5,620,704	14,603
Management and consulting fees	16,662,000	19,333
Research, development, and promotion	305,092	74,750
Transfer agent and filing fees	4,540	2,309
Office supplies and other general expenses	134,254	49,573
Advertising and marketing	2,118,037	73,510
Amortization of stock options	-	493,750
Net operating expense	24,845,255	727,828

Net operating loss	(24,845,255)	(727,828)

Other income (expenses)
Interest expense	(35,433)	(28,388)
Impairment loss, communications platform	-	(3,500)
Loss on divestiture of technology	-	(150,000)
Loss on shares issued for services and fees	(9,210,151)	-
Gain on debt forgiveness	462,661	-
Total other income (expense)	(8,782,923)	(181,888)

Net loss	$(33,628,178)	$(909,716)

Net loss per common share - basic and diluted	$(1.08)	$(0.03)

Weighted average common shares outstanding - basic and diluted	31,239,274	29,352,468

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC. STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Deficit	Total
Balance, January 31, 2015	-	$-	30,643,016	$3,064	-	$-	$8,923,114	$(453,750	$(8,982,877)	$(510,449)

Vesting of restricted stock award			1,250,000	125			1,125	340,000		341,250
Grant of restricted stock award							160,000	(160,000)		-
Purchase of intellectual property			1,500,000	150			149,850			150,000
Cancellation of common stock			(6,466,667	(647			647			-
Stock options expired							(120,000	120,000		-
Amortization of stock options								153,750		153,750
Beneficial conversion feature – related party note							14,750			14,750
Conversion of debt to common stock			1,300,000	130			3,770			3,900
Net loss									(909,716)	(909,716)

Balance, January 31, 2016	-	-	28,226,349	2,822	-	-	9,133,256	(120,000)	(9,892,593)	(756,515)

Private placement cancelled					(1,000,000)	(7,500)				(7,500)
Shares issued for asset purchase agreement			500,000	50			3,450			3,500
S-8 shares			4,807,953	481			340,166			343,666
Shares issued on extinguishment of debt			4,000,000	400			11,039,600			11,040,000
Shares issued for convertible note			596,884	60			96,040			96,100
Shares issued for services			8,200,000	820			22,137,180			22,138,000
Net loss									(33,628,178)	(33,628,178)

Balance, January 31, 2016	-	$-	46,331,186	$4,633	(1,000,000)	$(7,500)	$42,749,211	$-	$(43,520,771)	$(769,460)

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS

	For the Fiscal Year January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(33,628,178)	$(909,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off prepaid expenses	-	1,000
Depreciation	628	-
Loss on shares issued for services and fees	9,210,151
Gain on debt forgiveness	(462,661)
Impairment loss and loss on divestiture, technology	-	153,500
Stock based compensation	22,138,000	493,750
Amortization of debt discount	12,290	2,460
Liabilities from unissued shares	2,026,006	144,010
Changes in operating assets and liabilities:
Prepaid expenses	(817)
Increase (decrease) in accounts payable and accrued expenses	189,536	24,047
Increase (decrease) in related party payables	149,015	18,083
Net cash used in operating activities	(366,030)	(72,866)

Cash Flows from Investing Activities:
Purchase equipment	(2,262)	-
Net cash used in investing activities	(2,262)	-

Cash flows from financing activities:
Proceeds from related party loans	35,000	65,000
Repayments of related party loans	(5,000)	-
Subscription received	-	1,250
Note payable	583,210	-
Repurchase of common shares	(7,500)	-
Net cash provided by financing activities	605,710	66,250

Net decrease in cash	237,418	(6,616)

Cash-beginning of period	6,706	13,322

Cash-end of period	$244,124	$6,706

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Conversion of debt to common stock	$96,100	$-
Conversion of related party payable to convertible note payable	-	3,900
Beneficial conversion feature from related party convertible note, unamortized	-	59,000
Purchase of intellectual property for common stock	-	14,750
Purchase of communications platform for common stock	-	150,000
Liabilities from unissued series A Voting preferred shares under technology licensing and marketing agreement	-	3,500
Liabilities from unissued common stock for technology licensing and marketing agreement	-	108,510
Convertible notes and accrued interest converted to liabilities for allocated and unissued shares	63,791	-

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the state of Nevada on December 8, 2009 under the name Pristine Solutions, Inc. and was originally focused on becoming the first tankless water heater company specializing in tankless-only products to enter the Jamaican market, and the only company in the Jamaican market offering solar-powered tankless water heater products.

Subsequently, on November 4, 2013, through certain agreements for the License of Intellectual Property "(the "License Agreements"), the Company determined to change its business focus and acquired an exclusive license to the EcoFlora Spark Plug (the “EcoFlora Plug”), a unique product with technology for which the US Patent and Trademark Office (“USPTO”) issued Patent #8,853,925 on October 7, 2014.  Additionally, on January 8, 2014, the Company changed its name from Pristine Solutions, Inc. to Eco Science Solutions, Inc.  Effective August 28, 2015, the License Agreements were terminated.

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

On January 11, 2016, the Company’s Board of Directors (the “Board”) authorized the creation of 1,000 shares of Series A Voting Preferred Stock. The holder of the shares of the Series A Voting Preferred Stock has the right to vote those shares of the Series A Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval. The vote of each share of the Series A Voting Preferred Stock is equal to and counted as 10 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval. The Agreement with SDOI was revised so that SDOI received 500,000 shares of Common Stock rather than Preferred Shares; no Preferred Shares were issued to SDOI.  In addition to the issuance of the 500,000 shares of common stock as consideration for the Asset Purchase Agreement with SDOI, the Company agreed further to settle all invoices received for services rendered by SDOI, as well as advertising fees incurred, by way of issuance of common stock at a 30% discount to market as S-8 shares.

On January 10, 2017, the Company entered into a Cancellation and Release Agreement with SDOI wherein the Company agreed to issue 4,000,000 common shares to SDOI (or its designee) in exchange for the cancellation of the $1,920,424 worth of remaining outstanding invoices and fees owed to SDOI.

Now headquartered in Maui, Hawaii, Eco Science Solutions, Inc. is a bio and software technology-focused Company targeting the multi-billion dollar health and wellness industry. As consumers continue to take ownership of their health, wellness and alternative medicines they consume, the Company expects there will be a growing shift away from the sole dependence on large pharmaceutical companies and prescription drugs.  Eco Science Solutions Inc. intents to cater to a growing need for both established and new health and wellness businesses to market to this increasing demand.

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "ESSI" shall mean Eco Science Solutions, Inc., unless otherwise indicated.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont’d)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2017, the Company had a working capital deficit of $776,061 and an accumulated deficit of $43,520,771. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. While the Company has recently entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 11) there can be no guarantee the Company will receive proceeds sufficient to meet its ongoing operational overheads from these sales, or that these sales will occur.

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

Basis of Presentation

These financial statements and related notes are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is January 31.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of January 31, 2017 and January 31, 2016, respectively, the Company had cash, but no cash equivalents.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $2,118,037 during the fiscal year ended January 31, 2017 and $73,510 in the same period ended January 31, 2016.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the year ended January 31, 2016 the Company impaired $3,500 in long-lived assets relative to the acquisition of a communications platform.  In fiscal 2017 there was no impairment of long-lived assets.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of January 31, 2017, no revenue has been recognized, as the Company changed its core business in January 2016 and is currently developing its new business operation.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue will consist consists primarily of fees associated with the operation of our social media venues and fulfillment of specific customer advertising campaigns related to our downloadable apps.

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

NOTE 3: PROPERTY AND EQUIPMENT

Cost	$2,262
Accumulated Depreciation	(628)
Balance, January 31, 2017	$1,634

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

As of January 31, 2016, 1,000 Series A Voting Preferred Stock had not yet been issued and $35,500 remained on the balance sheets as liabilities for issuance of shares. As of January 31, 2017, the determination to issue 1,000 shares of Series A Voting Preferred Stock was reversed and $nil remained on the balance sheets as liabilities for issuance of shares.

Further under the terms of the aforementioned technology licensing and marketing support agreement, the Company agreed to the issuance and DWAC of $35,000 worth of S-8 shares in ESSI Common Stock (issued at a 30% discount to the market close on the date of payment due (the 1st of every month), or a share price of $0.01 whichever is greater), to SDOI for ongoing monthly project and planned technical development/maintenance, production and staging server administration, ongoing marketing services and monthly advertising management.   The shares are to be issued on or before the 1st business day of each calendar month. On October 1, 2016, the monthly standard fee increased to $42,000 from $35,000.

On January 4, 2016, the Company entered into a further agreement with SDOI for the purchase of a discrete communications software platform, including custom developed libraries, the consideration for which was the issuance of 500,000 shares of common stock. The Company recorded the fair market value of $3,500 in respect of the software platform on the date of the agreement as intangible assets on the Company’s balance sheet.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4: INTANGIBLE ASSETS (cont’d)

Communications Platform – Separation Degrees – One, Inc. (continued)

As at fiscal yearend January 31, 2016, the Company evaluated the asset for impairment and determined recovery of the value of the asset was indeterminate during the present stage of the Company’s execution of its business plan.  As a result, we recorded an impairment loss of $3,500 which was recognized in the profit and loss account.

As of January 31, 2016, 500,000 shares of common stock had not yet been issued $3,500 remained on the balance sheet as liabilities for issuance of shares.  In January 2017, 500,000 shares of common stock were issued in full satisfaction of the terms of the agreement.

The following table summarizes the invoices received for advertising services from SDOI as well as service fees invoiced for project and planned technical development/maintenance, production and staging server administration, and ongoing marketing services:

	Fiscal Year Ended January 31,
	2017	2016
Technology, Licensing and Marketing fees	$340,592	$35,000
Advertising and promotion services	1,720,914	73,510
Total	$2,061,506	$108,510

During fiscal 2017 the scope of services provided by SDOI included in the above fee schedule include cash advertising expenditures for reimbursement as a result of ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Taboola, Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company’s brands including the Herbo and Ftirix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook, with a goal of driving views and increasing visibility on a global scale.  In addition, fees incurred for technology licensing and marketing include the ongoing development and maintenance, as well as technology development fees for the Company’s websites, applications, content platforms and social media channels.

During the fourth quarter of fiscal 2017 the Company and SDOI agreed to negotiate a cancelation of the licensing and marketing support agreement.  The Company and SDOI agreed that the accrued burden of the liability of the shares issuable under the terms of the agreement and the associated market value of the shares no longer met the intent of the original agreement between the parties. On January 10, 2017, the Company executed a Cancellation and Release Agreement with SDOI.

Pursuant to the Technology Licensing and Marketing Agreement , in the event the Company was not able to pay the invoices generated by SDOI, any outstanding balances were to be converted into common shares of the Company (“S-8 Shares”). Under the Cancellation and Release Agreement, SDOI has agreed to cancel the outstanding balance of unpaid invoices owed to SDOI in exchange for 4,000,000 Common shares.

The following table is the summary of the market value of the allocated S-8 shares recorded on the balance sheet as liabilities for issuance of shares which are associated with the invoices received for advertising services from SDOI including services for project and planned technical development/maintenance, production and staging server administration, and ongoing marketing services provided:

S-8 Shares
Balance, January 31, 2015	$-
Add:	108,510
Balance, January 31, 2016	108,510
Add: liability for unissued shares, market value on payment date	2,946,924
Deduct: shares issued	(340,166)
Cancellation of S-8 shares due to Cancellation and Release Agreement	(2,715,268)
Balance, January 31, 2017	$-

4,000,000 Common shares issued to SDOI were valued at market on the agreement date of January 10, 2017, for a total of $11,040,000.

The following table is the summary of loss on the S-8 shares:

	Fiscal Year ended January 31,
	2017	2016
Loss on the S-8 shares reserved for issuance	$885,419	$-
Gain on cancellation of unissued S-8 shares	(2,715,268)	-
Loss on issuance of 4M shares	11,040,000	-
Total loss	$9,210,151	$-

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5: PREPAID EXPENSES

Prepaid expenses consist of the following:

	January 31, 2017	January 31, 2016
Office lease – Security deposits	$817	$-
Total prepaid expense	$817	$-

NOTE 6: NOTES PAYABLE AND CONVERTIBLE NOTE

	Note 1	Note 2	Note 3	Note 4	Note 5	Total
Balance, January 31, 2016	$232,450	$-	$-	$-	$-	$232,450
Changes:
Converted to shares	(96,100)	-	-	-	-	(96,100)
Additions	-	293,280	14,930	50,000	225,000	583,210
Deduct: Cancellation and Release Agreement	(136,350)	-	-	-	-	(136,350)
Balance, January 31, 2017	$-	$293,280	$14,930	$50,000	$225,000	$583,210

Note 1:

On May 9, 2016, the Company issued 596,884 shares of common stock to an unrelated third party in respect to the assignment of a portion of a convertible note of in the amount of $96,100.   Upon assignment, the conversion terms of the note were amended from $0.003 per share to a 40% discount to market based on the date immediately prior to the notice of conversion.  As a result, the shares were issued in full settlement of the principal value of the note at $0.161 per share.

As of December 16, 2016, the unsecured convertible promissory note bearing interest at 6% per annum, in the remaining sum of $136,350 (January 31, 2016 - $232,450) convertible into the Company’s common stock at a rate of $0.003 per share and due and payable January 31, 2017 was canceled. Under the terms of the Cancellation and Release Agreement a total of $186,704 was extinguished including principal of $136,350 and all accrued and unpaid interest of $50,354.

Note 2:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $293,280 from a third party. The notes bear interest at a rate of 1% per annum, and are each due three months from issue date.

Over the period July 2016 to January 2017 a total of $159,180 became due and payable on the three-month anniversary of each advance. As of January 31, 2017 these amounts were unpaid.

As of January 31, 2017, the Company has accrued interest of $826 in respect of the accumulated amount payable.

Note 3:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and are  each due three months from issue date.

During the months of August and September 2016 the accumulated principal balance became due and payable on the three-month anniversary of each advance. As of January 31, 2017, these amounts were unpaid.

As of January 31, 2017, the Company has accrued interest of $104 in respect of the accumulated amount payable.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6: NOTES PAYABLE AND CONVERTIBLE NOTE

Note 4:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum, and is due three months from issue date. As at January 30, 2017 the note became due and payable, but remained unpaid as at January 31, 2017.

As of January 31, 2017, the Company has accrued interest of $126.

Note 5:

During the fiscal year ended January 31, 2017, the Company received an amount of $225,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

As of January 31, 2017, the Company has accrued interest of $34.

NOTE 7: RELATED PARTY TRANSACTIONS

As of January 31, 2017, and January 31, 2016, related parties are due a total of $241,438 and $316,088, respectively.

	January 31, 2017	January 31, 2016

Related party payable compensation (2)	$167,348	$18,333

Notes payable (4)	30,000	-

Convertible notes payable for cash proceeds received (1)	-	251,045
Convertible notes payable for unpaid compensation (3)	-	59,000
Less: unamortized discount (3)	-	(12,290)
Total convertible notes payable, net of unamortized discount	-	297,755
Total related party loans	-	297,755

Total related party transactions	$197,348	$316,088

Related party convertible notes payable consists of the following unsecured convertible promissory notes:

Description	Principal	Interest Rate	Conversion Rate	Maturity Date

Note Payable (1)	$-	5%	FMV	On demand with 90 days written notice

Note Payable (4)	$-	6%	80% of FMV	Notice of conversion on Jan 30, 2017.
Less: unamortized discount (4)	-
Note Payable, net of unamortized discount	$-

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7: RELATED PARTY TRANSACTIONS (continued)

(1)
As of January 31, 2016, a company controlled by the Company’s former Chairman of the Board was due a principal balance of $251,045 in respect to a demand convertible note payable.
On December 16, 2016, the Company executed an agreement to fully extinguish all amounts payable consisting of $251,045 principal and $24,912 in accrued interest for a total of $275,957. As a result, the Company has no further indebtedness to this noteholder.

(2)
Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company. On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company’s actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive’s past or future employment by the Company or any Affiliates, or any predecessor thereof (“Work Product”), belong to the Company, or its Affiliates, as applicable.

(3)
During fiscal 2017 the Company was invoiced a total of $18,000 in consulting services by Ms. Jennifer Taylor, sister of the Company’s officers and directors.  The Company paid a total of $8,000 to reduce this amount during fiscal 2017 and a total of $10,000 is included on the Company’s balance sheets as “Accounts payable – related parties”.

Due to related parties:	Mr. Jeffery Taylor	Mr. Don Lee Taylor	Ms. Jennifer Taylor	Total
Balance, January 31, 2016	$9,583	$8,750	$-	$18,333
Add: Management fee	115,000	105,000		220,000
General and admin			18,000	18,000
Reimbursed expenses	35,412	47,064	-	82,476
Accrued loan interest	152	152	-	304
Deduct: cash payment	(77,807)	(85,958)	(8,000)	(171,765)
Balance, January 31, 2017	$82,340	$75,008	$10,000	$167,348

(4)
On October 1, 2015 the Company issued its former President a convertible promissory note in the principal amount of $59,000 for unpaid compensation.  The note bears interest at a rate of 6% per annum, matures on October 1, 2017, and contains a repayment provision which permits the holder to convert the debt into the Company's common stock at a rate of 80% of the fair market value of the common stock on the date of conversion.  The conversion discount of 20% of FMV results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $14,750 on the date of the transaction has been classified as a discount on the note.  On January 30, 2017, the Company received a notice of conversion from the note holder, whereunder the note holder converted $63,790 including principal of $59,000 and accrued interest in the amount of $4,790 into 26,386 shares of the Company’s common stock at $2.4176 per share. As of January 31, 2017, 26,386 shares were not yet issued and the Company recorded a  liability for unissued shares on the balance sheets.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7: RELATED PARTY TRANSACTIONS (continued)

(5)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor.

As of January 31, 2017, the Company has accrued $304 as interest with respect to the above notes.  The notes were not repaid on their due dates of August 17, 2016, and are now due on demand.

(6)
On January 13, 2017, the Company issued a total of 3,000,000 shares of restricted stock to Mr. Jeffery Taylor valued at $8,190,000, or $2.73 per share as stock-based compensation recorded as management fees.

On January 13, 2017, the Company issued a total of 3,000,000 shares of restricted stock to Mr. Don Lee Taylor valued at $8,190,000, or $2.73 per share as stock-based compensation recorded as management fees.

NOTE 8: COMMON STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

On February 26, 2016, the Company purchased back and cancelled 1,000,000 shares of common stock for $7,500 as part of its ongoing Share Buyback program.  The shares are reflected as Treasury shares on the Company’s balance sheet.

On March 18, 2016, the Company issued 100,000 shares of restricted stock to consultant Mike Hogue in respect to an agreement for certain marketing and administrative services. The shares were valued at market on the date of the contract, February 1, 2016, for a total of $250,000.

On April 6, 2016, the Company issued a total of 1,200,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI. (ref: Note 4)

On May 9, 2016, the Company issued 596,884 shares of common stock to an unrelated third party in respect to the assignment of proceeds from a convertible note totaling $96,100.   Upon assignment, the conversion terms of the note were amended from $0.003 per share to a 40% discount to market based on the date immediately prior to the notice of conversion.  As a result, the shares were issued in full settlement of the principal value of the assigned balance of the note at $0.161 per share.

On May 9, 2016, the Company issued a total of 1,375,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI. (ref; Note 4)

On August 5, 2016, the Company issued a total of 1,250,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI. (ref; Note 4)

On October 24, 2016, the Company issued a total of 982,953 shares of common stock valued at between $0.1709 and  $0.47430 per share in relation to a consulting agreement with SDOI. (ref; Note 4)

On January 4, 2017, the Company issued a total of 500,000 shares of common stock valued at $0.007 per share in relation to Asset Purchase Agreement with SDOI (ref: Note 4)

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8: COMMON STOCK (cont’d)

On January 13, 2017, the Company issued a total of 3,000,000 shares of restricted stock to Mr. Jeffery Taylor valued at $8,190,000, or $2.73 per share as stock-based compensation recorded as management fees.

On January 13, 2017, the Company issued a total of 3,000,000 shares of restricted stock to Mr. Don Lee Taylor valued at $8,190,000, or $2.73 per share as stock-based compensation recorded as management fees.

On January 13, 2017, the Company issued a total of 1,000,000 shares of restricted stock to a third party valued at $2,730,000, or $2.73 per share as stock-based compensation recorded as legal, accounting and audit fees.

On January 13, 2017, the Company issued a total of 1,000,000 shares of restricted stock to a third party valued at $2,730,000, or $2.73 per share as stock-based compensation recorded as legal, accounting and audit fees.

On January 13, 2017, the Company issued 100,000 shares of restricted stock to consultant Mike Hogue valued at $273,000, or $2.73 per shares as stock-based compensation recorded as advertising and marketing expenses.

On January 17, 2017, the Company issued 4,000,000 shares of restricted stock to SDOI valued at $11,040,000, or $2.76 per shares (ref: Note 4).  Concurrently the liability for unissued shares recorded up to the date of settlement under the terms of the cancelation agreement with SDOI were extinguished.

As of January 31, 2017, 46,331,186 shares were issued and 45,331,186 shares were outstanding, and as of January 31, 2016, 28,226,349 shares of the Company’s common stock were issued and outstanding.

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

As of January 31, 2017, and January 31, 2016, no Series A Voting Preferred Shares were issued.

NOTE 9: STOCK OPTIONS

The following table represents the number of options currently outstanding under the 2012 Employee Stock Option Plan:

Options Activity		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 31, 2016	6,500,000	$0.20
Issued	-	-
Exercised	-	-
Expired / Cancelled	(6,500,000)	0.20
Outstanding at January 31, 2017	-	$-

As of January 31, 2016 the Company had granted a total of 6,500,000 options to purchase common stock under the 2012 Employee Stock Option Plan. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation, and was expensed during the fiscal year ended January 31, 2016 and prior.

During the fiscal year ended January 31, 2017, in accordance with the terms of the underlying option agreements, upon the termination of services to the Company by the consultant and the officer holding the options, all outstanding stock options expired unexercised 90 days thereafter.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10: COMMITMENTS

(a)
On March 22, 2016, we entered into a two-year lease commencing April 1, 2016 for a total of 253 square feet of office and 98 square feet of reception space. Monthly base rent for the period April 1, 2016 to March 31, 2017 is $526.50 per month and increases to $552.83 per month for the subsequent year ending March 31, 2018.  Operating costs for the first year of the lease are estimated at $258.06 per month.  The Company has remitted a security deposit in the amount of $817 in respect of the lease.  Further our officers and directors have executed a personal guarantee in respect of the aforementioned lease agreement.

(b)
On January 10, 2017, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with PHENIX VENTURES, LLC (“PVLLC”). Although we are not mandated to sell shares under the Equity Purchase Agreement, the Equity Purchase Agreement gives us the option to sell to PVLLC, up to 10,000,000 shares of our common stock over the period ending January 25, 2019 (or 24 months from the date this Registration Statement is effective). The purchase price of the common stock will be set at eighty-three percent (83%) of the volume weighted average price (“VWAP”) of the common stock during the pricing period. The pricing period will be the ten consecutive trading days immediately after the Put Notice date. In addition, there is an ownership limit for PVLLC of 9.99%.

On the Put Notice date, we are required to deliver Put shares to PVLLC in an amount (the “Estimated Put Shares”) determined by dividing the closing price on the trading day immediately preceding the Put Notice date multiplied by 83% and PVLLC is required to simultaneously deliver to us, the investment amount indicated on the Put Notice. At the end of the pricing period when the purchase price is established and the number of Put Shares for a particular Put is definitely determined, PVLLC must return to us for cancellation any excess Put Shares provided as Estimated Put Shares or alternatively, we must deliver to PVLLC any additional Put Shares required to cover the shortfall between the amount of Estimated Put Shares and the amount of Put Shares. At the end of the pricing period, we must also return to PVLLC any excess related to the investment amount previously delivered to us.

PVLLC is not permitted to engage in short sales involving our common stock during the commitment period ending January 25, 2019. In accordance with Regulation SHO however, sales of our common stock by PVLLC after delivery of a Put Notice of such number of shares reasonably expected to be purchased by PVLLC under a Put will not be deemed a short sale.

In addition, we must deliver the other required documents, instruments and writings required. PVLLC is not required to purchase the Put Shares unless:

•	Our registration statement with respect to the resale of the shares of common stock delivered in connection with the applicable put shall have been declared effective.

•	We shall have obtained all material permits and qualifications required by any applicable state for the offer and sale of the registrable securities.

•	We shall have filed with the SEC in a timely manner all reports, notices and other documents required.

The Company filed an S-1 Registration Statement in respect of the foregoing on January 27, 2017 which is currently under review by the Securities and Exchange Commission.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11: INCOME TAXES

The components of the net change in deferred tax asset at January 31, 2017 and January 31, 2016, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	January 31, 2017	January 31, 2016

Income (loss) before taxes	$(33,628,178)	$(909,716)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(11,433,580)	$(309,500)
Non-deductible expenses	10,493,975	300
Change in valuation allowance	939,605	309,200
Reported income taxes	$-	$-

The significant components of the cumulative deferred income tax assets and liabilities at January 31, 2017 and January 31, 2016, are as follows:

	January 31, 2017	January 31, 2016
Deferred tax assets:
Net operating loss carry forward	$14,735,280	$3,301,700
Non-deductible expenses	10,495,875	1,900
Less valuation allowance	(4,239,405)	(3,299,800)
Net deferred tax asset	$-	$-

NOTE 12: SUBSEQUENT EVENTS

On February 16, 2017, the Company issued 26,386 shares of common stock pursuant to a conversion notice presented to the Company relative to a convertible note for previously incurred and unpaid compensation totalling $59,000 plus accrued interest which amount was due to a former officer and director.

On February 14, 2017, the Company received an amount of $150,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On March 3, 2017, the Company received an amount of $40,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On March 15, 2017, the Company received an amount of $175,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

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

ITEM 9A.                               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2017, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2016. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of January 31, 2017, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2017:

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

Management's Remediation Initiatives

As of January 31, 2017, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended January 31, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of January 31, 2017:

Name	Position(s) Held	Age	Date first Elected or Appointed
Jeffery Taylor 271 Hiolani St. Pukalani, HA 96768	President, Secretary, Chief Executive Officer, Director	45	December 17, 2015 as to Chief Executive Officer and President and January 11, 2016 as to Director and Secretary.
Don Lee Taylor 271 Hiolani St. Pukalani, HA 96768	Chief Financial Officer, Treasurer and Director	47	December 17, 2015 as to Chief Financial Officer and January 11, 2016 as to Director and Treasurer

Term of Office

 Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.

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

Identification of Significant Employees

The Company does not expect any individuals other than our officers and directors to make a significant contribution to the Company’s business.

Family Relationships

Our sole directors and officers, Jeffery Taylor and Don Lee Taylor are brothers.

Involvement in Certain Legal Proceedings

Except as otherwise disclosed herein, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We do not have any board committees including a nominating, compensation, or executive committee. We currently have minimal operating revenues which are not presently sufficient to meet associated costs. Presently, we have no independent directors. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee or any other committee. If we are able to grow our business and increase our operations in the future, then we will likely seek out and retain independent directors and form audit, compensation, and other applicable committees. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. Our two directors perform all functions that would otherwise be performed by committees.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Director Independence

Our board of directors consists of Jeffery Taylor and Don Taylor, neither of whom can be deemed to be independent. Our

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended January 31, 2017, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended January 31, 2017, and the representations made by the reporting persons to the Company, the Company believes that during the year ended January 31, 2017, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)	its principal executive officer;

(b)	each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2017 and 2016; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended January 31, 2017 and 2016.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
	FYE	Salary	Bonus	Stock Award		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Jan 31	($)	($)	($)		($)	($)	($)	($)	($)
Jeffery Taylor, President, Secretary, CEO, Director [3]	2017	115,000	None	8,190,000	[2]	None	None	None	None	8,305,000
	2016	9,583	None	None		None	None	None	None	9,583
Don Lee Taylor CFO, Treasurer Director [3]	2017	105,000	None	8,190,000	[2]	None	None	None	None	8,295,000
	2016	8,750	None	None		None	None	None	None	8,750
Michael J. Borkowski Former President, CEO, CFO, Director [4]	2016	28,500] [1]	None	160,000	[1]	None	None	None	None	188,500
Domenic Marciano Former Secretary, Treasurer, Chairman [5]	2016	None	None	None		None	None	None	None	None
[1]		Compensation earned and converted to a convertible promissory note; Amounts recorded as Stock award reflects only the value of vested awards issued during the fiscal period.
[2]
Represents vested awards and options only. Each of Mr. Jeffery Taylor and Mr. Don Taylor received 3,000,000 stock awards during fiscal 2017 which amounts were valued at the fair market value on issuance date of $2.73 per share.

[3]
Mr. Jeffery Taylor was appointed CEO and President and Mr. Don Lee Taylor was appointed CFO on December 17, 2015.  On January 11, 2016 Mr. Jeffery Taylor was appointed to the board of directors and Secretary and Mr. Don Lee Taylor was appointed to the board of directors and Treasurer. Compensation for both Mr. Jeffery and Mr. Don Taylor was accrued under employment contracts and unpaid at the close of fiscal 2017.

[4]		Michael Borkowski resigned all positions on December 17, 2015
[5]		Domenic Marciano resigned all positions on January 11, 2016

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

2012 Employee Stock Option Plan

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

During fiscal 2017, in accordance with the terms of the underlying option agreements, upon the termination of services to the Company by the consultant and the officer holding the options, all outstanding stock options expired unexercised 90 days thereafter.

2016 Equity Incentive Plan

On January 1, 2016, the Company’s Board of Directors approved the 2016 Equity Incentive Plan (the “2016 Plan”). The purpose of this Plan is to attract, retain and motivate the officers, directors, employees and consultants of the Company and its Subsidiaries and Affiliates, as well as provide a means of compensation for consultants, and to promote the success of the Company’s business by providing them with appropriate incentives and rewards either through a proprietary interest in the long-term success of the Company or compensation based on fulfilling certain performance goals.

The Plan shall become effective and Awards may be granted on and after January 1, 2016 (the “Effective Date”). Any Awards of incentive stock options granted under the Plan are granted subject to approval of the Plan by the stockholders of the Company within twelve (12) months after the Effective Date. If such approval has not been obtained within such twelve (12) month period, grants of incentive stock options shall be deemed to have been grants of non-qualified stock options.

Participants will consist of such Employees, Directors and Consultants as the Committee in its sole discretion determines and whom the Committee may designate from time to time to receive Awards under this Plan; provided, however, that Options and Stock Appreciation Rights may only be granted to those Employees, Directors and Consultants with respect to whom the Company is an “eligible issuer” within the meaning of Section 409A of the Code. The designation of an individual as a Participant in any year shall not require that the Committee designate such individual to receive an Award in any other year or to receive the same type or amount of Award in any other year.

Awards under this Plan may be granted in any one or a combination of: (a) Non-Restricted Employee Benefit Plan Stock; (b) Restricted Stock; and (c) Other Stock-Based Awards. Awards granted under this Plan shall be evidenced by Award Agreements (which need not be identical) that provide additional terms and conditions associated with such Awards, including, without limitation, restrictive covenants, as determined by the Committee in its sole discretion; provided, however, that in the event of any conflict between the provisions of this Plan and any such Award Agreement, the provisions of the Plan shall prevail unless otherwise indicated in the Award Agreement.

During fiscal 2017 the Company filed two separate Form S-8’s in April and November 2016 respectively for a total of 10,000,000 shares under its 2016 Equity Incentive Plan.   As of January 31, 2017, a total of 9,307,953 shares had been issued under the respective Form S-8’s.

Stock Options/SAR Grants

The Company granted no stock options to directors and officers through the 2012 Plan or the 2016 Plan during the years ended January 31, 2017 and 2016.

Restricted Stock Awards

On November 1, 2015, Mr. Borkowski was granted the right to purchase 2,000,000 shares of the Company’s common stock at par. The restricted stock award vested quarterly beginning November 1, 2015, at 500,000 shares per vesting period through August 1, 2016.

Upon the former President’s resignation as an officer and director, effective December 17, 2015, all unvested stock awards were immediately forfeited.

On January 4, 2017 the Company’s board of directors approved the issuance of 3,00,000 restricted shares as compensation for services rendered during the period January 1, 2016 to December 31, 2016 by our CEO and President, Mr. Jeffery Taylor.  The fair market value of our common stock was $2.73 on the date of issue;

On January 4, 2017 the Company’s board of directors approved the issuance of 3,00,000 restricted shares as compensation for services rendered during the period January 1, 2016 to December 31, 2016 to our CFO and Secretary, Mr. Don Taylor.  The fair market value of our common stock was $2.73 on the date of issue;

On January 4, 2017 the Company’s board of directors approved the issuance of a further 2,100,000 restricted shares as compensation for services rendered during the period January 1, 2016 to December 31, 2016 by three independent consultants to the Company. The fair market value of our common stock was $2.73 on the date of issue;

No other restricted stock awards have been granted during the years ended January 31, 2017 and 2016.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the year ended January 31, 2017 and 2015, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

The following table represents the number of options currently outstanding under the 2012 Employee Stock Option Plan:

Restricted Stock Units Activity		Weighted
	Number	Average
	of RSUs	Exercise Price
Outstanding at January 31, 2015	750,000	$0.001
Awarded	2,000,000	$0.001
Exercised / Vested	(1,250,000)	$0.001
Expired / Cancelled	1,500,000	-
Outstanding at January 31, 2017 and 2016	-	$0.001

Upon the former President’s resignation as an officer and director, effective December 17, 2015, all unvested stock awards were immediately cancelled.

There were no other outstanding equity awards as of the years ended January 31, 2017 and 2016, by any officer or director of the Company.

Compensation of Directors

The Company reimburses its directors for expenses incurred in connection with attending board meetings. The Company has no formal plan for compensating its directors for their service in their capacity as directors. The Company has not paid any cash compensation or director's fees for services rendered as a director since the Company’s inception to the date of this filing.

Pension, Retirement or Similar Benefit Plans

As of January 31, 2017, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2017, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name Of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)	Percent of Class Owned(2)	Percent of Total Voting Shares (3)
Directors and Officers
Common	Jeffery Taylor	13,047,019 Direct	28.76%	28.76%
Common	Don Lee Taylor	13,047,019 Direct	28.76%	28.76%
Total Officers and Directors as a group (2 persons)		26,094,038 Direct	57.52%	57.52%
Greater than 5% holders
Common	Gannon Giguiere 6 Ferrand, Newport Coast, CA 92657	4,163,443 Direct	9.17%	9.17%
Total Common		30,257,481 Direct	66.69%	66.69%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of March 31, 2017. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 45,357,572 shares of common stock issued and outstanding on March 31, 2017 and 0 shares of Preferred Stock outstanding.
(3)	Calculation of percentage of Voting Shares is based on the following voting rights: (a) each share of Common Stock has the right to cast one (1) vote.

Changes in Control

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 10% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended January 31, 2017, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

(1)
As of January 31, 2016, a company controlled by the Company’s former Chairman of the Board was due a principal balance of $251,045 in respect to a demand convertible note payable.
On December 16, 2016, the Company executed an agreement to fully extinguish all amounts payable consisting of $251,045 principal and $24,912 in accrued interest for a total of $275,957. As a result, the Company has no further indebtedness to this noteholder.

(2)
Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company. On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company’s actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive’s past or future employment by the Company or any Affiliates, or any predecessor thereof (“Work Product”), belong to the Company, or its Affiliates, as applicable.

(3)
During fiscal 2017 the Company was invoiced a total of $18,000 in consulting services by Ms. Jennifer Taylor, sister of the Company’s officers and directors.  The Company paid a total of $8,000 to reduce this amount during fiscal 2017 and a total of $10,000 is included on the Company’s balance sheets as “Accounts payable – related parties”.

(4)
On October 1, 2015 the Company issued its former President a convertible promissory note in the principal amount of $59,000 for unpaid compensation.  The note bears interest at a rate of 6% per annum, matures on October 1, 2017, and contains a repayment provision which permits the holder to convert the debt into the Company's common stock at a rate of 80% of the fair market value of the common stock on the date of conversion.  The conversion discount of 20% of FMV results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $14,750 on the date of the transaction has been classified as a discount on the note.  On January 30, 2017, the Company received a notice of conversion from the note holder, whereunder the note holder converted $63,790 including principal of $59,000 and accrued interest in the amount of $4,790 into 26,386 shares of the Company’s common stock at $2.4176 per share. As of January 31, 2017, 26,386 shares were not yet issued and the Company recorded a  liability for unissued shares on the balance sheets.

(5)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor.

As of January 31, 2017, the Company has accrued $304 as interest with respect to the above notes.  The notes were not repaid on their due dates of August 17, 2016, and are now due on demand.

(6)
On January 13, 2017, the Company issued a total of 3,000,000 shares of restricted stock to Mr. Jeffery Taylor valued at $8,190,000, or $2.73 per share as stock-based compensation recorded as management fees.

On January 13, 2017, the Company issued a total of 3,000,000 shares of restricted stock to Mr. Don Lee Taylor valued at $8,190,000, or $2.73 per share as stock-based compensation recorded as management fees.

Due to related parties:	Mr. Jeffery Taylor	Mr. Don Lee Taylor	Ms. Jennifer Taylor	Total
Balance, January 31, 2016	$9,583	$8,750	$-	$18,333
Add: Management fee	115,000	105,000		220,000
General and admin			18,000	18,000
Reimbursed expenses	35,412	47,064	-	82,476
Accrued loan interest	152	152	-	304
Deduct: cash payment	(77,807)	(85,958)	(8,000)	(171,765)
Balance, January 31, 2017	$82,340	$75,008	$10,000	$167,348

Compensation, Stock Options and Awards:

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

On January 4, 2017, the Company’s board of directors approved the issuance of 3,000,000 restricted shares as compensation for services rendered during the period January 1, 2016 to December 31, 2016 by our CEO and President, Mr. Jeffery Taylor.  The fair market value of our common stock was $2.73 on the date of issue;

On January 4, 2017, the Company’s board of directors approved the issuance of 3,000,000 restricted shares as compensation for services rendered during the period January 1, 2016 to December 31, 2016 to our CFO and Secretary, Mr. Don Taylor.  The fair market value of our common stock was $2.73 on the date of issue;

Director Independence

For purposes of determining director independence, the Company has applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTC Markets Quotation Board s on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, neither Jeffery Taylor nor Don Lee Taylor are considered an independent director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal years ended January 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2017 $	January 31, 2016 $
Audit Fees	25,500	18,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	25,500	18,000

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
*
3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)	*
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2013)	*
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 18, 2014)	*
3.8	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016	*
10.1	Employment Agreement between the Company and Mike Borkowski dated November 1, 2015	*
10.2	December 21, 2015 employment agreement between the Company and Jeffery Taylor	*
10.3	December 21, 2015 employment agreement between the Company and Don Lee Taylor	*
10.4	Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”) and the Company dated January 1, 2016	*
10.5	Asset purchase agreement between the Company and Separation Degrees – One, Inc. (“SDOI”) dated January 4, 2016	*
10.6	Amendment No. 1 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)	*
10.7	Amendment No. 2 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)	*
10.8	Amendment No. 3 to the Technology licensing and marketing support agreement between Separation Degrees – One, Inc. (“SDOI”)	*
10.9	Cancellation and Release Agreement; Ivano Scarlato	*
10.10	Cancellation and Release Agreement; Eco Science Solutions International	*
10.11	Phenix Ventures, LLC Equity Purchase Agreement	*
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
(32)	Section 1350 Certifications
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
(101)	Interactive Data Files
101.INS	XBRL Instance Document		*
101.SCH	XBRL Taxonomy Extension Schema Document		*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: May 1, 2017	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: May 1, 2017	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 1, 2017	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: May 1, 2017	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director