Form 10-Q
period 2017-04-30
ECO SCIENCE SOLUTIONS, INC.
filed 2017-06-14
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
45,357,572 shares of common stock outstanding as of June 8, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

ECO SCIENCE SOLUTIONS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Page
Unaudited Balance Sheets as of April 30, 2017 and January 31, 2017	F-1
Unaudited Statements of Operations for the three months ended April 30, 2017 and 2016	F-2
Unaudited Statement of Cash Flows for the three months ended April 30, 2017 and 2016	F-3
Notes to the Unaudited Financial Statements	F-4 to F-16

ECO SCIENCE SOLUTIONS, INC.
BALANCE SHEETS

	April 30, 2017 (Unaudited)	January 31, 2017 (Audited)
ASSETS
Current assets
Cash	$25,717	$244,124
Prepaid expenses	28,567	817
Total current assets	54,284	244,941

Property and equipment, net	9,394	1,634

TOTAL ASSETS	$63,678	$246,575

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$491,079	$176,653
Related party payables	132,442	167,348
Notes payable, short-term, related party	30,000	30,000
Notes payable	1,194,210	583,210
Liabilities for allocated and unissued shares	-	63,791
Total current liabilities	1,847,731	1,021,002

Total liabilities	1,847,731	1,021,002

Stockholders' deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at April 30, 2017 and January 31, 2017	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 46,357,572 shares issued and 45,357,572 outstanding at April 30, 2017 and 46,331,186 issued and 45,331,186 outstanding at January 31, 2017	4,636	4,633
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	42,812,999	42,749,211
Accumulated deficit	(44,594,188)	(43,520,771)
Total stockholders' deficit	(1,784,053)	(774,427)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$63,678	$246,575

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
INCOME STATEMENT (Unaudited)

	For the Three Months ended April 30,
	2017	2016

Operating Expenses
Depreciation	188	63
Legal, accounting and audit fees	27,801	10,791
Management and consulting fees	144,000	83,000
Research, development, and promotion	185,418	105,000
Transfer agent and filing fees	1,020	1,395
Office supplies and other general expenses	76,268	10,311
Advertising and marketing	630,662	278,523
Net operating expense	1,065,357	489,083

Net operating loss	(1,065,357)	(489,083)

Other income (expenses)
Interest expense	(8,060)	(9,310)
Loss on shares issued for services and fees	-	(162,158)
Total other income (expense)	(8,060)	(171,468)

Net loss	$(1,073,417)	$(660,551)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	45,352,828	27,856,349

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,073,417)	$(660,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	188	63
Loss on shares issued for services and fees	-	162,158
Stock based compensation	-	25,000
Amortization of debt discount	-	1,845
Liabilities from unissued shares	-	378,370
Changes in operating assets and liabilities:
Prepaid expenses	(27,750)	(5,484)
Increase (decrease) in accounts payable and accrued expenses	314,425	11,909
Increase (decrease) in related party payables	(34,905)	55,000
Net cash used in operating activities	(821,459)	(31,690)

Cash Flows from Investing Activities:
Purchase equipment	(7,948)	(2,263)
Net cash used in investing activities	(7,948)	(2,263)

Cash flows from financing activities:
Proceeds from related party loans	-	35,000
Note payable	611,000	-
Repurchase of common shares	-	(7,500)
Net cash provided by financing activities	611,000	27,500

Net decrease in cash	(218,407)	(6,453)

Cash-beginning of period	244,124	6,706

Cash-end of period	$25,717	$252

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Shares issued for services and fees	$-	$12,000
Share issued for Liabilities from unissued shares	63,791	-

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont’d)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2017, the Company had a working capital deficit of $1,793,447 and an accumulated deficit of $44,594,188. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. While the Company has recently entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 9) there can be no guarantee the Company will receive proceeds sufficient to meet its ongoing operational overheads from these sales, or that these sales will occur.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended April 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 as filed with the Securities and Exchange Commission on May 1, 2017.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of April 30, 2017, and January 31, 2017, respectively, the Company had cash, but no cash equivalents.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $630,662 during the three-month period ended April 30, 2017 and $278,523 in the same period ended April 30, 2016. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Taboola, Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company’s brands including the Herbo and Ftirix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets during the three-month period ended April 30, 2017 and April 30, 2016.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of April 30, 2017, no revenue has been recognized, as the Company changed its core business in January 2016 and is currently developing its new business operation.

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

Recently issued accounting pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires an entity to disaggregate the service cost component from the other components of net benefit cost. The service cost component is presented in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period and the other components of net benefit costs are presented separately as other income/expense below income from operations. ASU 2017-07 will be effective for the Company in our fiscal year and interim periods beginning November 1, 2018.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	April 30, 2017	January 31, 2017

Office equipment	$10,210	$2,262
Less: accumulated depreciation and amortization	(816)	(628)
Total property and equipment, net	$9,394	$1,634

Depreciation expense was $188 and $63 for the three months ended April 30, 2017 and 2016, respectively.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

As of January 31, 2016, 500,000 shares of common stock had not yet been issued $3,500 remained on the balancesheet as liabilities for issuance of shares.  In January 2017, 500,000 shares of common stock were issued in full satisfaction of the terms of the agreement.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Pursuant to the Technology Licensing and Marketing Agreement, in the event the Company was not able to pay the invoices generated by SDOI, any outstanding balances were to be converted into common shares of the Company (“S-8 Shares”). Under the Cancellation and Release Agreement, SDOI has agreed to cancel the outstanding balance of unpaid invoices owed to SDOI in exchange for 4,000,000 Common shares.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 5: SPONSORSHIP AGREEMENTS

On February 9, 2017, the Company entered into a Sponsorship Agreement with Fruit of Life Productions LLC, wherein, the Company agreed to pay Fruit of Life Productions LLC the sum of Fifty Thousand Dollars ($50,000).

On April 16, 2017, the Company entered into a Sponsorship, Content Development and Licensing Agreement with Roaring Lion Tours, Inc., wherein, the Company agreed to pay Roaring Lion Tours, Inc. the sum of One Hundred Thirty Five Thousand Dollars ($135,000) for the licensing and distribution right to content developed during Kaya Fest, in Miami, Florida on April 22, 2017.  The arrangement allowed for the Company to sponsor the Kaya Festival as well as the right to use any audio and audio-visual content developed by the Kaya Festival.

The total amount of $185,000 expended has been recorded as research, development, and promotional expenses.

NOTE 6: PREPAID EXPENSES

Prepaid expenses consist of the following:

	April 30, 2017	January 31, 2017
Office lease – Security deposits	$817	$817
Prepaid other expenses	27,750	-
Total prepaid expense	$28,567	$817

NOTE 7: NOTES PAYABLE AND CONVERTIBLE NOTE

	Note 1	Note 2	Note 3	Note 4	Note 5	Total
Balance, January 31, 2016	$232,450	$-	$-	$-	$-	$232,450
Changes:
Converted to shares	(96,100)	-	-	-	-	(96,100)
Additions	-	293,280	14,930	50,000	225,000	583,210
Deduct: Cancellation and Release Agreement	(136,350)	-	-	-	-	(136,350)
Balance, January 31, 2017	-	293,280	14,930	50,000	225,000	583,210
Changes:
Additions		1,000			610,000	611,000
Balance, April 30, 2017	$-	$294,280	$14,930	$50,000	$835,000	$1,194,200

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 7: NOTES PAYABLE AND CONVERTIBLE NOTE

Note 2:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $293,280 from a third party. The notes bear interest at a rate of 1% per annum, and are each due three months from issue date.

During the three months’ period ended April 30, 2017, the Company received further amount of $1,000 from a third party. The notes bear interest at a rate of 1% per annum, and are each due three months from issue date.

Over the period to April 30, 2017 a total of $293,280 became due and payable on the three-month anniversary of each advance.

As of April 30, 2017, the Company has accrued interest of $1,543 in respect of the accumulated amount payable.

Note 3:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date.

During the months of August and September 2016 the accumulated principal balance became due and payable on the three-month anniversary of each advance. As of April 30, 2017, these amounts were unpaid.

As of April 30, 2017, the Company has accrued interest of $142 in respect of the accumulated amount payable.

Note 4:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum, and is due three months from issue date. As at April 30, 2017 the note became due and payable, but remained unpaid as at April 30, 2017.

As of April 30, 2017, the Company has accrued interest of $248.

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

On March 24, 2017, the Company received an amount of $15,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On March 30, 2017, the Company received an amount of $25,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On April 12, 2017, the Company received an amount of $200,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On April 266, 2017, the Company received an amount of $5,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

As of April 30, 2017, the Company has accrued interest of $7,696 in respect of the aforementioned notes.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 8: RELATED PARTY TRANSACTIONS

As of April 30, 2017, and January 31, 2017, related parties are due a total of $132,442 and $197,348, respectively

	April 30, 2017	January 31, 2017

Related party payable (1) (2)	$132,422	$167,348

Notes payable (3)	30,000	30,000

Total related party transactions	$162,422	$197,348

Related party payable	Mr. Jeffery Taylor (1)(3)	Mr. Don Lee Taylor (1)(3)	Ms. Jennifer Taylor (2)	Total
Balance, January 31, 2016	$9,583	$8,750	$-	$18,333

Add: Management fee	115,000	105,000		220,000
General and admin			18,000	18,000
Reimbursed expenses	35,412	47,064	-	82,476
Accrued loan interest	152	152	-	304
Deduct: cash payment	(77,807)	(85,958)	(8,000)	(171,765)
Balance, January 31, 2017	82,340	75,008	10,000	167,348

Add: Management fee	28,750	26,250	-	55,000
General and admin	-	-	6,000	6,000
Reimbursed expenses	2,821	2,529	-	5,350
Accrued loan interest	37	37	-	74
Deduct: cash payment	(47,555)	(47,775)	(6,000)	(101,330)
Balance, April 30, 2017	$66,393	$56,049	$10,000	$132,442

(1)
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

(2)	During three months ended April 30, 2017 the Company was invoiced a total of $6,000 in consulting services by Ms. Jennifer Taylor, sister of the Company’s officers and directors.
(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor.

As of April 30, 2017, the Company has accrued $378 as interest with respect to the above notes.  The notes were not repaid on their due dates of August 17, 2016, and are now due on demand.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 9: COMMON STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

Common stock issued during the three-month period ended April 30, 2017

On February 16, 2017, the Company issued 26,386 shares of common stock pursuant to a conversion notice presented to the Company relative to a convertible note for previously incurred and unpaid compensation totalling $59,000 plus accrued interest which amount was due to a former officer and director.

Common stock issued during the fiscal year ended January 31, 2017

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 9: COMMON STOCK (cont’d)

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

As of April 30, 2017, and January 31, 2017, no Series A Voting Preferred Shares were issued.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 10: COMMITMENTS (cont’d)

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

 Operating loss carry-forwards generated during the period from December 8, 2009 (date of inception) through April 30, 2017 of approximately $13,724,600, will begin to expire in 2029.   The Company applies a statutory income tax rate of 34%.

Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $15,100,600 at April 30, 2017. For the three months’ period ended April 30, 2017 and 2016 the valuation allowance increased by approximately $364,800 and $169,500, respectively.

NOTE 12: SUBSEQUENT EVENTS

On May 2, 2017, the Company entered into a Letter of Intent, with Ga-Du Bank, which operates through the Southern Cherokee Nation Red Fire People Central Bank (SCNRFP CB), operated by a Governing Board and Banking Oversight Secure Committee, of the Southern Cherokee Nation Red Fire People, to acquire the Ga-Du Bank.  The Letter of Intent is the framework for the Company and the Ga-Du bank to formalize the acquisition of the Ga-Du Bank following completion of the Company’s due diligence.  The Company has hired Attorney’s Mark Skaist and Ben Frydman with the law firm of Stradling Yocca Carlson & Rauth, PC, specializing in corporate law and familiar with the banking industry.

The Company continues to work with Ga-Du Corporation regarding the acquisition of its banking services, and hope to close the transaction by the end of June 2017.

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

With current headquarters in Maui, Hawaii, Eco Science Solutions, Inc. is now a bio and software technology-focused Company targeting the multi-billion dollar health and wellness industry. As Consumers continue to take ownership of their health, wellness and alternative medicines they consume, there is a growing shift away from the sole dependence on large pharmaceutical companies and prescription drugs.  Thus, in 2017 and beyond, there will be a growing need for both established and new health and wellness businesses to market to this increasing demand.

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

Current business overview

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

Results of Operations

Comparison of the three months ended April 30, 2017 and 2016

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited financial statements for the three months ended April 30, 2017

	For the Three Months ended April 30,
Operating Expenses	2017	2016
Depreciation	$188	$63
Legal, accounting and audit fees	27,801	10,791
Management and consulting fees	144,000	83,000
Research, development, and promotion	185,418	105,000
Transfer agent and filing fees	1,020	1,395
Office supplies and other general expenses	76,268	10,311
Advertising and marketing	630,662	278,523
Net operating expense	1,065,357	489,083

Net operating loss	(1,065,357)	(489,083)

Other income (expenses)
Interest expense	(8,060)	(9,310)
Loss on shares issued for services and fees	-	(162,158)
Total other income (expense)	(8,060)	(171,468)

Net loss	$(1,073,417)	$(660,551)

Revenue

The Company has only launched its current business activity in the most recent 15 months, and has not yet generated revenues from its primary business operation.

Cost of sales

To date the Company has not yet recorded revenues in respect to its primary business activities.  Costs of sales are expected to include advertising fees, commission fees associated with the download of our apps and sales of online products, server fees and other associated expenditures related to production of content for our blogs.

General and Administrative Expenses

	For the three months ended April 30,
	2017	2016	Variances
Legal, accounting and audit fees	27,801	10,791	$17,010
Management and consulting fees	144,000	83,000	61,000
Research, development, and promotion	185,418	105,000	80,418
Transfer agent and filing fees	1,020	1,395	(375)
Office supplies and other general expenses	76,268	10,311	65,957
Total general and administrative expenses	$434,507	$210,497	$224,010

General and administrative expenses, exclusive of amounts expended on advertising and marketing in the three-month period ended April 30 2017 totaling $630,662 ($278,523 - 2016), include a total of $144,000 for management and consulting fees as compared to $83,000 in the comparative three months ended April 30 2016.  Further, legal, accounting and audit fees incurred in the three-month period ended April 30, 2017 totaled $27,801, as compared to only $10,791 in the prior comparative period.   The substantive increase in management and professional fees is due to the increase in the Company’s operations period over period.  The Company expended a total of $185,418 on research, development and promotion in the current three months as compared to $105,000 in the prior comparative three-month period.  Current period expenditures include sponsorship and licencing fees as the Company moves to expand its brand awareness.  Office supplies and other general expenses also experienced a substantial increase period over period from $10,311 (2016) to $76,268 in the current three month period as the Company expanded its operations.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2017, the Company had a working capital deficit of $1,793,447 and an accumulated deficit of $44,594,188. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. While the Company has recently entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 9) there can be no guarantee the Company will receive proceeds sufficient to meet its ongoing operational overheads from these sales, or that these sales will occur.

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

Liquidity and Capital Resources

As of April 30, 2017, the Company had total current assets of $54,284, and total current liabilities of $1,847,731 as compared to $244,941 in current assets and $1,021,002 in total current liabilities at the fiscal year ended January 31, 2017. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible debt instruments, equity lines and loans with third parties.  While the Company is working towards generating revenue to offset some of its existing operating expenditures, it is possible that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it may need to find additional capital. Presently the Company is financing many of its key expenditures by way of issuance of shares to its key creditors for services provided and fees incurred. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

Cash flows from operating activities

During the three months ended April 30, 2017 and 2016 the Company used $821,459 and $31,690 of cash flow for operating activities respectively. The increase in cash used in operating activities is primarily attributable to an increase in costs during the period associated with the Company’s new operational focus.  During the prior three-month period ended April 30, 2016, the Company recorded liabilities from unissued shares of $378,370, a loss on shares issued for fees and services of $162,158, stock based compensation of $25,000 and amortization of debt discount of $1,845 with no comparative charges in the current three-month period ended April 30, 2017.  In addition, during the period ended April 30, 2017 the Company reduced related party payables by $34,905 as compared to an increase of $55,000 in the prior period, and reported an increase to accounts payable of $314,425 as compared to an increase of only $11,909 in 2016.  Finally, the Company recorded an increase to prepaid expenses of $27,750 in the current period compared to $5,484 in the prior comparative three-month period.

Cash flows from investing activities

During the three months ended April 30, 2017, the Company expended $7,948 to purchase equipment as compared to $2,263 in the three months ended April 30, 2016.

Cash flows from financing activities

During the three months ended April 30, 2017 the Company received proceeds from notes payable totaling $611,000 as compared to $Nil in the prior comparative period.  During the three months ended April 30, 2016 the Company received proceeds totalling $35,000 from related party loans with no comparative loans in the current three month period.    In addition, the Company expended $7,500 with respect to its share buyback program and returned 1,000,000 shares to treasury during the three months ended April 30, 2016 with no similar transactions in the current three month period ended April 30, 2017.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the three months ended April 30, 2017.  Refer to Note 2 to our unaudited financial statements contained herein.

Recently issued accounting pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires an entity to disaggregate the service cost component from the other components of net benefit cost. The service cost component is presented in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period and the other components of net benefit costs are presented separately as other income/expense below income from operations. ASU 2017-07 will be effective for the Company in our fiscal year and interim periods beginning November 1, 2018.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended April 30, 2017 that have materially, or are reasonably likely to materially, affect the Company’s internal controls over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY STANDARDS

Not applicable.

ITEM 5.                OTHER INFORMATION

 On May 2, 2017, the Company entered into a Letter of Intent, with Ga-Du Bank, which operates through the Southern Cherokee Nation Red Fire People Central Bank (SCNRFP CB), operated by a Governing Board and Banking Oversight Secure Committee, of the Southern Cherokee Nation Red Fire People, to acquire the Ga-Du Bank.  The Letter of Intent is the framework for the Company and the Ga-Du bank to formalize the acquisition of the Ga-Du Bank following completion of the Company’s due diligence.  The Company has hired Attorney’s Mark Skaist and Ben Frydman with the law firm of Stradling Yocca Carlson & Rauth, PC, specializing in corporate law and familiar with the banking industry.

The Company continues to work with Ga-Du Corporation regarding the acquisition of its banking services, and hopes to close the transaction by the end of June 2017.

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

ECO SCIENCE SOLUTIONS, INC.

Dated: June 14, 2017	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director