Form 10-Q
period 2017-07-31
ECO SCIENCE SOLUTIONS, INC.
filed 2017-11-03
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
45,357,572 shares of common stock outstanding as of November 3, 2017
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

ECO SCIENCE SOLUTIONS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Page
Unaudited Balance Sheets as of July 31, 2017 and January 31, 2017	F-1
Unaudited Statements of Operations for the three and six months ended July 31, 2017 and 2016	F-2
Unaudited Statement of Cash Flows for the six months ended July 31, 2017 and 2016	F-3
Notes to the Unaudited Financial Statements	F-4 to F-19

ECO SCIENCE SOLUTIONS, INC.
BALANCE SHEETS

	July 31, 2017 (Unaudited)	January 31, 2017 (Audited)
ASSETS
Current assets
Cash	$3,797	$244,124
Prepaid expenses	28,990	817
Total current assets	32,787	244,941

Property and equipment, net	13,860	1,634

TOTAL ASSETS	$46,647	$246,575

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$767,474	$50,287
Related party payables	663,050	293,714
Notes payable, short-term, related party	870,020	323,280
Notes payable	1,069,930	289,930
Liabilities for allocated and unissued shares	-	63,791
Total current liabilities	3,370,474	1,021,002

Total liabilities	3,370,474	1,021,002

Stockholders' deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at July 31, 2017 and January 31, 2017	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 62,357,572 shares issued and 61,357,572 outstanding at July 31, 2017 and 46,331,186 issued and 45,331,186 outstanding at January 31, 2017	6,236	4,633
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	61,211,399	42,749,211
Accumulated deficit	(64,533,962)	(43,520,771)
Total stockholders' deficit	(3,323,827)	(774,427)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,647	$246,575

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF OPRATIONS
(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operation expenses:
Depreciation	851	188	1,039	251
Legal, accounting and audit fees	146,524	47,423	159,326	58,214
Management and consulting fees	466,534	68,512	625,533	147,767
Research, development, and promotion	378,467	69,500	563,885	174,500
Transfer agent and filing fees	615	1,015	1,635	2,410
Office supplies and other general expenses	56,462	29,146	132,730	43,202
Advertising and marketing	473,678	412,786	1,104,340	691,309
Impairment of goodwill	18,400,000	-	18,400,000	-
Total operating expenses	19,923,131	628,570	20,988,488	1,117,653

Net operating loss	(19,923,131)	(628,570)	(20,988,488)	(1,117,653)

Other income (expenses)
Interest expense	(16,643)	(8,257)	(24,703)	(17,567)
Loss on shares issued for services and fees	-	(217,267	-	(379,425
Total other income (expenses)	(16,643)	(225,524)	(24,703)	(396,992)

Net loss	$(19,939,774)	$(854,094)	$(21,013,191)	$(1,514,645)

Net loss per common share - basic and diluted	$(0.44)	$(0.03)	$(0.47)	$(0.05)

Weighted average common shares outstanding - basic and diluted	44,717,661	30,200,712	45,029,981	29,041,411

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF CASH FLOW
(Unaudited)

	For the six months ended July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(21,013,191)	$(1,514,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,039	251
Impairment of goodwill	18,400,000	-
Loss on shares issued for services and fees	-	379,425
Stock based compensation	-	25,000
Amortization of debt discount	-	3,690
Liabilities from unissued shares	-	849,826
Changes in operating assets and liabilities:
Prepaid expenses	(28,173)	(817)
Increase (decrease) in accounts payable and accrued expenses	717,187	48,289
Increase (decrease) in related party payables	369,336	139,608
Net cash used in operating activities	(1,553,802)	(69,373)

Cash Flows from Investing Activities:
Purchase equipment	(13,265)	(2,263)
Net cash used in investing activities	(13,265)	(2,263)

Cash flows from financing activities:
Proceeds from related party loans	546,740	35,000
Repayment to related party loans	-	(5,000)
Note payable	780,000	42,490
Repurchase of common shares	-	(7,500)
Net cash provided by financing activities	1,326,740	64,990

Net decrease in cash	(240,327)	(6,646)

Cash-beginning of period	244,124	6,706

Cash-end of period	$3,797	$60

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Share issued for Liabilities from unissued shares	$63,791	$-
Shares issued for services and fees	$-	$25,750

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

During fiscal 2016 the Company changed its business focus and on January 1, 2016, the Company entered into a technology licensing and marketing support agreement with Separation Degrees – One, Inc. ("SDOI") that was focused on the development, licensing and management of on-going technology solutions and marketing campaigns for ESSI's initiatives. Additionally, the Company entered into an Asset Purchase Agreement with SDOI wherein the Company acquired a proprietary messaging and customer relationship management software platform from SDOI.

On January 11, 2016, the Company's Board of Directors (the "Board") authorized the creation of 1,000 shares of Series A Voting Preferred Stock. The holder of the shares of the Series A Voting Preferred Stock has the right to vote those shares of the Series A Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval. The vote of each share of the Series A Voting Preferred Stock is equal to and counted as 10 times the votes of all of the shares of the Company's (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval. The Agreement with SDOI was revised so that SDOI received 500,000 shares of Common Stock rather than Preferred Shares; no Preferred Shares were issued to SDOI.  In addition to the issuance of the 500,000 shares of common stock as consideration for the Asset Purchase Agreement with SDOI, the Company agreed further to settle all invoices received for services rendered by SDOI, as well as advertising fees incurred, by way of issuance of common stock at a 30% discount to market as S-8 shares.

On January 10, 2017, the Company entered into a Cancellation and Release Agreement with SDOI wherein the Company agreed to issue 4,000,000 common shares to SDOI (or its designee) in exchange for the cancellation of the $1,920,424 worth of remaining outstanding invoices and fees owed to SDOI.

On June 21, 2017, Eco Science Solutions, Inc. (ESSI) entered into a Stock Purchase Agreement ("SPA") with the shareholders of Ga Du Corporation, a Nevada corporation ("Ga Du", "Sellers"), wherein, ESSI agreed to purchase, and Sellers agreed to sell 100% of the shares of capital stock of Ga Du to ESSI, in exchange for fifteen million (15,000,000) shares of ESSI Common Stock, to be issued to Sellers, pursuant to the SPA.  In addition, the SPA called for the issuance of an additional 15,000,000 shares of the Company's common stock to the Ga Du Founders when they brought a bank equity interest to the Company.  Subsequently, effective July 30, 2017 the Company and the stockholders of Ga Du entered into certain amendments to the original June 21, 2017, SPA cancelling the term regarding the issuance of an additional 15,000,000 Shares.

Additionally, on September 22, 2017, and in order to avoid diluting the holdings of existing ESSI Shareholders, Jeffery and Don Taylor, CEO and CFO of ESSI, agreed to return 8,000,000 Shares each of ESSI's Common Stock of their own to the Company for cancellation, effective September 22, 2017.
Following the closing of the SPA, Ga Du is a wholly owned subsidiary of ESSI, bringing to ESSI a Financial Services Platform, Testing Labs, as well as Inventory Control and Advisory Software Platforms, thus completing the ESSI product suite to benefit both consumer and professional customers of the Company.

Further, on July 26, 2017, all of the Shares of an Uruguayan entity, Holway Sociedad Anonima ("Holway", "Holway SA") were purchased by certain former shareholders of Ga Du who thereafter became the sole shareholders of Holway.  Holway's objective is to perform business in the Free-trade zone in Uruguay in accordance with the laws of the Free-trade zone; in every kind of industrial, commercial or other activity relating to its business of providing financial services.  On September 19, 2017, the Holway shareholders transferred all of their shares of Holway to Ga Du, and will hereafter conduct business pursuant to the Holway Uruguayan registration as Ga Du; Doing Business As (DBA).

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont'd)

Additionally, Holway has applied for a financial advisory services charter to perform its financial services through Ga Du, and under the regulatory laws of the Uruguayan Central Bank.

Once the application for the Financial Advisory Services Charter is approved, Ga Du, through its Financial Advisory Services Charter, and in conjunction with the Alliance Financial Network system, intends to provide foreign jurisdictions with legalized cannabis, a banking mechanism to conduct business relative to the cannabis industry, and within the laws governing cannabis industry in those foreign jurisdictions doing business with the United States, and in compliance with US and foreign laws relative to the cannabis industry.

Furthermore, Ga Du will work closely with representatives of the South American MasterCard/Visa Card services, allowing Ga Du to process merchant services through the Uruguayan entity, Holway, for transactions relative to the Cannabis industry, in countries and states where Cannabis is legalized.

Further, on September 22, 2017, Ga Du Corporation entered into an Assignment Agreement with G&L Enterprises, wherein G&L Enterprises assigned, to Ga Du Corporation, all of its rights, interest in, and obligations under a License and Master Marketing Agreement (LMMA) it entered into with Alliance Financial Network, Inc. ("AFN", "Alliance") on September 6, 2017.

With the acquisition of Ga Du, ESSI's product suite represents an enclosed ecosystem for business location, localized communications between consumers and business operators, on-topic social networking, inventory management / selection, payment facilitation and delivery arrangement. The Company's holistic commerce and content platform enables health, wellness and alternative medicine enthusiasts to easily locate, access, and connect with others to facilitate the research of and purchasing of eco-science friendly products.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2017, the Company had a working capital deficit of $3,337,687 and an accumulated deficit of $64,533,962. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended July 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2017 as filed with the Securities and Exchange Commission on May 1, 2017.

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Principals of Consolidation

The consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly-owned subsidiary, Ga Du Corporation. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of July 31, 2017, and January 31, 2017, respectively, the Company had cash, but no cash equivalents.

Business Combinations

The acquisition of subsidiary is accounted for using the purchase method. The cost of the acquisition is measured at the aggregate of the fair values, at the date of exchange, of assets given, liabilities incurred or assumed, and equity instruments issued by the Company in exchange for control of the acquiree, plus any costs directly attributable to the business combination. The acquiree's identifiable assets and liabilities are recognized at their fair values at the acquisition date.

Goodwill arising on acquisition is recognized as an asset and initially measured at cost, being the excess of the cost of the business combination over the Company's interest in the net fair value of the identifiable assets, liabilities and contingent liabilities recognized.

Goodwill

Goodwill arising on the acquisition of an entity represents the excess of the cost of acquisition over the Company's interest in the net fair value of the identifiable assets, liabilities and contingent liabilities of the entity recognized at the date of acquisition.

Goodwill is initially recognized as an asset at cost and is subsequently measured at cost less any accumulated impairment losses.

Goodwill is tested for impairment at least annually or whenever there is an indication that the asset may be impaired.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $1,104,340 during the six-month period ended July 31, 2017 and $691,09 in the same period ended July 31, 2016. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Taboola, Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Ftirix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets during the six-month period ended July 31, 2017 and July 31, 2016.

Fair Value Measurements

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, accounts payable, and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of July 31, 2017, no revenue has been recognized, as the Company changed its core business in January 2016 and is currently developing its new business operation.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Recently issued accounting pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update will be effective for The Company beginning January 1, 2018 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 3: BUSINESS COMBINATION

On June 21, 2017, Eco Science Solutions, Inc. (ESSI) entered into a Stock Purchase Agreement ("SPA") with the shareholders of Ga Du Corporation, a Nevada corporation ("Ga Du", "Sellers"), wherein, ESSI agreed to purchase, and Sellers agreed to sell 100% of the shares of capital stock of Ga Du to ESSI, in exchange for fifteen million (15,000,000) shares of ESSI Common Stock. On June 21, 2017, ESSI agreed to the issuance of 1,000,000 restricted shares of the Company's Common Stock to a third party, in consideration for arranging the transaction between the Company and Ga Du Corporation Shareholders.

Subsequently the parties agreed to certain amendments to the original SPA to revise the distribution of the 15,000,000 shares issuable under the terms of the agreement and to revise certain other terms and conditions.

Allocation of the net assets acquired is presented below:

As of June 21, 2017	Book Value	Adjustment	Fair Market Value
Net assets acquired
Intangible assets	$341,120	(341,120)	$-
Total consideration
Satisfied by 16M shares of common stock of ESSI			18,400,000

Goodwill			18,400,000

As of closing of the business combination, the management carried out testing for impairment and results of the tests indicated that the goodwill was fully impaired and as such it has been expensed in the current period.

Intangible assets acquired include a Financial Services Platform, Testing Labs, as well as Inventory Control and Advisory Software Platforms.  The acquired assets are not yet generating revenue.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	July 31, 2017	January 31, 2017

Office equipment	$15,527	$2,262
Less: accumulated depreciation and amortization	(1,667)	(628)
Total property and equipment, net	$13,860	$1,634

Depreciation expense was $1,039 and $251 for the six months ended July 31, 2017 and 2016, respectively.

Depreciation expense was $851 and $188 for the three months ended July 31, 2017 and 2016, respectively.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 5: INTANGIBLE ASSETS

Communications Platform – Separation Degrees – One, Inc.

On January 1, 2016, the Company entered into a technology licensing and marketing support agreement with Separation Degrees – One, Inc. ("SDOI") that will result in the development, licensing and management of on-going technology solutions and marketing campaigns for ESSI's initiatives.  Additionally, the Company entered into an Asset Purchase Agreement with SDOI wherein the Company acquired a proprietary messaging and customer relationship management software platform from SDOI.

Under the terms of the agreements, the Company will issue to SDOI 1,000 shares of the Company's Series A Voting Preferred Stock.  The Series A Voting Preferred Stock has the right to vote those shares of the Series A Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval.  The vote of each share of the Series A Voting Preferred Stock is equal to and counted as 10 times the votes of all of the shares of the Company's (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

The Company obtained a third-party valuation in respect of the issuance of the Series A Voting Preferred stock and recorded a technology licensing and marketing expense of $35,500 in respect of the valuation report. The third-party valuation report was based on the following inputs as at January 1, 2016: (1) price per share of common stock of $0.007; (2) 28,426,349 common shares outstanding; 1,000 Series A Preferred shares issued 1/1/16; (3) A 17.5% premium over the combined common share value for the voting preferences; (4) 284,291,916,349 total voting shares and 284,263,490,000 voting rights represented 99.99% of the total.

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

On January 4, 2016, the Company entered into a further agreement with SDOI for the purchase of a discrete communications software platform, including custom developed libraries, the consideration for which was the issuance of 500,000 shares of common stock. The Company recorded the fair market value of $3,500 in respect of the software platform on the date of the agreement as intangible assets on the Company's balance sheet.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 5: INTANGIBLE ASSETS (cont'd)

Communications Platform – Separation Degrees – One, Inc. (continued)

As at fiscal yearend January 31, 2016, the Company evaluated the asset for impairment and determined recovery of the value of the asset was indeterminate during the present stage of the Company's execution of its business plan.  As a result, we recorded an impairment loss of $3,500 which was recognized in the profit and loss account.

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

During fiscal 2017 the scope of services provided by SDOI included in the above fee schedule include cash advertising expenditures for reimbursement as a result of ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Taboola, Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Ftirix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook, with a goal of driving views and increasing visibility on a global scale.  In addition, fees incurred for technology licensing and marketing include the ongoing development and maintenance, as well as technology development fees for the Company's websites, applications, content platforms and social media channels.

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

Pursuant to the Technology Licensing and Marketing Agreement, in the event the Company was not able to pay the invoices generated by SDOI, any outstanding balances were to be converted into common shares of the Company ("S-8 Shares"). Under the Cancellation and Release Agreement, SDOI has agreed to cancel the outstanding balance of unpaid invoices owed to SDOI in exchange for 4,000,000 Common shares.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 5: INTANGIBLE ASSETS (cont'd)

Communications Platform – Separation Degrees – One, Inc. (continued)

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

 Intangible Assets of Ga Du Corporation

On June 21, 2017, the Company acquired a 100% interest in Ga Du including certain intangible assets including a Financial Services Platform, Testing Labs, and Inventory Control and Advisory Software Platforms.

NOTE 6: SPONSORSHIP AGREEMENTS

On February 9, 2017, the Company entered into a Sponsorship Agreement with Fruit of Life Productions LLC, wherein, the Company agreed to pay Fruit of Life Productions LLC the sum of Fifty Thousand Dollars ($50,000).

On April 16, 2017, the Company entered into a Sponsorship, Content Development and Licensing Agreement with Roaring Lion Tours, Inc., wherein, the Company agreed to pay Roaring Lion Tours, Inc. the sum of One Hundred Thirty-Five Thousand Dollars ($135,000) for the licensing and distribution right to content developed during Kaya Fest, in Miami, Florida on April 22, 2017.  The arrangement allowed for the Company to sponsor the Kaya Festival as well as the right to use any audio and audio-visual content developed by the Kaya Festival.

The total amount of $185,000 expended has been recorded as research, development, and promotional expenses.

NOTE 7: PREPAID EXPENSES

Prepaid expenses consist of the following:

	July 31, 2017	January 31, 2017
Office lease – Security deposits	$817	$817
Prepaid other expenses	28,173	-
Total prepaid expense	$28,990	$817

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 8: NOTES PAYABLE AND CONVERTIBLE NOTE

	Note 1	Note 2	Note 3	Note 4	Total
Balance, January 31, 2016	$232,450	$-	$-	$-	$232,450
Changes:
Converted to shares	(96,100)	-	-	-	(96,100)
Additions	-	14,930	50,000	225,000	583,210
Deduct: Cancellation and Release Agreement	(136,350)	-	-	-	(136,350)
Balance, January 31, 2017	-	14,930	50,000	225,000	289,930
Changes:
Additions				780,000	780,000
Balance, July 31, 2017	$-	$14,930	$50,000	$1,005,000	$1,069,930

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

As of December 16, 2016, the unsecured convertible promissory note bearing interest at 6% per annum, in the remaining sum of $136,350 (January 31, 2016 - $232,450) convertible into the Company's common stock at a rate of $0.003 per share and due and payable January 31, 2017 was canceled. Under the terms of the Cancellation and Release Agreement a total of $186,704 was extinguished including principal of $136,350 and all accrued and unpaid interest of $50,354.

Note 2:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date.

During the months of August and September 2016 the accumulated principal balance became due and payable on the three-month anniversary of each advance. As of July 31, 2017, these amounts were unpaid.

As of July 31, 2017, the Company has accrued interest of $180 in respect of the accumulated amount payable.

Note 3:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum, and is due three months from issue date. As at July 31, 2017 the note became due and payable, but remained unpaid as at July 31, 2017.

As of July 31, 2017, the Company has accrued interest of $374.

Note 4:

During the fiscal year ended January 31, 2017, the Company received an amount of $225,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On February 14, 2017, the Company received an amount of $150,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 8: NOTES PAYABLE AND CONVERTIBLE NOTE (cont'd)

Note 4: (cont'd)

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

On April 26, 2017, the Company received an amount of $5,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On May 5, 2017, the Company received an amount of $100,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On May 17, 2017, the Company received an amount of $70,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

As of July 31, 2017, the Company has accrued interest of $21,916 in respect of the aforementioned notes.

NOTE 9: RELATED PARTY TRANSACTIONS

As of July 31, 2017, and January 31, 2017, related parties are due a total of $1,533,070 and $616,994, respectively

	July 31, 2017	January 31, 2017

Related party payable (1)(2)(4)(5)(6)	$663,050	$293,714

Notes payable (3)(4)	870,020	323,280

Total related party transactions	$1,533,070	$616,994

Related party payable	Mr. Jeffery Taylor (1)(3)	Mr. Don Lee Taylor (1)(3)	Ms. Jennifer Taylor (2)	Mr. Michael Rountree (4)	L. John Lewis (5)	S. Randall Oveson (6)	Mr. Andy Tucker (7)	Total
Balance, January 31, 2016	$9,583	$8,750	$-	$-	$-	$-	$-	$18,333

Add: Management fee	115,000	105,000	-	25,000	-	-	-	245,000
Advertising and marketing	-	-	-	100,000	-	-	-	100,000
General and admin	-	-	18,000	-	-	-	-	18,000
Reimbursed expenses	35,412	47,064	-	540	-	-	-	83,016
Accrued loan interest	152	152	-	826	-	-	-	1,130
Deduct: cash payment	(77,807)	(85,958)	(8,000)	-	-	-	-	(171,765
Balance, January 31, 2017	82,340	75,008	10,000	126,366	-	-	-	293,714

Add: Management fee	57,500	52,500	-	160,000	20,000	20,000	13,334	323,334
Advertising and marketing				600,000	-	-	-	600,000
General and admin	-	-	12,000	-	-	-	-	12,000
Reimbursed expenses	5,642	5,058	-	610	-	-	-	11,310
Accrued loan interest	75	75	-	2,351	-	-	-	2,501
Deduct: cash payment	(77,555)	(77,775)	(12,000)	(412,479)	-	-	-	(579,809
Balance, July 31, 2017	$68,002	$54,866	$10,000	$476,848	$20,000	$20,000	$13,334	$663,050

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 9: RELATED PARTY TRANSACTIONS (cont'd)

(1)
Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company.

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company's actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive's past or future employment by the Company or any Affiliates, or any predecessor thereof ("Work Product"), belong to the Company, or its Affiliates, as applicable.

(2)
During three and six months ended July 31, 2017 the Company was invoiced a total of $6,000 and $12,000, respectively, in consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors.,

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor.

As of July 31, 2017, the Company has accrued $454 as interest with respect to the above notes.  The notes were not repaid on their due dates of August 17, 2016, and are now due on demand.

(4)
On June 21, 2017, the Company entered into employment agreements with Michael Rountree whereby Michael Rountree agreed to service as the Company's  Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Michael Rountree has a base salary at the annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.

Rountree Consulting Inc. ("Rountree"), a company controlled by our COO, provides marketing and advertising services, site and app hosting and network administration, support finance and bookkeeping work and technical & design services to the Company. During the three and six months period ended July 31, 2017, Rountree Consulting Inc. invoiced $375,000 and $750,000, respectively.

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $293,280 from Rountree for operating expenses. The notes bear interest at a rate of 1% per annum, and are each due three months from issue date. None of the notes were retired upon maturity and the total balance remains payable.

During the six month period ended July 31, 2017, the Company received further accumulated advances of $546,740 from Rountree… The notes bear interest at a rate of 1% per annum, and are each due three months from issue date.  Over the period to July 31, 2017 a total of $840,020 became due and payable on the three-month anniversary of each advance.  The amounts outstanding are reflected as Notes payable – short term, related party, on the Company's balance sheets.

As of July 31, 2017, the Company has accrued interest of $3,178 in respect of the accumulated amount payable.

(5)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.

(6)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Overson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.

(7)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 10: COMMON STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of July 31, 2017, 62,357,572 shares issued and 61,357,572 outstanding and 46,331,186 issued and 45,331,186 outstanding at January 31, 2017

Common stock issued during the six-month period ended July 31, 2017

On February 16, 2017, the Company issued 26,386 shares of common stock pursuant to a conversion notice presented to the Company relative to a convertible note for previously incurred and unpaid compensation totalling $59,000 plus accrued interest which amount was due to a former officer and director.

On July 11, 2017, the Company issued 16,000,000 shares of restricted stock valued at $18,400,000 or $1.15 per share, the fair market value on the date of issue pursuant to the Stock Purchase Agreement entered into with the founders of Ga Du Corporation, Andy Tucker, L. John Lewis, Dante Jones, and Wendy Maguire (ref: Note 3).

Subsequent to July 31, 2017, Jeffery and Don Taylor, CEO and CFO of the Company each agreed to return 8,000,000 shares of common stock held in their respective names to the transfer agent for cancellation.

Common stock issued during the fiscal year ended January 31, 2017

On February 26, 2016, the Company purchased back and cancelled 1,000,000 shares of common stock for $7,500 as part of its ongoing Share Buyback program.  The shares are reflected as Treasury shares on the Company's balance sheet.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 10: COMMON STOCK (cont'd)

Common Stock (cont'd)

On January 13, 2017, the Company issued a total of 1,000,000 shares of restricted stock to Sharon Mitchell valued at $2,730,000, or $2.73 per share as stock-based compensation recorded as legal, accounting and audit fees.

On January 13, 2017, the Company issued a total of 1,000,000 shares of restricted stock to Michael Rountree valued at $2,730,000, or $2.73 per share as stock-based compensation recorded as legal, accounting and audit fees.

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

Series A Voting Preferred Shares

On January 11, 2016, the Company's Board of Directors (the "Board") authorized the creation of 1,000 shares of Series A Voting Preferred Stock.  The holder of the shares of the Series A Voting Preferred Stock has the right to vote those shares of the Series A Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval.  The vote of each share of the Series A Voting Preferred Stock is equal to and counted as 10 times the votes of all of the shares of the Company's (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.   The Series A Voting Preferred Stock will not be convertible into Common Stock.

As of July 31, 2017, and January 31, 2017, no Series A Voting Preferred Shares were issued.

NOTE 11: COMMITMENTS

(a)
On March 22, 2016, we entered into a two-year lease commencing April 1, 2016 for a total of 253 square feet of office and 98 square feet of reception space. Monthly base rent for the period April 1, 2016 to March 31, 2017 is $526.50 per month and increases to $552.83 per month for the subsequent year ending March 31, 2018.  Operating costs for the first year of the lease were $258.06 per month.  The Company has remitted a security deposit in the amount of $817 in respect of the lease.  Further our officers and directors have executed a personal guarantee in respect of the aforementioned lease agreement.

(b)
On January 10, 2017, we entered into an Equity Purchase Agreement (the "Equity Purchase Agreement") with PHENIX VENTURES, LLC ("PVLLC"). Although we are not mandated to sell shares under the Equity Purchase Agreement, the Equity Purchase Agreement gives us the option to sell to PVLLC, up to 10,000,000 shares of our common stock over the period ending January 25, 2019 (or 24 months from the date this Registration Statement is effective). The purchase price of the common stock will be set at eighty-three percent (83%) of the volume weighted average price ("VWAP") of the common stock during the pricing period. The pricing period will be the ten consecutive trading days immediately after the Put Notice date. In addition, there is an ownership limit for PVLLC of 9.99%.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 11: COMMITMENTS cont'd)

(b)
On the Put Notice date, we are required to deliver Put shares to PVLLC in an amount (the "Estimated Put Shares") determined by dividing the closing price on the trading day immediately preceding the Put Notice date multiplied by 83% and PVLLC is required to simultaneously deliver to us, the investment amount indicated on the Put Notice. At the end of the pricing period when the purchase price is established and the number of Put Shares for a particular Put is definitely determined, PVLLC must return to us for cancellation any excess Put Shares provided as Estimated Put Shares or alternatively, we must deliver to PVLLC any additional Put Shares required to cover the shortfall between the amount of Estimated Put Shares and the amount of Put Shares. At the end of the pricing period, we must also return to PVLLC any excess related to the investment amount previously delivered to us.

PVLLC is not permitted to engage in short sales involving our common stock during the commitment period ending January 25, 2019. In accordance with Regulation SHO however, sales of our common stock by PVLLC after delivery of a Put Notice of such number of shares reasonably expected to be purchased by PVLLC under a Put will not be deemed a short sale.

In addition, we must deliver the other required documents, instruments and writings required. PVLLC is not required to purchase the Put Shares unless:

-	Our registration statement with respect to the resale of the shares of common stock delivered in connection with the applicable put shall have been declared effective.

-	We shall have obtained all material permits and qualifications required by any applicable state for the offer and sale of the registrable securities.

-	We shall have filed with the SEC in a timely manner all reports, notices and other documents required.

           The Company filed an S-1 Registration Statement in respect of the foregoing on January 27, 2017 which received Effect by the Securities and Exchange Commission, on May 15, 2017. To date there has been no funding provided under the aforementioned agreement.

(c)
On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sublandlord upon the occurrence of an event of default, The  sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and month 1 rent is free. In the second year the monthly base rent will be $15,173.  In the third year the monthly base rent will be $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of the sublease in August 2017.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial.

NOTE 12: CONTINGENCIES

On July 7, 2017, a purported shareholder of Eco Science Solutions, Inc. (the "Company"), Mr. Jimmie Glorioso, filed a verified shareholder derivative complaint against Jeffrey L. Taylor, Don L. Taylor (collectively, Jeffrey and Don Taylor are the "Taylors"), L. John Lewis and S. Randall Oveson, the directors and officers in the Company, in the First Judicial District Court of the State of Nevada, Carson City County (the "Nevada Complaint").  The Company is identified as a nominal defendant, against which no claims are plead.  The Nevada Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company.  The Nevada Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Taylors, unjust enrichment against all individual defendants, abuse of control against the Taylors, gross mismanagement against the Taylors, waste of corporate assets against the Taylors and aiding and abetting breach of fiduciary duty against all individual defendants.  The Nevada Complaint (1) seeks judicial declarations that (i) Mr. Glorioso may maintain this action on behalf of the Company and (ii) all individual defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of all individual defendants; (3) seeks an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company. The individual defendants, the Company and the plaintiff have stipulated to a temporary stay of the proceedings.

NOTE 13: INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

 Operating loss carry-forwards generated during the period from December 8, 2009 (date of inception) through July 31, 2017 of approximately $15,062,343, will begin to expire in 2029.   The Company applies a statutory income tax rate of 34%.

Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $5,121,200 at July 31, 2017. For the six month period ended July 31, 2017 and 2016 the valuation allowance increased by approximately $880,700 and $386,000, respectively.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 14: SUBSEQUENT EVENTS

On September 22, 2017, Jeffery and Don Taylor, CEO and CFO of the Company each agreed to return 8,000,000 shares of common stock held in their respective names to the transfer agent for cancellation.

On September 22, 2017, Ga Du Corporation entered into an Assignment Agreement with G&L Enterprises, wherein G&L Enterprises assigned, to Ga Du Corporation, all of its rights, interest in, and obligations under a License and Master Marketing Agreement (LMMA) it entered into with Alliance Financial Network, Inc. ("AFN", "Alliance") on September 6, 2017.  The basic terms of that Agreement are as follows:

Alliance provides certain financial and marketing services to businesses and individuals, including the Cannabis Industry, on a programmatic or membership basis (the "Financial Program"), of which Alliance derives fees and income from enrolling companies in the Financial Program and providing a range of services, with respect to which AFN and Ga Du may derive fees and income, for such clients (the "Members") according to the AFN pricing schedule (the "Fees").

Alliance Financial Network is registered with FinCEN (MSB Registration Number: 31000094744769) as a financial services institution, compliant with the AML/BSA guidelines of FinCEN, and is regulated by the Internal Revenue Service.  Operating a mobile application known as eXPO™ electronic eXchange Portal, Alliance provides financial and marketing services to businesses and individuals, which are challenged in the traditional banking systems, and generally are those that require more intensive compliance then banks are willing, or able to perform.  One such industry is the cannabis industry; Alliance is configured to establish Membership relationships businesses in this industry following a full compliance audit on the business.

Ga Du has agreed to issue, or cause to be issued, two hundred thousand (200,000) shares of the Company's common stock to Alliance.  A

Ga Du shall have the exclusive right to undertake marketing responsibilities of Alliance's Financial Services to businesses in the Cannabis industry, initially in Michigan, Oregon and Washington, with plans to extend throughout the United States, provided that it shall not extend to any states where Cannabis sales have not been legalized by that state's laws.
Ga Du shall be credited with all Cannabis related members and revenues that use Alliance's financial and marketing services, regardless of the source of revenue, or the party that enrolled the customer that generated the revenues, that are generated within any territory in which Ga Du has commenced business.

Alliance will provide all software platform(s) necessary to deliver the Financial Services, assure compliance with appropriate Federal Requirements and international money laundering restrictions, administer all compliance, enrollment, and collection of fees from the Members contracting with Alliance, provide any and all necessary marketing or other materials describing Alliance's services and program, will forward any required Sales Commissions to the appropriate recipients, and assure adequate customer service at all times.

Alliance will be responsible for the functional operation of any software utilized in providing its services and for the administration and handling of monies and/or any credits relating thereto and, in the event of any claim, cause of action or lawsuit (together the "Claims") for failure to properly administer such responsibilities, Alliance shall have the sole obligation to defend such Claim(s) and shall fully indemnify, defend and hold harmless Ga Du from and against such Claims.
Alliance will maintain accounting and data concerning the income from the Cannabis Industry and will generate a monthly income statement as to each of the following revenue streams: (i) membership fees; (ii) cash depository fees; (iii) merchant processing and credit card fees; (iv) transfer fees; and (v) advertising fees.

Alliance and Ga Du will split compensation derived from income generated from enrollees of Ga Du as follows: (a) for income from point of sale payments to merchants, after deducting any Sales Commissions and cost basis (interchange and bank fees), Alliance will receive forty percent (40%), and Ga Du shall receive sixty percent (60%); (b) for income from cash depository business deriving from the Cannabis industry, Alliance will receive sixty five percent (65%), and Ga Du will receive thirty five percent (35%); (c) for income derived from membership fees from the Cannabis industry, Alliance and Ga Du will split the revenue 40/60 as in (a) above; (d) for income generated from transfer fees, Alliance and Ga Du will split the revenue on a 50/50 basis; and (e) for any other income derived from providing services to the Cannabis industry, Alliance and Ga Du will split the income on an equal fifty/fifty basis, except that income derived from advertising fees paid by advertisers utilizing Alliance's kiosks will be split eighty-five percent (85%) to Alliance and fifteen percent (15%) to Ga Du.
Additionally, the terms of the License and Master Marketing Agreement G&L entered into with Alliance included a $100,000 Convertible Promissory Note ("Note") payable to G&L, based upon money G&L loaned to Alliance; the sole member of G&L Enterprises, L. John Lewis, is one of the founding members of Ga Du Corporation.

On September 22, 2017, G&L Enterprises assigned the July 6, 2017 $100,000 Convertible Promissory Note to Ga Du The terms of the Note are for one year with 12% interest, and following the above-referenced assignment, payable to the Ga Du Corporation.  Furthermore, the Note can, at Ga Du's option, be converted upon maturity into 1.12% of the equity of Alliance.

On October 20, 2017, a purported shareholder of the Company, Mr. Ian Bell, filed a verified stockholder derivative complaint against the Taylors, L. John Lewis and S. Randall Oveson, the directors and officers in the Company, and Gannon Giguiere in the United States District Court for the District of Hawaii (the "Hawaii Complaint").  The Company is identified as a nominal defendant, against which no claims are plead.  The Hawaii Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of the Company.  The Hawaii Complaint asserts claims on behalf of the Company for breach of fiduciary duty against the Taylors and Mr. Oveson, aiding and abetting breach of fiduciary duty against all individual defendants, waste of corporate assets against all individual defendants and unjust enrichment against all individual defendants.  The Hawaii Complaint (1) seeks damages for the alleged breaches of fiduciary duties, aiding and abetting, waste and unjust enrichment and an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors" that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The Company's unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company's financial statements and the related notes that appear elsewhere in this quarterly report.

The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report. All adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to "common shares" refer to the common shares in the Company's capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "ESSI" mean Eco Science Solutions, Inc. unless otherwise indicated.

Description of Business

The Company was incorporated in the state of Nevada on December 8, 2009 under the name Pristine Solutions, Inc.  On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. ("ESSI")

Now headquartered in Maui, Hawaii, ESSI's product suite represents an enclosed ecosystem for business location, localized communications between consumers and business operators, on-topic social networking, inventory management / selection, payment facilitation and delivery arrangement. The Company's holistic commerce and content platform enables health, wellness and alternative medicine enthusiasts to easily locate, access, and connect with others to facilitate the research of and purchasing of eco-science friendly products.

Eco Science Solutions, Inc. and its recently acquired subsidiary Ga Du Corporation continue to focus on becoming a premier health, wellness and alternative medicines business by effectively servicing and connecting health conscious consumers with local businesses to satisfy their alternative medical needs.  The Company's consumer initiatives are centered on education and connecting consumers with various holistic health, wellness and alternative medicine products and businesses. The Company's professional initiatives provide business operators with real-time inventory control, advisory and financial services, data analytics, and delivery coordination technology.
Ongoing project development of the Company's e-commerce platform, financial services platforms, testing labs, and inventory control platform are envisioned to allow for ESSI to evolve into a leadership role with the alternative health and wellness industry.

Current business overview

Currently our business is in a pre-revenue stage, wherein we are investing in Research & Development  to build both consumer and enterprise technologies, along with brand advertising to create consumer and professional awareness of our service offering. Once we have gained a large enough audience and successfully implement our newly acquired financial services platform, the Company expects to begin monetizing all of its available assets.

The Company continues to offer the Herbo apps, Fitrix app, UseHerbo.com and "The Pursuit of Fine Herb" original content either through Apple and Google app stores or online through a web-browser or through social channels, such as Facebook, Instagram and YouTube.

Along with the ongoing development of app and ecommerce platforms the Company has expanded its investment in enterprise software to support the most recent acquisition s of Ga Du. technology. The Company's enterprise technology investments are centered on our platform that matches and connects consumers with desired products and/or providers, as well as providing for a convenient payment solution.

Results of Operations

Comparison of the three and six months ended July 31, 2017 and 2016

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited financial statements for the six months ended July 31, 2017:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operation expenses:
Depreciation	851	188	1,039	251
General and Administrative expenses:	1,048,602	215,596	1,483,109	426,093
Advertising and marketing	473,678	412,786	1,104,340	691,309
Impairment of goodwill	18,400,000	-	18,400,000	-
Total operating expenses	19,923,131	628,570	20,988,488	1,117,653

Net operating loss	$(19,923,131)	$(628,570)	$(20,988,488)	$(1,117,653)

Revenue

While the Company has expanded its' overall business operations through the addition of the Ga Du subsidiary, during the current three and six months ended July 31, 2017 it has not generated revenues from its business operation. While the Company does not provide revenue and profit forecasts, Management is working collectively to commence revenue generating activities within the upcoming two quarters.

Cost of sales

While the Company has not yet recorded revenues in respect to its primary business activities, either from operations of ESSI or its recently acquired Ga Du subsidiary, investments have been made in technology and brand development. When applicable, the Company will account for advertising fees, commissions associated with the sales of online products, and directly related headcount costs to the Company's Cost of Sales.

General and Administrative Expenses

Three months ended July 31, 2017:

	For the Three Months Ended July 31,		Variances
	2017	2016

General and Administrative expenses:
Legal, accounting and audit fees	$146,524	$47,423	$99,101
Management and consulting fees	466,534	68,512	398,022
Research, development, and promotion	378,467	69,500	308,967
Transfer agent and filing fees	615	1,015	(400)
Office supplies and other general expenses	56,462	29,146	27,316
Total general and administrative expenses	$1,048,602	$215,596	$833,006

General and administrative expenses, exclusive of amounts expended on advertising and marketing or impairment of goodwill charges in the three-month period ended July 31, 2017 totaled $1,048,602 ($215,596 - 2016).  Costs include a total of $466,534 for management and consulting fees as compared to $68,512 in the comparative three months ended July 31, 2016.  Further, legal, accounting and audit fees incurred in the three-month period ended July 31, 2017 totaled $146,524, as compared to only $47,423 in the prior comparative period.   The substantive increase in management and professional fees is due to the increase in the Company's operations period over period and the retention of new staff and consultants.  In particular consulting fees in the period include technical project management, technical software development  and cloud based data center management.  The services span the Company's technical platforms from e-commerce, mobile applications, enterprise software and data center management. The dramatic increase in legal fees period over period is due to certain due diligence fees paid in respect of certain third party contracts as well as increased legal costs due to the increase in operations.  The Company expended a total of $378,467 on research, development and promotion in the current three months as compared to $69,500 in the prior comparative three-month period.  Current period expenditures include sponsorship and licencing fees as the Company moves to expand its brand awareness.  Office supplies and other general expenses also experienced a substantial increase period over period from $29,146 (2016) to $56,462 in the current three month period as the Company expanded its operations.
Six months ended July 31, 2017:

	For the Six Months Ended July 31,		Variances
	2017	2016

General and Administrative expenses:
Legal, accounting and audit fees	$159,326	$58,214	$101,112
Management and consulting fees	625,533	147,767	477,766
Research, development, and promotion	563,885	174,500	389,385
Transfer agent and filing fees	1,635	2,410	(775)
Office supplies and other general expenses	132,730	43,202	89,528
Total general and administrative expenses	$1,483,109	$426,093	$1,057,016

General and administrative expenses, exclusive of amounts expended on advertising and marketing or impairment of goodwill charges in the six-month period ended July 31 2017 totaled $1,483,109 ($426,093 - 2016).  Costs for the six month comparative periods include a total of $625,533 for management and consulting fees as compared to $147,767 in the comparative six months ended July 31 2016.  Further, legal, accounting and audit fees incurred in the six-month period ended July 31, 2017 totaled $159,326, as compared to only $58,214 in the prior comparative period.   The substantive increase in management and professional fees is due to the increase in the Company's operations period over period and the retention of new staff and consultants.  Further legal fees period over period increased dramatically due to certain due diligence fees paid in respect of certain third party contracts as well as increased legal costs due to the increase in operations.  The Company expended a total of $563,885 on research, development and promotion in the current six months as compared to $174,500 in the prior comparative six-month period.  Current period expenditures include sponsorship and licencing fees as the Company moves to expand its brand awareness.  Office supplies and other general expenses also experienced a substantial increase period over period from $43,202 (2016) to $132,730 in the current six month period as the Company expanded its operations.

Plan of Operation

The Company changed the focus of its business at the close of fiscal 2016 to operate in the eco friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees. During fiscal 2017 the Company laid the groundwork for income generation from these services by investing in ongoing development of its applications, websites and visibility in both the local and global market.  The Company has invested heavily in advertising to allow its applications and ecommerce website visibility on a global stage.  The Company further expanded its portfolio in 2017 to a 360-degree ecosystem for business location, localized communications between consumers and business operators, on-topic social networking, inventory management / selection, payment facilitation and delivery arrangement. The Company's holistic commerce and content platform is expected to enable health, wellness and alternative medicine enthusiasts to easily locate, access, and connect with others to facilitate the research of and purchasing of eco-science friendly products.  As well, recently the Company has also become focused on performing business in the Free-trade zone in Uruguay in accordance with the laws of the Free-trade zone; in every kind of industrial, commercial or other activity relating to its business of providing financial services.  We have applied for a financial advisory services charter to perform financial services through Ga Du, and under the regulatory laws of the Uruguayan Central Bank.

Once the application for the Financial Advisory Services Charter is approved, Ga Du, through its Financial Advisory Services Charter, and in conjunction with the Alliance Financial Network system, intends to provide foreign jurisdictions with legalized cannabis, a banking mechanism to conduct business relative to the cannabis industry, and within the laws governing cannabis industry in those foreign jurisdictions doing business with the United States, and in compliance with US and foreign laws relative to the cannabis industry.

The Company's need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue to increase during the current fiscal year until we can establish revenues from operations. We expect to continue to need financing ongoing advertising and marketing fees, upgrades and expansion of our apps, licensing support and maintenance fees associated with our business focus by the issuance of shares of common stock at a discount to our market price. We entered into an equity purchase agreement and filed a Form S-1 Registration Statement relative to the equity purchase agreement, which received Effect from the SEC on May 15, 2017.  We expect to begin execution of the equity purchase agreement during fiscal 2018. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2017, the Company had a working capital deficit of $3,337,687 and an accumulated deficit of $64,533,962. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 9) there can be no guarantee the Company will receive proceeds sufficient to meet its ongoing operational overheads from these sales, or that these sales will occur.

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

Liquidity and Capital Resources

As of July 31, 2017, the Company had total current assets of $32,787, and total current liabilities of $3,370,474 as compared to $244,941 in current assets and $1,021,002 in total current liabilities at the fiscal year ended January 31, 2017. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible debt instruments, equity lines and loans with third parties.  While the Company is working towards generating revenue to offset some of its existing operating expenditures, it is possible that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it may need to find additional capital. Previously, the Company has financed many of its key expenditures by way of issuance of shares to its key creditors for services provided and fees incurred. The Company is currently looking for additional sources of capital to meet its ongoing operational overheads and its liabilities have increased substantially in the current period. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required.

Cash flows from operating activities

During the six months ended July 31, 2017 and 2016 the Company used $1,553,802 and $69,373 of cash flow for operating activities respectively. The increase in cash used in operating activities is primarily attributable to an increase in costs during the period associated with the Company's new operational focus.  During the prior six-month period ended July 31, 2016, the Company recorded liabilities from unissued shares of $849,826, a loss on shares issued for fees and services of $379,425, stock based compensation of $25,000 and amortization of debt discount of $3,690 with no comparative charges in the current six-month period ended July 31, 2017.  In addition, during the period ended July 31, 2017 the Company increased related party payables by $369,336 as compared to an increase of $139,608 in the prior period, and reported an increase to accounts payable of $717,187 as compared to an increase of only $48,289 in 2016. The Company recorded an increase to prepaid expenses of $28,173 in the current period compared to $817 in the prior comparative six-month period. Finally, the Company recorded an impairment loss on goodwill of $18,400,000 in the current period with no comparative charges in the prior fiscal period.  The impairment loss relates to the value of shares issued for the acquisition of the Company's wholly owned subsidiary, Ga Du Corporation.

Cash flows from investing activities

During the six months ended July 31, 2017, the Company expended $13,265 to purchase equipment as compared to $2,263 in the six months ended July 31, 2016.

Cash flows from financing activities

During the six months ended July 31, 2017 the Company received proceeds from notes payable totaling $780,000 as compared to $42,490 in the prior comparative period.  During the six months ended July 31, 2017 the Company received proceeds totalling $546,740 (2016- $35,000) from related party loans, with no repayments in the current six months ended July 31, 2017 as compared to $5,000 in repayments in the prior comparative period.    In addition, the Company expended $7,500 with respect to its share buyback program and returned 1,000,000 shares to treasury during the six months ended July 31, 2016 with no similar transactions in the current six-month period ended July 31, 2017.

Future Financings

We anticipate continuing to rely on related party and third-party loans and/or equity sales of our common shares and/or shares for services rendered in order to continue to fund our business operations in the event of ongoing operational shortfalls. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our research and development activities. We entered into an equity purchase agreement for this purpose which we expect to execute during fiscal 2018. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

Contractual Obligations

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the six months ended July 31, 2017.  Refer to Note 2 to our unaudited financial statements contained herein.

Recently issued accounting pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update will be effective for The Company beginning January 1, 2018 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

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

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the six months ended July 31, 2017 that have materially, or are reasonably likely to materially, affect the Company's internal controls over financial reporting.

PART II
ITEM 1.                LEGAL PROCEEDINGS

On July 7, 2017, a purported shareholder of Eco Science Solutions, Inc. (the "Company"), Mr. Jimmie Glorioso, filed a verified shareholder derivative complaint against Jeffrey L. Taylor, Don L. Taylor (collectively, Jeffrey and Don Taylor are the "Taylors"), L. John Lewis and S. Randall Oveson, the directors and officers in the Company, in the First Judicial District Court of the State of Nevada, Carson City County (the "Nevada Complaint").  The Company is identified as a nominal defendant, against which no claims are plead.  The Nevada Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company.  The Nevada Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Taylors, unjust enrichment against all individual defendants, abuse of control against the Taylors, gross mismanagement against the Taylors, waste of corporate assets against the Taylors and aiding and abetting breach of fiduciary duty against all individual defendants.  The Nevada Complaint (1) seeks judicial declarations that (i) Mr. Glorioso may maintain this action on behalf of the Company and (ii) all individual defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of all individual defendants; (3) seeks an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company. The individual defendants, the Company and the plaintiff have stipulated to a temporary stay of the proceedings.
On October 20, 2017, a purported shareholder of the Company, Mr. Ian Bell, filed a verified stockholder derivative complaint against the Taylors, L. John Lewis and S. Randall Oveson, the directors and officers in the Company, and Gannon Giguiere in the United States District Court for the District of Hawaii (the "Hawaii Complaint").  The Company is identified as a nominal defendant, against which no claims are plead.  The Hawaii Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of the Company.  The Hawaii Complaint asserts claims on behalf of the Company for breach of fiduciary duty against the Taylors and Mr. Oveson, aiding and abetting breach of fiduciary duty against all individual defendants, waste of corporate assets against all individual defendants and unjust enrichment against all individual defendants.  The Hawaii Complaint (1) seeks damages for the alleged breaches of fiduciary duties, aiding and abetting, waste and unjust enrichment and an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.
Other than as set out above, the Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which its director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

ITEM 1A.             RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2017 the Company issued 16,000,000 shares of restricted stock pursuant to the Stock Purchase Agreement entered into with the founders of Ga Du Corporation, Andy Tucker, L. John Lewis, Dante Jones, and Wendy Maguire (ref: Note 3 to the financial statements included herein).  The 16,000,000 Shares issued pursuant to the Stock Purchase Agreement and Board Resolutions of Ga Du, were issued as follows:

Andy Tucker	5,447,019	Founder of Ga Du
Deep Spring Holdings LLC	2,150,000	(L. John Lewis) Founder of Ga Du
Wendy Maguire	1,000,000	Founder of Ga Du
Dante Jones	1,000,000	Founder of Ga Du
Integrated Financial Solutions, LLC	2,150,000	(Tad Gygi) Business Development Advisor
S. Randall Oveson	1,000,000	Advisor to L. John Lewis
Michael Rountree	1,126,491	Chief Operating Officer of ESSI
Sharon Mitchell	563,245	Legal Counsel for ESSI
Jacqueline Danforth	563,245	Accountant for ESSI
Deep Sea Solutions	1,000,000	Transaction Fee
Total	16,000,000

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY STANDARDS

Not applicable.

ITEM 5.                OTHER INFORMATION

ITEM 6.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description	Filed Previously	Filed herewith
3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference to the Registrant's registration statement on Form S-1 filed on May 4, 2010)	*
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (incorporated by reference to the Registrant's registration statement on Form S-1 filed on May 4, 2010)	*
3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference to the Registrant's registration statement on Form S-1 filed on May 4, 2010)	*
3.4
Amended Articles of Incorporation/Certificate of Amendment filed with the Nevada Secretary of State on March 7, 2012 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2012 filed April 30, 2012)
*
3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant's Current Report on Form 8-K filed November 13, 2012)	*
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant's Current Report on Form 8-K filed January 3, 2013)	*
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant's Current Report on Form 8-K filed February 18, 2014)	*
3.8	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016	*
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
(32)	Section 1350 Certifications
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
(101)	Interactive Data Files
101.INS	XBRL Instance Document		*
101.SCH	XBRL Taxonomy Extension Schema Document		*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: November 3, 2017	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director