Form 10-Q
period 2017-10-31
ECO SCIENCE SOLUTIONS, INC.
filed 2017-12-20
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
45,357,572 shares of common stock outstanding as of December 20, 2017
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

ECO SCIENCE SOLUTIONS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Page
Unaudited Balance Sheets as of October 31, 2017 and January 31, 2017	F-1
Unaudited Statements of Operations for the three and nine months ended October 31, 2017 and 2016	F-2
Unaudited Statement of Cash Flows for the nine months ended October 31, 2017 and 2016	F-3
Notes to the Unaudited Financial Statements	F-4 to F-23

ECO SCIENCE SOLUTIONS, INC.
BALANCE SHEETS

	October 31, 2017 (Unaudited)	January 31, 2017
ASSETS
Current assets
Cash	$999	$244,124
Interest receivable	3,833	-
Prepaid expenses	37,800	817
Convertible note	100,000	-
Total current assets	142,632	244,941

Property and equipment, net	12,567	1,634

TOTAL ASSETS	$155,199	$246,575

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$747,855	$50,287
Related party payables	332,060	293,714
Notes payable, short-term, related party	30,000	323,280
Notes payable	1,832,430	289,930
Convertible note, net	95,783	-
Derivative liability	1,311,998	-
Liabilities for allocated and unissued shares	-	63,791
Total current liabilities	4,350,126	1,021,002

Total liabilities	4,350,126	1,021,002

Stockholders' deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at October 31, 2017 and January 31, 2017	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 46,557,572 shares issued and 45,557,572 outstanding at October 31, 2017 and 46,331,186 issued and 45,331,186 outstanding at January 31, 2017	4,656	4,633
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	61,365,512	42,749,211
Accumulated deficit	(65,557,595)	(43,520,771)
Total stockholders' deficit	(4,194,927)	(774,427)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$155,199	$246,575

The accompanying notes are an integral part of these unaudited financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF OPRATIONS
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operation expenses:
Depreciation	1,294	189	2,333	440
Legal, accounting and audit fees	92,759	16,779	252,085	74,993
Management and consulting fees	376,575	58,985	1,002,108	206,752
Research, development, and promotion	81,200	112,000	645,085	286,500
Transfer agent and filing fees	540	1,770	2,175	4,180
Office supplies and other general expenses	111,680	26,485	244,410	69,687
Advertising and marketing	337,056	605,018	1,441,396	1,296,327
Impairment of goodwill	-	-	18,400,000	-
Total operating expenses	1,001,104	821,226	21,989,592	1,938,879

Net operating loss	(1,001,104)	(821,226)	(21,989,592)	(1,938,879)

Other income (expenses)
Interest income	1,300	-	1,300	-
Interest expense	(23,829)	(8,289)	(48,532)	(25,856)
Loss on shares issued for services and fees	-	(305,323)	-	(684,748)
Total other income (expenses)	(22,529)	(313,612)	(47,232)	(710,604)

Net loss	$(1,023,633)	$(1,134,838)	$(22,036,824)	$(2,649,483)

Net loss per common share - basic and diluted	$(0.19)	$(0.036)	$(0.43)	$(0.088)

Weighted average common shares outstanding - basic and diluted	54,659,746	31,755,088	50,835,146	29,952,573

The accompanying notes are an integral part of these unaudited financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF CASH FLOW
(Unaudited)
	For the nine months ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(22,036,824)		$(2,649,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,333		440
Impairment of goodwill	18,400,000		-
Share issued for acquisition of licences and master agreement	50,000		-
Loss on shares issued for services and fees	-		684,748
Stock based compensation	-		25,000
Amortization of debt discount	-		5,535
Liabilities from unissued shares	-		1,557,774
Changes in operating assets and liabilities:
Interest receivable	(1,300)		-
Prepaid expenses	(36.983)		(817)
Increase (decrease) in accounts payable and accrued expenses	697,568		49,640
Increase (decrease) in related party payables	519,652		126,302
Net cash used in operating activities	(2,405,554)		(200,862)

Cash Flows from Investing Activities:
Purchase equipment	(13,266)		(2,263)
Net cash used in investing activities	(13,266)		(2,263)

Cash flows from financing activities:
Proceeds from related party loans	633,195		35,000
Repayment to related party loans	-		(5,000)
Note payable	1,542,500		244,110
Repurchase of common shares	-		(7,500)
Net cash provided by financing activities	2,175,695		266,610

Net decrease in cash	(243,125)		63,485

Cash-beginning of period	244,124		6,706

Cash-end of period	$999		$70,191

SUPPLEMENTAL DISCLOSURES
Interest paid	$-		$-
Income taxes paid	$-		$-

NON-CASH ACTIVITIES
Share issued for Liabilities from unissued shares	$63,791		$-
Shares issued for services and fees	$-		$25,750
Shares issued for License and Master Marketing Agreement	$50,000		$-
Related party payables assigned to convertible note	$481,306		$-
Notes payable, short-term, related party assigned to convertible note	$926,475		$-
Convertible note receivable contributed to additional paid in capital	$100,000		$-
Interest receivable contributed to additional paid in capital	$2,533	$

The accompanying notes are an integral part of these unaudited financial statements

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2017, the Company had a working capital deficit of $4,207,494 and an accumulated deficit of $65,557,595. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended October 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2017 as filed with the Securities and Exchange Commission on May 1, 2017.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of October 31, 2017, and January 31, 2017, respectively, the Company had cash, but no cash equivalents.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $1,441,396 during the nine-month period ended October 31, 2017 and $1,296,327 in the same period ended October 31, 2016. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Taboola, Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Ftirix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets during the six-month period ended October 31, 2017 and October 31, 2016.

Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Fair Value Measurements (cont'd)

The following table provides a summary of the fair value of our derivative liabilities as of October 31, 2017 and January 31, 2017:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of October 31, 2017:
Liabilities
Derivative liabilities	$-	$-	$1,311,998

As of January 31, 2017:
Liabilities
Derivative liabilities	$-	$-	$-

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As of October 31, 2017, no revenue has been recognized, as the Company changed its core business in January 2016 and is currently developing its new business operation.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Recently issued accounting pronouncements

In August of 2017, the FASB issued guidance to better align the financial reporting related to hedging activities with the economic objectives of those activities and to simplify the application of current hedge accounting guidance. Entities are required to apply the guidance using a modified retrospective method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted. Management is evaluating.

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

NOTE 3: BUSINESS COMBINATION

On June 21, 2017, Eco Science Solutions, Inc. (ESSI) entered into a Stock Purchase Agreement ("SPA") with the shareholders of Ga Du Corporation, a Nevada corporation ("Ga Du", "Sellers"), wherein, ESSI agreed to purchase, and Sellers agreed to sell 100% of the shares of capital stock of Ga Du to ESSI, in exchange for fifteen million (15,000,000) shares of ESSI Common Stock. On June 21, 2017, ESSI also agreed to the issuance of an additional 1,000,000 restricted shares of the Company's Common Stock to a third party, in consideration for arranging the transaction between the Company and Ga Du Corporation Shareholders.

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

NOTE 3: BUSINESS COMBINATION (cont'd_

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

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	October 31, 2017	January 31, 2017

Office equipment	$15,528	$2,262
Less: accumulated depreciation and amortization	(2,961)	(628)
Total property and equipment, net	$12,567	$1,634

Depreciation expense was $2,333 and $440 for the nine months ended October 31, 2017 and 2016, respectively.

Depreciation expense was $1,294 and $189 for the three months ended October 31, 2017 and 2016, respectively.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

NOTE 7: LICENSE AND MASTER MARKETING AGREEMENT

On September 22, 2017, Ga Du Corporation entered into an Assignment Agreement with G&L Enterprises, wherein G&L Enterprises assigned to Ga Du Corporation, all of its rights, interest in, and obligations under a License and Master Marketing Agreement (LMMA) it entered into with Alliance Financial Network, Inc. ("AFN", "Alliance") on September 6, 2017.  The basic terms of that Agreement are as follows:

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 7: LICENSE AND MASTER MARKETING AGREEMENT (cont'd)

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

200,000 shares of common stock valued at $50,000, or $0.25 per share as research and development expenses.

A total amount of $102,533 in respect to the assigned convertible note, include principal of $100,000 and accrued interest receivable of $2,533 which amounts were recorded as additional paid in capital.

NOTE 8: PREPAID EXPENSES

Prepaid expenses consist of the following:

	October 31, 2017	January 31, 2017
Office lease – Security deposits	$13,127	$817
Prepaid other expenses	24,673	-
Total prepaid expense	$37,800	$817

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 9: NOTES PAYABLE AND CONVERTIBLE NOTE

	Note 1	Note 2	Note 3	Note 4	Total
Balance, January 31, 2016	$232,450	$-	$-	$-	$232,450
Changes:
Converted to shares	(96,100)	-	-	-	(96,100)
Additions	-	14,930	50,000	225,000	583,210
Deduct: Cancellation and Release Agreement	(136,350)	-	-	-	(136,350)
Balance, January 31, 2017	-	14,930	50,000	225,000	289,930
Changes:
Additions				1,542,500	1,542,500
Balance, October 31, 2017	$-	$14,930	$50,000	$1,767,500	$1,832,430

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

During the months of August and September 2016 the accumulated principal balance became due and payable on the three-month anniversary of each advance. As of October 31, 2017, these amounts were unpaid.

As of October 31, 2017, the Company has accrued interest of $218 in respect of the accumulated amount payable.

Note 3:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum, and is due three months from issue date. As at October 31, 2017 the note became due and payable, but remained unpaid as at October 31, 2017.

As of October 31, 2017, the Company has accrued interest of $500.

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

NOTE 9: NOTES PAYABLE AND CONVERTIBLE NOTE (cont'd)

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

On July 17, 2017, the Company received an amount of $70,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On August 14, 2017, the Company received an amount of $150,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On August 24, 2017, the Company received an amount of $150,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On August 31, 2017, the Company received an amount of $30,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On September 6, 2017, the Company received an amount of $35,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On September 18, 2017, the Company received an amount of $150,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On October 2, 2017, the Company received an amount of $27,500 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On October 11, 2017, the Company received an amount of $180,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

On October 16, 2017, the Company received an amount of $40,000 from a third party. The note bears interest at a rate of 6% per annum, and is due one year from issue date.

As of October 31, 2017, the Company has accrued interest of $43,214 in respect of the aforementioned notes.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 10: RELATED PARTY TRANSACTIONS

As of October 31, 2017, and January 31, 2017, related parties are due a total of $362,060 and $616,994, respectively

	July 31, 2017	January 31, 2017

Related party payable (1)(2)(4)(5)(6)	$332,060	$293,714

Notes payable (3)(4)	30,000	323,280

Total related party transactions	$362,060	$616,994

Related party payable	Mr. Jeffery Taylor (1)(3)	Mr. Don Lee Taylor (1)(3)	Ms. Jennifer Taylor (2)	Mr. Michael Rountree (4)	L. John Lewis (5)	S. Randall Oveson (6)	Mr. Andy Tucker (7)	Total
Balance, January 31, 2016	$9,583	$8,750	$-	$-	$-	$-	$-	$18,333

Add: Management fee	115,000	105,000	-	25,000	-	-	-	245,000
Advertising and marketing	-	-	-	100,000	-	-	-	100,000
General and admin	-	-	18,000	-	-	-	-	18,000
Reimbursed expenses	35,412	47,064	-	540	-	-	-	83,016
Accrued loan interest	152	152	-	826	-	-	-	1,130
Deduct: cash payment	(77,807)	(85,958)	(8,000)	-	-	-	-	(171,765
Balance, January 31, 2017	82,340	75,008	10,000	126,366	-	-	-	293,714

Add: Management fee	86,250	78,750	-	275,000	50,000	50,000	43,334	583,334
Advertising and marketing				900,000	-	-	-	900,000
General and admin	-	-	18,000	-	-	-	-	18,000
Reimbursed expenses	6,583	5,900	2,456	610	-	-	-	15,549
Accrued loan interest	112	112	-	4,643	-	-	-	4,867
Deduct: cash payment	(107,555)	(102,774)	(21,456)	(775,313)	-	-	-	(1,007,098)
Assigned to third party				(481,306)				(481,306)
Balance, October 31, 2017	$67,730	$56,996	$9,000	$50,000	$50,000	$50,000	$43,334	$327,060

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 10 : RELATED PARTY TRANSACTIONS (cont'd)

(2)
During three and nine months ended October 31, 2017 the Company was invoiced a total of $6,000 and $18,000, respectively, in consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors.

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor.

As of October 31, 2017, the Company has accrued $528 as interest with respect to the above notes.  The notes were not repaid on their due dates of August 17, 2016, and are now due on demand.

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

Rountree Consulting Inc. ("Rountree"), a company controlled by our COO, provides marketing and advertising services, site and app hosting and network administration, support finance and bookkeeping work and technical & design services to the Company. During the three and nine months period ended October 31, 2017, Rountree Consulting Inc. invoiced $375,000 and $1,125,000, respectively.

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $293,280 from Rountree for operating expenses. The notes bear interest at a rate of 1% per annum, and are each due three months from issue date. None of the notes were retired upon maturity and the total balance remains payable.

During the nine month period ended October 31, 2017, the Company received further accumulated advances of $633,195 from Mr. Rountree. The notes bear interest at a rate of 1% per annum, and are each due three months from issue date.  Over the period to October 31, 2017 a total of $926,475 became due and payable on the three-month anniversary of each advance. As of October 31, 2017, the Company has accrued interest of $5,469 in respect of the accumulated amount payable.

Effective on October 31, 2017, a third party agrees to purchase debt owed to Mr. Rountree in the amount of $1,407,781 including certain debt in the principal amount of $926,475 plus accrued interest of $5,468 and certain unpaid invoices owed to Rountree of $475,838). (ref Note 11 – Convertible note and derivative liability)

(5)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 10 : RELATED PARTY TRANSACTIONS (cont'd)

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

NOTE 11: CONVERTIBLE NOTE AND DERIVATIVE LIABILITY

On October 31, 2017 a third party agreed to purchase debt owed to Mike Rountree by the Company in the amount of $1,407,781 with a maturity date on or before November 1, 2018. Interest shall be 1% per annum, beginning on November 1, 2017 on the total amount of the debt of $1,407,781, and paid every 120 days on any outstanding balance, and shall begin to accrue on the date of conveyance.

At the Maturity Date of this convertible debenture, Lender has the option to:

(a)
Convert the $1,407,781 Debt, plus accrued interest, into shares of Eco Science Solutions, Inc. Common Stock, at the rate of 15% discount to the closing price on the day of lender's conversion request, per share; or

(b)	Lender may demand full payment of $1,407,781 or any unpaid balance of the original debt, plus accrued interest from the Company.

The Company analyzed the above convertible debenture under ASC 815-10-15-83 and concluded that this convertible debenture meets the definition of a derivative. We estimated the fair value of the derivative on the inception dates, and subsequently, using the Black-Scholes valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk-free rates) that are necessary to fair value complex derivate instruments.

The carrying value of these convertible notes is as follows:

	October 31, 2017	January 31, 2017
Face value of certain convertible notes	$1,407,781	$-
Less: unamortized discount	(1,311,998)	-
Carrying value	$95,793	$-

The unamortized discount of $1,311,998 associated with above note will be expensed in future periods.

As a result of the application of ASC No. 815 in period ended October 31, 2017 the fair value of the conversion feature is summarized as follows:

Balance at January 31, 2017	$-
Derivative addition associated with convertible notes	1,311,998
Loss on change in fair value	-
Balance at October 31, 2017	$1,311,998

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of October 31, 2017 and commitment date:

October 31, 2017 (commitment date)
Expected dividends	0
Expected volatility	239%
Expected term	1 year
Risk free interest rate	1.43%

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 12: COMMON STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of October 31, 2017, there were 46,557,572 shares issued and 45,557,572 outstanding and 46,331,186 issued and 45,331,186 outstanding as at January 31, 2017

Common stock issued during the nine-month period ended October 31, 2017

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

On September 22, 2017, the Company issued 200,000 shares of restricted stock valued at $50,000 or $0.25 per share, the fair market value on the date of issue pursuant to the Assignment Agreement entered between Ga Du Corporation and G&L Enterprises. (ref: Note 7).

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

On May 9, 2016, the Company issued a total of 1,375,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI. (ref; Note 4)

On August 5, 2016, the Company issued a total of 1,250,000 shares of common stock valued at $0.01 per share in relation to a consulting agreement with SDOI. (ref; Note 4)

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 12: COMMON STOCK (cont'd)

Common Stock (cont'd)

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

As of October 31, 2017, and January 31, 2017, no Series A Voting Preferred Shares were issued.

NOTE 13: COMMITMENTS

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 13: COMMITMENTS cont'd)

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

(d)
The Company has entered into verbal agreements with Take2L, an arms length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. As at October 31 2017 an amount of $468,810 is due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company, and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 14: CONTINGENCIES

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

On November 3, 2017, a purported shareholder of Eco Science Solutions, Inc. (the "Company"), Mr. Hans Menos, filed a verified shareholder derivative complaint against Jeffrey L. Taylor, Don L. Taylor (collectively, Jeffrey and Don Taylor are the "Taylors"), L. John Lewis, S. Randall Oveson, the directors and officers in the Company, and Gannon Giguiere in the United States District Court for the District of Nevada (the "Nevada Federal Complaint").  The Company is identified as a nominal defendant, against which no claims are plead.  The Nevada Federal Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company.  The Nevada Federal Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Taylors, unjust enrichment against all individual defendants, abuse of control against the Taylors, gross mismanagement against the Taylors, waste of corporate assets against the Taylors and aiding and abetting breach of fiduciary duty against all individual defendants.  The Nevada Federal Complaint (1) seeks judicial declarations that (i) Mr. Menos may maintain this action on behalf of the Company and (ii) all individual defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of all individual defendants; (3) seeks an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.

NOTE 15: INCOME TAXES

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

Operating loss carry-forwards generated during the period from December 8, 2009 (date of inception) through October 31, 2017 of approximately $16,271,000, will begin to expire in 2029.   The Company applies a statutory income tax rate of 34%.

Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $3,929,000 at October 31, 2017. For the nine months period ended October 31, 2017 and 2016 the valuation allowance increased by approximately $1,889,900 and $667,900, respectively.

NOTE 16: SUBSEQUENT EVENTS

On November 14, 2017, ESSI entered into an Endorsement Agreement with Mr. Stephen Marley.  The terms of the Agreement allow for Mr. Marley to act as a Spokesperson for ESSI and to provide his endorsement of all ESSI products and services, domestically, and worldwide. The term of the Agreement is for one year, with automatic yearly renewals, unless terminated by either party with thirty days prior notice.  Mr. Marley will be compensated in the amount of Ten Thousand Dollars ($10,000) per month, and the issuance of one million shares of restricted ESSI Common Shares.

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

Current business overview

Currently our business is in a pre-revenue stage, wherein we are investing in Research & Development in order to build both consumer and enterprise technologies, along with brand advertising to create consumer and professional awareness of our service offering. Once we have gained a large enough audience and successfully implement our newly acquired financial services platform, the Company expects to begin monetizing all of its available assets.

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

On November 14, 2017, ESSI entered into an Endorsement Agreement with Mr. Stephen Marley to assist in the marketing of our platform, products and services.  Under the agreement, Mr. Marley may act as a Spokesperson for ESSI and provide his endorsement of all ESSI products and services, domestically, and worldwide. The term of the Agreement is for one year, with automatic yearly renewals, unless terminated by either party with thirty days prior notice.

Results of Operations

Comparison of the three and nine months ended October 31, 2017 and 2016

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited financial statements for the nine months ended October 31, 2017:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operation expenses:
Depreciation	1,294	189	2,333	440
General and Administrative expenses:	662,754	216,019	2,145,863	426,093
Advertising and marketing	337,056	605,018	1,441,396	1,296,327
Impairment of goodwill	-	-	18,400,000	-
Total operating expenses	1,001,104	821,226	21,989,592	1,938,879

Net operating loss	$(1,001,104)	$(821,226)	$(21,989,592)	$(1,938,879)

Revenue

While the Company has expanded its' overall business operations through the addition of the Ga Du subsidiary, during the current three and nine months ended October 31, 2017 it has not generated revenues from its business operation. While the Company does not provide revenue and profit forecasts, Management is working collectively to commence revenue generating activities within the upcoming two quarters.

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

General and Administrative Expenses

Three months ended October 31, 2017:

	For the Three Months Ended October 31,		Variances
	2017	2016

General and Administrative expenses:
Legal, accounting and audit fees	$92,759	$16,779	$75,980
Management and consulting fees	376,575	58,985	317,590
Research, development, and promotion	81,200	112,000	(30,800)
Transfer agent and filing fees	540	1,770	(1,230)
Office supplies and other general expenses	111,680	26,485	85,195
Total general and administrative expenses	$662,754	$216,019	$446,735

General and administrative expenses, exclusive of amounts expended on advertising and marketing or impairment of goodwill charges in the three-month period ended October 31, 2017 totalled $662,754 ($216,019 - 2016).  Costs include a total of $376,575 for management and consulting fees as compared to $58,985 in the comparative three months ended October 31, 2016. During the current fiscal year the Company has expanded its management and consulting staff. Further, legal, accounting and audit fees incurred in the three-month period ended October 31, 2017 totalled $92,759, as compared to only $16,779 in the prior comparative period.  The substantive increase in management and professional fees is due to the increase in the Company's operations period over period and the retention of new staff and consultants.  In particular consulting fees in the period include technical project management, technical software development and cloud based data center management.  The services span the Company's technical platforms from e-commerce, mobile applications, enterprise software and data center management. The dramatic increase in legal fees period over period is due to certain due diligence fees paid in respect of certain third-party contracts as well as increased legal costs due to the increase in operations.  The Company expended a total of $81,200 on research, development and promotion in the current three months as compared to $112,000 in the prior comparative three-month period.  Current period expenditures include sponsorship and licencing fees as the Company moves to expand its brand awareness.  Office supplies and other general expenses also experienced a substantial increase period over period from $26,485 (2016) to $111,680 in the current three months period as the Company expanded its operations.

Nine months ended October 31, 2017:

	For the Nine Months Ended October 31,		Variances
	2017	2016

General and Administrative expenses:
Legal, accounting and audit fees	$252,085	$74,993	$177,092
Management and consulting fees	1,002,108	206,752	795,356
Research, development, and promotion	645,085	286,500	358,585
Transfer agent and filing fees	2,175	4,180	(2,005)
Office supplies and other general expenses	244,410	69,687	174,723
Total general and administrative expenses	$2,145,863	$642,112	$1,503,751

General and administrative expenses, exclusive of amounts expended on advertising and marketing or impairment of goodwill charges in the nine-month period ended October 31, 2017 totalled $2,145,863 ($642,112 - 2016).  Costs for the nine months comparative periods include a total of $1,002,108 for management and consulting fees as compared to $206,752 in the comparative nine months ended October 31, 2016.  Further, legal, accounting and audit fees incurred in the nine-month period ended October 31, 2017 totalled $252,085, as compared to only $74,993 in the prior comparative period.   The substantive increase in management and professional fees is due to the increase in the Company's operations period over period and the retention of new staff and consultants.  Further legal fees period over period increased dramatically due to certain due diligence fees paid in respect of certain third-party contracts as well as increased legal costs due to the increase in operations.  The Company expended a total of $645,085 on research, development and promotion in the current nine months as compared to $286,500 in the prior comparative nine-month period.  Current period expenditures include sponsorship and licencing fees as the Company moves to expand its brand awareness.  Office supplies and other general expenses also experienced a substantial increase period over period from $69,687 (2016) to $244,410 in the current nine months period as the Company expanded its operations.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2017, the Company had a working capital deficit of $4,207,494 and an accumulated deficit of $65,557,595. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 9) there can be no guarantee the Company will receive proceeds sufficient to meet its ongoing operational overheads from these sales, or that these sales will occur.

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

Liquidity and Capital Resources

As October 31, 2017, the Company had total current assets of $142,632, and total current liabilities of $4,350,126 as compared to $244,941 in current assets and $1,021,002 in total current liabilities at the fiscal year ended January 31, 2017. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible debt instruments, equity lines and loans with third parties.  Repayment of certain of these financing instruments are suspended while the Company is processing its application to relist on a public exchange in the United States. While the Company is working towards generating revenue to offset some of its existing operating expenditures, it is possible that without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it may need to find additional capital. Previously, the Company has financed many of its key expenditures by way of issuance of shares to its key creditors for services provided and fees incurred. The Company is currently looking for additional sources of capital to meet its ongoing operational overheads and its liabilities have increased substantially in the current period. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required.

Cash flows from operating activities

During the nine months ended October 31, 2017 and 2016 the Company used $2,405,554 and $200,862 of cash flow for operating activities respectively. The increase in cash used in operating activities is primarily attributable to an increase in costs during the period associated with the Company's new operational focus.  During the prior nine-month period ended October 31, 2016, the Company recorded liabilities from unissued shares of $849,826, a loss on shares issued for fees and services of $684,748, stock based compensation of $25,000 and amortization of debt discount of $5,535with no comparative charges in the current nine-month period ended October 31, 2017.  In addition, during the period ended October 31, 2017 the Company increased related party payables by $519,652 as compared to an increase of $126,302 in the prior period, and reported an increase to accounts payable of $697,568 as compared to an increase of only $49,640 in 2016. The Company recorded an increase to prepaid expenses of $36.983 in the current period compared to $817 in the prior comparative nine-month period. Finally, the Company recorded an impairment loss on goodwill of $18,400,000 in the current period with no comparative charges in the prior fiscal period.  The impairment loss relates to the value of shares issued for the acquisition of the Company's wholly owned subsidiary, Ga Du Corporation.

Cash flows from investing activities

During the nine months ended October 31, 2017, the Company expended $13,266 to purchase equipment as compared to $2,263 in the nine months ended October 31, 2016.

Cash flows from financing activities

During the nine months ended October 31, 2017 the Company received proceeds from notes payable totalling $2,175,695 as compared to $266,610 in the prior comparative period.  During the nine months ended October 31, 2017 the Company received proceeds totalling $633,195 (2016- $35,000) from related party loans, with no repayments in the current six months ended October 31, 2017 as compared to $5,000 in repayments in the prior comparative period.    In addition, the Company expended $7,500 with respect to its share buyback program and returned 1,000,000 shares to treasury during the nine months ended October 31, 2016 with no similar transactions in the current nine-month period ended October 31, 2017.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the nine months ended October 31, 2017.  Refer to Note 2 to our unaudited financial statements contained herein.

Recently issued accounting pronouncements

In August of 2017, the FASB issued guidance to better align the financial reporting related to hedging activities with the economic objectives of those activities and to simplify the application of current hedge accounting guidance. Entities are required to apply the guidance using a modified retrospective method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted. Management is evaluating.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the nine months ended October 31, 2017 that have materially, or are reasonably likely to materially, affect the Company's internal controls over financial reporting.

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

On November 3, 2017, a purported shareholder of Eco Science Solutions, Inc. (the "Company"), Mr. Hans Menos, filed a verified shareholder derivative complaint against Jeffrey L. Taylor, Don L. Taylor (collectively, Jeffrey and Don Taylor are the "Taylors"), L. John Lewis, S. Randall Oveson, the directors and officers in the Company, and Gannon Giguiere in the United States District Court for the District of Nevada (the "Nevada Federal Complaint").  The Company is identified as a nominal defendant, against which no claims are plead.  The Nevada Federal Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company.  The Nevada Federal Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Taylors, unjust enrichment against all individual defendants, abuse of control against the Taylors, gross mismanagement against the Taylors, waste of corporate assets against the Taylors and aiding and abetting breach of fiduciary duty against all individual defendants.  The Nevada Federal Complaint (1) seeks judicial declarations that (i) Mr. Menos may maintain this action on behalf of the Company and (ii) all individual defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of all individual defendants; (3) seeks an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.

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

On September 22, 2017, the Company issued 200,000 shares of restricted stock valued at $50,000 or $0.25 per share, the fair market value on the date of issue pursuant to the Assignment Agreement entered between Ga Du Corporation and G&L Enterprises. (ref: Note 7 to the financial statements included herein).

On November 14, 2017, ESSI entered into an Endorsement Agreement with Mr. Stephen Marley.  The terms of the Agreement allow for Mr. Marley to act as a Spokesperson for ESSI and to provide his endorsement of all ESSI products and services, domestically, and worldwide. The term of the Agreement is for one year, with automatic yearly renewals, unless terminated by either party with thirty days prior notice.  Mr. Marley will be compensated in the amount of Ten Thousand Dollars ($10,000) per month, and the issuance of one million shares of restricted ESSI Common Shares, which were issued on December 12, 2017.
The Company will claim an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of the aforementioned shares pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are "accredited investors" and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

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
*
3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant's Current Report on Form 8-K filed November 13, 2012)	*
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant's Current Report on Form 8-K filed January 3, 2013)	*
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant's Current Report on Form 8-K filed February 18, 2014)	*
3.8	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016	*
10.1	Note assignment and Purchase agreement dated October 31, 2017		*
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
(32)	Section 1350 Certifications
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
(101)	Interactive Data Files
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
(1)To be filed by Amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: December 20, 2017	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director