Form 10-Q/A
period 2017-10-31
ECO SCIENCE SOLUTIONS, INC.
filed 2017-12-22
CIK 1490873

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") of Eco Science Solutions, Inc. for the nine months ended October 31, 2017 is being submitted solely to file Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-Q (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q filed as of December 20, 2017.

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

ECO SCIENCE SOLUTIONS, INC.

Dated: December 22, 2017	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director