Form 10-K
period 2018-01-31
ECO SCIENCE SOLUTIONS, INC.
filed 2018-11-19
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[X]

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of July 31, 2017 was $8,750,045 based on a closing price of $0.50 for the Common Stock on July 31, 2017, the closest available date to last business day of the Registrant's most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

46,557,572 Common Shares outstanding as of October 31, 2018

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
• adverse state or federal regulations that may affect the cannabis industry

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

In this form 10-K references to "we", "us", "our", "ESSI", and "Eco Science"" mean Eco Science Solutions, Inc., a Nevada corporation. References to "Ga-Du" mean Ga-Du Corporation, our wholly owned subsidiary.

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

Corporate Overview

The Company's principal executive office is located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.  The Company's telephone number is 800-379-0226.   The Company's website is www.ecossi.com.

The Company's common stock symbol is "ESSI".  During May 2017 the trading of ESSI shares on the public exchanges was suspended, and although the suspension has been lifted, a Form 15c2-11 with current information must be filed with the Financial Industry Regulatory Authority (FINRA) prior to the caveat emptor status being lifted, and before trading can resume.  The Company is in the process of getting a Form 15c2-11 filed; as soon as it meets FINRA's criteria, it will be filed.

On February 14, 2014, the company effected a 1,000- for 1 reverse split.  All share and per share figures herein reflect the impact of the split.

Corporate History

Formation and Business Development

The Company was incorporated in the state of Nevada on December 8, 2009, under the name Pristine Solutions, Inc. The Company's wholly owned subsidiary, Pristine Solutions Limited, was incorporated under the laws of Jamaica. The Company's original business plan focused on developing a network of sales points for the sale and service of tankless water heaters in Jamaica, through Pristine Solutions Limited. The Company's aim was to become the first tankless water heater company specializing in tankless-only products to enter the Jamaican market, and the only company in the Jamaican market offering solar-powered tankless water heater products.  As part of its plan, on December 30, 2009, the Company entered into a distribution agreement with Zhongshan Guangsheng Industry Co., Ltd., of China ("Zhongshan"), the manufacturer of the tankless water heaters.   Zhongshan manufactures the tankless water heaters under the brand Gleamous Electric Appliances.

On March 7, 2012, the Company filed a Certificate of Change with the State of Nevada increasing the shares of common stock from 100,000,000 to 650,000,000 common stock; par value $0.0001 and decreasing the shares of Preferred Stock from 100,000,000 to 50,000,000; par value $0.001.

On August 22, 2012, Christine Buchanan-McKenzie, the Company's former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a member of the Board of Directors, resigned from all positions with the Company.   The resignation did not involve any disagreement with the Company on any matter relating to the Company's operations, policies or practices. On the same day, Mr. Michael Borkowski was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and the sole member of the Board of Directors of the Company. Concurrently the Company determined to change its business focus.

On August 23, 2012, the Company changed its fiscal year from December 31 to January 31.

On August 23, 2012, the Company and its controlling stockholders entered into a Share Exchange Agreement (the "Share Exchange") with Eaton Scientific Systems, Ltd., a Nevada corporation ("ESSL") and the shareholders of ESSL (the "ESSL Shareholders"), whereby the Company acquired 25,000 shares of common stock (100%) of ESSL (the "ESSL Stock") from the ESSL Shareholders.   In exchange for the ESSL Stock, the Company issued 25,000shares of its common stock to the ESSL Shareholders.  In addition, the Company's Chief Executive Officer, Mr. Michael J. Borkowski, on behalf of the Company, entered into a Common Stock Purchase Agreement with the Company's controlling shareholder, and former President, Ms. Christine Buchanan-McKenzie, whereby the Company would purchase one hundred percent (100%), or 240,000 shares, of the Company's common shares owned by Mrs. Buchanan-McKenzie, at par value $.0001, and representing approximately 54.1% of the Company's total issued and outstanding shares.  The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012.  On October 23, 2012, the Common Stock Purchase Agreement was finalized, and a change in control of the Company took place.

In conjunction with the Share Exchange and Common Stock Purchase Agreement, the total shares held by the ESSL Shareholders are 265,000, or approximately 59.8% of the issued and outstanding common stock of the Company as of October 30, 2012.  Certain ESSL shareholders owning a total of 135,779 shares of the Company's common stock, representing approximately 30.64% of the issued and outstanding common stock of the Company, entered into three (3) separate twenty-four (24) month Lock-Up Agreements.  As a result of the Share Exchange and Common Stock Purchase Agreement, (i) there was a change in control of the Registrant; (ii) ESSL became the Company's wholly owned subsidiary; (iii) the ESSL became the Company's primary business, and (iv) on November 27, 2012, the Company changed its name to Eaton Scientific Systems, Inc.

Subsequently the Company determined to operate Eaton Scientific Systems, Ltd. ("Eaton Sub") a Nevada corporation and wholly owned subsidiary of the Company, as a privately held Company, until such time where it is sufficiently capitalized to increase the probability for its Clinical Trials of Homatropine ("Tropine 3") in oral suspension for the treatment of hot flash symptoms in pre-menopausal, menopausal and post-menopausal women, to be in a position to yield results that may provide the opportunity for a potential FDA approval for marketing to consumers in the US.

In October, 2013, the Company's Management was introduced to Domenic Marciano ("Marciano").  Marciano represented that he intended to acquire an exclusive license to a unique automotive product, the EcoFlora Spark Plug (the "EcoFlora Plug"), with a proprietary technology, and that the EcoFlora Plug has the potential to be uniquely positioned in the automotive parts business in the United States and International automotive parts marketplace.

On November 26, 2013, the Company and its Majority Shareholders (the "Majority Stockholders") entered into an Agreement for the Purchase of Common Stock (the "Stock Purchase Agreement") with Marciano whereby Marciano acquired 227,370 shares of the Company's common stock from the Majority Stockholders at par value $.0001, representing approximately 51.3% of the Company's total issued and outstanding shares, in exchange for cash in the amount of $22,737 (the "Cash Proceeds").  The Stock Purchase Agreement, and subsequent transaction closing, was completed on November 26, 2013, and a change in control of the Company took place.

In connection with the terms and conditions of the Stock Purchase Agreement and sale of 227,370 shares held by the Majority Stockholders:

1. Marciano appointed two new directors to the Company's board of directors; and
2. The "Lock-Up-Leak-Out" Agreements executed in October 2012 were cancelled by mutual agreement between the Board and the Company's Shareholders who were party to the Agreements.
3. The Majority Shareholders of the Company voted to "Spin-out" to its Shareholders, one hundred percent (100%) of the issued and outstanding shares of Eaton Scientific Systems Ltd., its operating subsidiary, as of the record date of November 25, 2013, on a one-for-one basis within sixty-days (60) of the Change of Control of the Company, or by January 25, 2014.

On December 4, 2013, the Company (the "Company") executed an Agreement of the License of Intellectual Property (the "License Agreement") dated November 4, 2013 with Eco Science Solutions International, Inc., a Canadian corporation ("ESS International"), for the exclusive license to the EcoFlora Plug, recently patented in the US and that has filed for Patent protection in Canada and the International community, based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology. In connection with the License Agreement, the Company issued ESS International 2,500,000 shares of the Company's Series "A" Convertible Preferred Stock ("Preferred Stock"), in exchange for the exclusive license of the Patent Applications, in perpetuity.  The Preferred Stock is convertible into common stock at a conversion rate of 10 common shares for each preferred share

On January 8, 2014, the Spin-out was complete, and Eaton Scientific Systems, Ltd. was no longer a subsidiary of the Company.

On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc.  and effected a 1000-to-1 reverse stock split.  As a result, the total shares of common stock issued and outstanding was 443,001 with a par value of $0.0001.

On April 4, 2014, the Company received notice from Eco Science Solutions International, Inc. to convert 100% of the Series "A" preferred shares into restricted common shares on a 10 for 1 basis.  As a result, on April 9, 2014, 25,000,000 shares of the Company's restricted common stock was issued, of which 19,866,668 shares were issued to the Company's chairman, Domenic Marciano, and 5,133,332 shares were issued to non-related parties.  Subsequent to the conversion, Eco Science Solutions International, Inc. no longer holds any shares of the Company's capital stock, and Mr. Marciano holds 20,094,038 shares of the Company's common stock, which represents 62.53% of the total issued and outstanding shares of the Company's common stock on a fully diluted basis.

On October 7, 2014, the US Patent and Trademark Office ("USPTO") issued Patent #8,853,925 for the EcoFlora Plug, based on its "Internal Pre-Combustion Chamber High Efficiency Spark Plug" technology, and has patent pending applications both in Canada and worldwide.

Effective August 28, 2015, the Agreements of the License of Intellectual Property dated November 4, 2013, and entered into with Eco Science Solutions International, Inc. was terminated.

On August 31, 2015, the Company executed an Asset Purchase Agreement with Kensington Marketing, Inc., a Nevada corporation, dated August 28, 2015 (the "Purchase Agreement"), to purchase a certain technology application known as "Stay Hydrated."  In exchange for the technology application, the Company will issue 1,500,000 restricted shares of the Company's common stock, valued at $150,000.

On September 3, 2015, 4,966,667 shares of the Company's issued and outstanding common stock were cancelled by the certificate holder.  As a result of this transaction, the shares were returned to treasury, and the total issued and outstanding shares of common stock was reduced to 26,176,334 shares.

On November 1, 2015, the Company entered into a new Employment Agreement with Mr. Borkowski (the "2015 Employment Agreement"). The Employment Agreement is for a term of one (1) year, and includes compensation in the amount of $36,000 per year, compensation for certain travel expenses, and grants to purchase 2,000,000 shares of the Company's common stock at par, which vest quarterly beginning November 1, 2015, at 500,000 shares per vesting period through August 1, 2016 (the "2015 Stock Award"). In connection with the 2015 Stock Award, $160,000 has been recorded as deferred compensation, to be amortized over the next 9 months.

On November 19, 2015, in accordance with his 2015 Employment Agreement, the Company issued 500,000 shares of restricted common stock, valued at $40,000, to its President for cash in the amount of $500. As a result, additional paid in capital was reduced by $49,500.

On December 7, 2015, the Board of Directors approved the authorization of a 1 for 50 reverse stock split of the Company's outstanding shares of common stock. On December 11, 2015, the Company obtained the written consent of a stockholder, Domenic Marciano, an individual, holding 71% voting power of the Company's outstanding capital stock as of December 1, 2015, to effect the reverse stock split.

On December 9, 2015, in accordance with a certain Asset Purchase Agreement dated August 28, 2015, the Company issued 1,500,000 shares of restricted common stock, valued at $150,000.

On December 10, 2015, Mark Dilley resigned as a Director of the Company.

On December 15, 2015, Domenic Marciano, the Company's majority shareholder, sold his shares in a private transaction equally to Mr. Jeffery Taylor and to Mr. Don Taylor.  Mr. Jeffery Taylor and Mr. Don Taylor are now the controlling shareholders of the Company and own the majority of issued and outstanding shares.

On December 17, 2015, Michael Borkowski resigned as Director, President and Chief Executive Officer of the Company.

Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer and President of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company.

On December 21, 2015 the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one year terms at the election of both parties.  Jeffery Taylor receives an annual gross salary of $115,000 and Don Lee Taylor receives an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company's actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive's past or future employment by the Company or any Affiliates, or any predecessor thereof ("Work Product"), belong to the Company, or its Affiliates, as applicable.

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

On January 11, 2016, Mr. Domenic Marciano tendered his resignation as Chairman of the Board of Directors of the Company, Secretary and Treasurer and Mr. Jeffery and Mr. Don Taylor were appointed to the Company's Board of Directors.  Mr. Jeffery Taylor was appointed Secretary and Mr. Don Lee Taylor was appointed Treasurer.

Concurrently, on January 11, 2016, the Company cancelled the agreement with Kensington Marketing, cancelled 1,500,000 shares of Common Stock issued to Kensington Marketing, and returned the "Stay Hydrated" application the Company acquired in exchange for the 1,500,000 shares.

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

To date, no further shares have been repurchased by the Company.

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

On January 15, 2017, Eco Science Solutions, Inc. entered into an Equity Purchase Agreement with Phenix Ventures, LLC, Under the terms of the Agreement, Phenix Ventures has agreed to purchase up to 10,000,000 Shares of the Company's Common Stock upon "Put Notices" of the Company, to Phenix Ventures.  Additionally, pursuant to the terms of the Agreement, a Form S-1 Registration Statement was filed with the Securities and Exchange Commission on January 27, 2017, to register the 10,000,000 Shares. The Registration Statement was deemed effective on May 12, 2017.  No shares have been sold under this offering.

A Complaint was filed against Gannon Giguiere, president of Phenix Ventures, in July 2018, by the SEC, which alleges Mr. Giguiere's involvement in certain activities, of which the Company, its' officers, board members, and others directly involved with the Company, have no knowledge of.  Until the Complaint is resolved, no funding will be provided by Phenix Ventures to the Company.

To date, there have been no Put Notices and no funding available from Phenix Ventures under the Registration Statement; additionally, no shares have been issued pursuant to the registration statement

On April 16, 2017, the Company entered into a Sponsorship, Content Development and Licensing Agreement with Roaring Lion Tours, Inc., for the licensing and distribution right to content developed during Kaya Fest, in Miami, Florida on April 22, 2017.  The arrangement allowed for the Company to sponsor the Kaya Festival as well as the right to use any audio and audio-visual content developed by the Kaya Festival.  Roaring Lion Tour, Inc. develops inspirational and education content that further promotes the benefits of medical marijuana. Roaring Lion Tours is owned by Stephen Marley who is also the curator of Kaya Fest, a star-filled awareness and music festival that is focused on the creating public awareness of the many uses and medical benefits of the cannabis plant.

On June 21, 2017, Eco Science Solutions, Inc. (ESSI) entered into a Stock Purchase Agreement ("SPA") with the shareholders of Ga-Du Corporation, a Nevada corporation ("Ga-Du", "Sellers"), wherein, ESSI agreed to purchase, and Sellers agreed to sell 100% of the shares of capital stock of Ga-Du to ESSI, in exchange of fifteen million (15,000,000) shares of ESSI Common Stock, that shall be issued to Seller's, pursuant to the SPA.  Among the additional material terms of the SPA was Seller's right to receive additional consideration in the form of cash payment(s) payable only upon the achievement of certain milestones (the "Milestone Payments") described in Exhibit B of the SPA provided that: (i) all of the Milestones must be reached within not more than twelve (12) months from the date of the execution of this Agreement; (ii) each Milestone shall be treated as distinct and the failure to reach any single Milestone shall not affect the availability of the Milestone Payment(s) related to any other Milestone(s).

Additionally, ESSI, on June 21, 2017, entered into Employment and/or Consulting Agreements with each of the Sellers.  Pursuant to their respective agreements with the wholly owned subsidiary of ESSI, Ga-Du Corporation, John Lewis serves as the Chief Executive Officer of Ga-Du Corporation, Andy Tucker acts as Special Consultant to Ga-Du Corporation, Dante Jones serves as a Special Advisor to Ga-Du, and Wendy Maguire serves as the Vice President of Business Development of Ga-Du.  Payment of compensation for these individuals has been deferred and is accruing at the rate of $10,000 per month.  Further, ESSI entered into Employment Agreements with Michael D. Rountree, who serves as Chief Operating Officer of ESSI, and with S. Randall Oveson, who serves as the Chief Operating Officer of Ga-Du Corporation.

Each of the Employment and/or Consulting Agreements are for a term of two years, renewable upon mutual consent, with an annual salary of $120,000 per year.

Following the closing of the SPA, Ga-Du Corporation became a wholly owned subsidiary of ESSI, bringing to ESSI a Financial Services Platform, as well as Inventory Control and Advisory Software Platforms, and Retail Inventory Control, bringing important enterprise technologies in-house.

ESSI agreed to the issuance of 1,000,000 restricted shares of the Company's Common Stock to DEEPSEA SOLUTIONS, LLC, in consideration for arranging the transaction between the Company and Ga-Du Corporation Shareholders.

On June 21, 2017, and pursuant to the Stock Purchase Agreement, ESSI appointed L. John Lewis and S. Randall Oveson, both representatives of Ga-Du Corporation, to the Board of Directors, effective June 21, 2017.

On June 21, 2017, ESSI appointed Michael Rountree as Chief Operating Officer of ESSI.

On June 21, 2017, L. John Lewis was appointed Chief Executive Officer of Ga-Du Corporation, Wendy Maguire as Vice President of Business Development of Ga-Du Corporation, and S. Randall Oveson as Chief Operating Officer of Ga-Du Corporation.

On September 22, 2017, for the benefit of existing ESSI shareholders, and to allow for successful future capital raising, ESSI amended both the Stock Purchase Agreement and the Employment/Consultant Agreements previously entered into with the founders of Ga-Du Corporation on June 21, 2017.

The Amendment to the Stock Purchase Agreement eliminated the clause (paragraph 2.6) allowing for the issuance of 15,000,000 additional shares upon the acquisition of a banking interest and the Amendment to the Employment/Consultant Agreements eliminated the clause (paragraph 3(b) (Employment Agreement) and paragraph 6 (Consultant Agreement)) allowing the Ga-Du employees/consultants options to purchase shares of ESSI Common Shares, under those employment/consultant agreements.

Additionally, on September 22, 2017, and in order to avoid diluting the holdings of existing ESSI Shareholders, Jeffery and Don Taylor, CEO and CFO of ESSI, agreed to return 8,000,000 Shares each of ESSI's Common Stock of their own to the Company for cancellation, effective September 22, 2017.

Further, on September 22, 2017, Ga-Du Corporation entered into an Assignment Agreement with G&L Enterprises, wherein G&L Enterprises assigned, to Ga-Du Corporation, all of its rights, interest in, and obligations under a License and Master Marketing Agreement (LMMA) it entered into with Alliance Financial Network, Inc. ("AFN", "Alliance") on September 6, 2017.  The basic terms of that Agreement are as follows:

Alliance provides certain financial and enterprise services to businesses and individuals, including the Cannabis Industry, on a programmatic or membership basis (the "Financial Program"), of which Alliance derives fees and income from enrolling companies in the Financial Program and providing a range of services, with respect to which AFN and Ga-Du may derive fees and income, for such clients (the "Members") according to the AFN pricing schedule (the "Fees").

Alliance Financial Network is registered with FinCEN (MSB Registration Number: 31000094744769) as a "non-bank financial institution", compliant with the AML/BSA guidelines of FinCEN, and is regulated by the IRS.  Operating a mobile application known as eXPO™ electronic eXchange Portal, Alliance provides virtual financial and enterprise services to businesses and individuals, which are challenged in the traditional banking systems, generally are those that require more intensive compliance than banks are willing, or able to perform and/or which do not have the technical expertise or financial wherewithal to develop the range of FinTech solutions accounting and enterprise management softwares.  One such industry is the cannabis industry; Alliance is configured to establish Membership relationships with businesses in this industry, following a full compliance audit on the business.

Ga-Du and ESSI agreed to issue two hundred thousand (200,000) restricted shares of ESSI common stock to Alliance.  Alliance acknowledges that: (i) the shares are unregistered; (ii) the shares, when issued, will have restrictive language such that they may not be deposited for trading until they are registered, or, upon meeting certain criteria, they are exempt from registration; and (iii) the trading of ESSI shares on the public exchanges was suspended, and although the suspension has been lifted, a Form 15c2-11 with current information must be filed with the Financial Industry Regulatory Authority (FINRA) prior to the caveat emptor status being lifted.

Ga-Du shall have the exclusive right to undertake marketing responsibilities of all of Alliance's Financial Services and software to businesses in the Cannabis industry, initially in Florida, Massachusetts, Oregon and Washington, based on opportunities and licensing in those states, with plans to extend throughout the United States, provided that it shall not extend to any states where Cannabis sales have not been legalized by that state's laws.
Ga-Du shall be credited with and compensated with a share of all Cannabis related revenues received by Alliance regardless of the source of revenues, or the party that obtained a member/customer that generated the revenues.

Alliance provides all software platform(s) necessary to deliver the Financial Services, assure compliance with appropriate Federal Requirements and international money laundering restrictions, administer all compliance, enrollment, and collection of fees from the Members contracting with Alliance, provide any and all necessary marketing or other materials describing Alliance's services and program, will forward any required Sales Commissions to the appropriate recipients, and assure adequate customer service at all times.

Alliance is responsible for the functional operation of any software utilized in providing its services and for the administration and handling of monies and/or any credits relating thereto and, in the event of any claim, cause of action or lawsuit (together the "Claims") for failure to properly administer such responsibilities, Alliance shall have the sole obligation to defend such Claim(s) and shall fully indemnify, defend and hold harmless Ga-Du from and against such Claims.

Alliance maintains accounting and data concerning the income from the Cannabis Industry and will generate a monthly income statement as to each of the following revenue streams: (i) membership fees; (ii) cash depository fees; (iii) merchant processing and credit card fees; (iv) transfer fees; and (v) advertising fees.

Alliance and Ga-Du will split compensation derived from income generated from enrollees of Ga-Du as follows: (a) for income from point of sale payments to merchants, after deducting any Sales Commissions and cost basis (interchange and bank fees), Alliance will receive forty percent (40%), and Ga-Du shall receive sixty percent (60%); (b) for income from cash depository business deriving from the Cannabis industry, Alliance will receive sixty five percent (65%), and Ga-Du will receive thirty five percent (35%); (c) for income derived from membership fees from the Cannabis industry, Alliance and Ga-Du will split the revenue 40/60 as in (a) above; (d) for income generated from transfer fees, Alliance and Ga-Du will split the revenue on a 50/50 basis; and (e) for any other income derived from providing services to the Cannabis industry, Alliance and Ga-Du will split the income on an equal fifty/fifty basis, except that income derived from advertising fees paid by advertisers utilizing Alliance's kiosks will be split eighty-five percent (85%) to Alliance and fifteen percent (15%) to Ga-Du.

Additionally, the terms of the License and Master Marketing Agreement G&L entered into with Alliance included a $100,000 Convertible Promissory Note payable to G&L, based upon money G&L loaned to Alliance; the sole member of G&L Enterprises, L. John Lewis, is one of the founding members of Ga-Du Corporation.

On September 22, 2017, G&L Enterprises assigned the $100,000 Convertible Promissory Note to Ga-Du Corporation it entered into with Alliance Financial Network, Inc. on July 6, 2017. The terms of the Note are for one year with 12% interest, and following the above-referenced assignment, payable to the Ga-Du Corporation.  Furthermore, the Note can, at Ga-Du's option, be converted upon maturity into 1.12% of the equity of Alliance.

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

On March 5, 2018, an Addendum to the LMMA entered into between Ga-Du, the Company and AFN. (d/b/a eXPOTM) ("Alliance", "eXPOTM"), and dated September 6, 2017, was entered into and agreed upon, wherein the LMMA was amended to reflect the right of Ga-Du to receive revenue from Colorado businesses; the LMMA originally excluded existing Colorado business as any revenue generating businesses.

The Addendum allows for the following split:

"With respect to the fee split between Alliance and Ga-Du as to income derived from cash depository business designated by eXPOTM as "Legacy Cash" deposited from businesses in the Cannabis industry, or other cash depository business brought in by Ga-Du, the Company shall receive fifty percent (50%) of all revenues and Ga-Du shall receive fifty percent (50%) of all such revenues (the "Cash Depository Revenues")".

Among other things, in exchange for the split, whereby Ga-Du is to receive 50% of all revenues, Ga-Du agreed to pay to Alliance $405,000 in three tranches, for operational expenses and business development in the State of Colorado as well as in other states.  Ga-Du's CEO, L. John Lewis, personally advanced $170,000 of this sum to Alliance and the Company has entered into a Note dated July 31, 2018with Mr. Lewis to repay this sum.  Mr Rountree personally advanced $35,000 of this sum during July and August 2018, and the amount has been recorded as related party payables.

Additionally, Ga-Du, from October 15, 2017, and going forward, is entitled to receive 10% of all of Alliance's net revenue earned from Colorado revenues.

The final payments were concluded making the Addendum Effective, and retroactive to March 5, 2018.  Pursuant to AFN's record books, and accounting, the following amounts have been credited to Alliance: (1) Cumulative eXPOTM Credit Exchange (through October 31, 2018):  $ 24,365,025 (2) Cumulative Cash Pick-Ups (through October 31, 2018): $11,546,079; and (3) Total Revenue (through October 31, 2018): $284,310.  The amount payable through October 31, 2018, to Ga-Du is $28,431 (10% of net revenue generated by Colorado Business).

On April 1, 2018, the Company entered into a Sponsorship Agreement with Fruit of Life Productions, LLC.  The terms of the Agreement allow the Company to sponsor Kaya Fest 2018, to be held in San Bernardino, California, and to be acknowledged by Fruit of Life Productions as a Sponsor at Kaya Fest.  In return, the Company agrees to pay Fruit of Life Productions $250,000.  Sponsorship benefits will include, among other things, the following:

(1) Main Stage named after ESSI; (2) Four 10x10 on site vendor booths; (3) Banner (10) placement in venue; (4) Audio/Video assets provided as promotional use for ESSI's Herbo; (5) Name and phrase of ESSI called out on stage between performers sets; (6) ESSI's logo and a link to ESSI on Kaya Fest website; (7) ESSI's logo on video wall; (8) ESSI's name and logo as presenting sponsor; (9) Banner at main entrance of venue; (10) On stage banner placement; and (11) ESSI's logo on all promotional print for Kaya Fest.

The term of the Agreement began on April 1, 2018, and will continue until April 30, 2018, at 11:59 p.m. at the closing of the Kaya Fest.Kaya Fest is a two-day Music and Awareness Festival named "one of the Top 10 Music Moments of 2017" by Miami New Times.  Each year Kaya Fest invites an incredible roster of reggae-influenced artists to celebrate one love, unity, peace and "overstanding" alongside supporters from all over the world.

About Eco Science Solutions, Inc.

With headquarters in Maui, Hawaii, Eco Science Solutions, Inc. is a bio and software technology-focused Company targeting the multi billion-dollar health and wellness industry. As Consumers continue to take ownership of their health, wellness and alternative medicines they consume, there is a growing shift away from the sole dependence on large pharmaceutical companies and prescription drugs.  Thus, in 2018 and beyond, there will be a growing need for both established and new health and wellness businesses to market to this increasing demand.

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

Through our recent acquisition of Ga-Du, ESSI's core is now a 360-degree ecosystem for business location, localized communications between consumers and business operators, on-topic social networking, inventory management / selection, payment facilitation and delivery arrangement. The Company's holistic commerce and content platform enables health, wellness and alternative medicine enthusiasts to easily locate, access, and connect with others to facilitate the research of and purchasing of eco-science friendly products.
* Eco Science Solutions, Inc. is not in the business of growing, manufacturing, or distributing cannabis.
Current Business and Strategy

Our business has commenced generating modest revenues subsequent to our fiscal year ended January 31, 2018. We continue to build both consumer and enterprise technology, consumer package goods, invest in research & development and advertising to consumer and professional traffic for both our apps and web properties, as well as the marketing of our financial services partnership through AFN. Once we have gained a large enough audience the Company will begin to aggressively monetize its audience relationships through: 1) paid advertisements from business seeking exposure to users the Herbo services; 2) enterprise license agreements with professional customers; 3) sales of products targeting general health and wellness and alternative medicines and 4) successful marketing of our financial services to an expanded number of clients across various states in the US through our AFN partnership. Our recent acquisition of Ga-Du and the aforementioned marketing agreement with AFN allows us to offer certain financial and marketing services to businesses and individuals, including the Cannabis Industry, on a programmatic or membership basis (the "Financial Program"), from which AFN and Ga-Du derive fees and income from enrolling companies in the Financial Program and providing a range of services to our clients (the "Members") according to the AFN pricing schedule (the "Fees").  Under our agreements, Ga-Du was granted the exclusive right to undertake marketing responsibilities of Alliance's Financial Services to businesses in the Cannabis industry, initially in Michigan, Oregon and Washington, and subsequently, Colorado, with plans to extend throughout the United States, provided that it shall not extend to any states where Cannabis sales have not been legalized by that state's laws.  Alliance and Ga-Du recently commenced business in the States of Florida, Montana, and Pennsylvania.  Ga-Du is credited with all Cannabis related members and revenues that use Alliance's financial and marketing services, regardless of the source of revenue, or the party that enrolled the customer that generated the revenues, that are generated within any territory in which Ga-Du has commenced business. This business segment has recently allowed us to start generating fee based revenue subsequent to the fiscal year ended January 31, 2018.

The Company's Herbo apps, Fitrix app, UseHerbo.com and "The Pursuit of Fine Herb" original content also remain available for use, either through Apple and Google app stores or online through a web-browser or through social channels, such as Facebook, Instagram and YouTube.

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

All current advertisers on the Herbo platform are being allowed to advertise at no charge. We have elected to pursue this strategy to allow for a concrete set of metrics to develop. Once these metrics have been developed, we will be properly prepared to set fair market advertising rates aligned with the media value of our audience. Management believes this "customer first" will benefit the success of retention and advertiser growth on a long-term basis.

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

The following is to provide a road-map for how the Company intends to commence and generate revenue from its app portfolio, further enhance revenue generated from our marketing agreement and set out the anticipated costs to do so. Eco Science Solutions' core Initiatives remain centered on five main areas: 1) continued consumer and enterprise technology investment, 2) continued product development through Scientific Research and Development; 3) inventory build for distribution, and 4) strategic acquisitions that provide an accelerated time-frame to secure market share; 5) development of Sales, Customer and Finance personnel depth to support accelerated revenue growth in all areas, including under our LMMA.

Technology investment – Eco Science Solutions will continue to make investments in both e-commerce and mobile applications that facilitate B2C e-commerce opportunities.   The Company's technology investments are centered on our platform that matches and connects consumers with desired products and/or providers, as well as providing for a convenient payment solution.  Additionally, the Company is launching a turn-key Business to Business, Customer Resource Management System (B2B CRM) marketing solution to support health, wellness and alternative medicine businesses with their on-going efforts to market, attract, acquire and retain customers. The Company will expend amounts management deems appropriate to enhance technology development over the coming 12 months as may be required.

Scientific Research and Development investment – Eco Science Solutions has engaged in the development of DNA testing protocols for the purpose of evaluating a consumer's physical and mental needs. This continued investment effort will provide for a person by person mapping platform to best match the most suitable cannabis-related and/or dietary supplement products per ailment, thus maximizing the results of natural medication. The Company has budgeted up to $1 million for investment purposes in Scientific Research and Development investment over the next 12-month period.

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

Sales, Customer and Finance personnel development - Additionally, the Company has budgeted up to $2 million for general working capital purposes, including the development of personnel and internal systems to support them over the next 12-month period. This includes costs assocaited with our current management team.

The Company has also budgeted $1.5 million in marketing and advertising investment for next 12-month period, to support the Eco Science Solutions, Herbo and Fitrix brands as well as our efforts under our marketing agreement with AFN.

It is anticipated by Management, that all of the above business segments and operations, along with additional investment where required, when fully implemented will allow us to increase revenues in fiscal 2019 and subsequent periods.

Operations of Ga-Du and the License and Master Marketing Agreement (LMMA)

Operations of Ga-Du

Our wholly owned subsidiary, Ga-Du, acquired in June 2017, offers the following suite of business functions and opportunities:

Financial Services Platform Summary

Ga-Du has developed multiple financial services applications.  It has created a software platform that captures individual and business entity data. Ga-Du platform is a secure portal for account access and features incorporating current banking standards for operating and securing online data.  In terms of Financial Services, the Ga-Du platform uses a strict and proprietary Know-Your-Customer (KYC) process, this ensures compliance regardless of the underlying usage.  This software can be used for membership capture, registrations of various kinds, for customer accounts retention and marketing, and/or for bank accounts.  In addition, the Ga-Du banking platform has been enhanced for mobile devices.  The mobile payment platform accommodates the purchasing of products and services like those offered by ESSI, and/or a combined entity, as well as other products and services both inside and outside the cannabis industry.  By targeting digital customers rather than brick-and-mortar customers, the digital Ga-Du platform acquired by ESSI is ready to provide banking services to any underserved area.
Inventory Control and Advisory Systems Business Summary

Retail marijuana is arguably the fastest growing segment of the cannabis industry. National monthly sales numbers seem to demonstrate, average year-over-year increases of over 100% for some years following legalization.  However, cannabis retailers still face hurdles finding working capital due to the federal regulation of cannabis as a Schedule I drug.  This lack of capital results in a potential market disruption opportunity.  Because businesses have not had financial resources to develop their own effective business solutions of various kinds, they represent potential "soft targets" for Ga-Du software and enterprise processes for inventory control and other services.  ESSI, through its acquisition of Ga-Du Corporation, will make available its Ga-Du solutions, advisory services, and inventory control systems (from raw materials to finished product) directly to licensed retail businesses, as well as work-flow analysis and management. Ga-Du has an experienced retail management team which has put in place similar as well as other services systems and processes for inventory acquisition and control.   These systems and processes can be licensed to regulate marijuana retail businesses potentially, allowing the retail business to focus on the customer experience while letting ESSI provide the backend technology and systems. The Ga-Du Management team believes that combining the business customer network of ESSI with the technology and systems that Ga-Du has assembled, in a manner that can allow retail businesses rapid access to cutting-edge technology and retail-marijuana-specific inventory control solutions, may provide ESSI with an edge in the rapidly expanding area of cannabis advisory/business services.

Master marketing agreement and AFN

Through a recently executed License and Master Marketing Agreement between Ga-Du and AFN, Ga-Du has the the exclusive right to undertake marketing responsibilities of Alliance's Financial Services to businesses in the Cannabis industry, initially in Michigan, Oregon and Washington, and Colorado, with plans to extend throughout the United States, provided that it shall not extend to any states where Cannabis sales have not been legalized by that state's laws.  Since Ga-Du and Alliance executed their agreement, Alliance has filed as a foreign corporation in Arizona Florida, Massachusetts, Montana, Nevada, Pennsylvania and Washington.  The Companies are now offering, "Seed to CPA tracking" in all of those states and, full financial services in Florida, Massachusetts and Montana, with active approval initiatives in the other states.
Ga-Du shall be credited with all Cannabis related members and revenues that use Alliance's financial and marketing services, regardless of the source of revenue, or the party that enrolled the customer that generated the revenues, that are generated within any territory in which Ga-Du has commenced business.

Alliance Financial Network is registered with FinCEN (MSB Registration Number: 31000094744769) as a financial services institution, compliant with the AML/BSA guidelines of FinCEN, and is regulated by the IRS.  Operating a mobile application known as eXPO™ electronic eXchange Portal, Alliance provides financial and marketing services to businesses and individuals, which are challenged in the traditional banking systems, and generally are those that require more intensive compliance then banks are willing, or able to perform.  One such industry is the cannabis industry; Alliance is configured to establish Membership relationships businesses in this industry following a full compliance audit on the business, allowing licensed cannabis businesses an automated tax payment system and Internet banking services including wire transfers, ACH, electronic checks, armored pickup of cash, and bill pay, payroll services, and inventory control "seed to "CPA".  For the Company's Enterprise Customers, through Alliance Financial Network, ESSI's Herbo offering is now able to bundle a greater portfolio of business services such as business accounting, business insurance, director insurance, employee payroll, inventory system, and credit/debit card management. Additionally, the Alliance Financial Network automated tax payment system can calculate and deliver state tax payments within 48hrs after the funds are made available in a taxpayer's account. This fast tax collection benefits dealings with the state the business operates in and helps the business remain compliant. The Alliance Financial Network solution is a federally registered solution ready to be used in all states, and uses an in-depth anti-laundering and "Know Your Customer" process, ensuring compliance with the Cole memo and all federal and state regulations. In addition to tax collection, this system can send reports to regulators which gives another level of visibility into the financial dealings of licensees. Further bundled into this software solution is the "seed to CPA" accounting system, which provides a frugal and efficient way for businesses to report and manage their finances. In terms of tax collection, account services, and business features, this software is unparalleled at providing fast, compliant, and traceable cash management solutions.

Under the agreements, Alliance will provide all software platform(s) necessary to deliver the Financial Services, assure compliance with appropriate Federal Requirements and international money laundering restrictions, administer all compliance, enrollment, and collection of fees from the Members contracting with Alliance, provide any and all necessary marketing or other materials describing Alliance's services and program, will forward any required Sales Commissions to the appropriate recipients, and assure adequate customer service at all times.

Alliance will be responsible for the functional operation of any software utilized in providing its services and for the administration and handling of monies and/or any credits relating thereto and, in the event of any claim, cause of action or lawsuit (together the "Claims") for failure to properly administer such responsibilities, Alliance shall have the sole obligation to defend such Claim(s) and shall fully indemnify, defend and hold harmless Ga-Du from and against such Claims.

Alliance will maintain accounting and data concerning the income from the Cannabis Industry and will generate a monthly income statement as to each of the following revenue streams: (i) membership fees; (ii) cash depository fees; (iii) merchant processing and credit card fees; (iv) transfer fees; and (v) advertising fees.

Alliance and Ga-Du will split compensation derived from income generated from enrollees of Ga-Du as follows: (a) for income from point of sale payments to merchants, after deducting any Sales Commissions and cost basis (interchange and bank fees), Alliance will receive forty percent (40%), and Ga-Du shall receive sixty percent (60%); (b) for income from cash depository business deriving from the Cannabis industry, Alliance will receive sixty five percent (65%), and Ga-Du will receive thirty five percent (35%); (c) for income derived from membership fees from the Cannabis industry, Alliance and Ga-Du will split the revenue 40/60 as in (a) above; (d) for income generated from transfer fees, Alliance and Ga-Du will split the revenue on a 50/50 basis; and (e) for any other income derived from providing services to the Cannabis industry, Alliance and Ga-Du will split the income on an equal fifty/fifty basis, except that income derived from advertising fees paid by advertisers utilizing Alliance's kiosks will be split eighty-five percent (85%) to Alliance and fifteen percent (15%) to Ga-Du.

We have recently begun generating revenues under this business segment and while presently modest, we expect this segment to be the leading revenue stream in the Company's portfolio over the coming 12 months.

Herbo and Fitrix Apps

Herbo

The Herbo apps include a database of over 14,000 alternative medicine locations and delivery services, doctors who provide evaluations, and local shops that sell relevant product. The Herbo app helps consumers find products and services that support the intake of alternative medicines for a more naturopathic way of living.

Consumers may use the UseHerbo ecommerce platform and access "The Pursuit of Fine Herb" original content. Under the direction and vision of our officers and directors, Jeff Taylor and Don Taylor, the Company continues to source and release into the market relevant products for sale coupled with unique original, educational content. Initially created and copyrighted content within two distinct channels: one branded Eco Science Solutions, which is focused on Legislative, Geo-political, Financial, , and general Macro-trends within the Cannabis marketplace; and one branded Herbo, which is focused on user-generated  that is revolves around Daily lifestyle, Medical and Recreational Usage content, Reviews of Application, Products, Technologies and Commerce Options, Food Pairings and Edibles.

Image of Herbo application:

herbo

AT&T
9:41 AM
100%
herbo
COSTA MESA
+ 88
Blue Dream
Hybrid
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

Herbo's e-commerce features allow consumers to locate, access, and buy premium cannabis-related products easily, conveniently and securely.  Its social networking features focus on engaging and growing the Herbo community with like-minded enthusiasts.

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

Herbo for Drivers

Herbo is currently accepting driver applications for its branded delivery service. Herbo Drivers will be able to receive, coordinate and provide same-day delivery services for consumer orders that are purchased on Herbo and desired immediately.  The Herbo Drivers app integrates seamlessly with Herbo's consumer and business platforms to provide customers with enhanced visibility and tracking of their Herbo orders.

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

Strategy

The Company's strategy is to: 1) generate revenue through paid advertisements from business seeking exposure to users of the Herbo services; 2) generate revenue through enterprise license agreements with professional customers and businesses; and 3) sales of consumer packaged goods targeting general health and wellness and alternative medicines.

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

According to Statistica.com, a statistics portal that combines Statistics and Studies from over 18,000 sources, there were approximately 149.3 BN mobile app downloads, both free and paid in 2016 on smartphones, with app revenues totaling over $88.8 BN  (Source: https://www.statista.com/statistics/271644/worldwide-free-and-paid-mobile-app-store-downloads/ and https://www.statista.com/statistics/269025/worldwide-mobile-app-revenue-forecast/).  This is expected to increase to over 352 BN downloads in fiscal 2021 with projected revenues of over 188.9 BN.

According to a special report on Digital, Social and Mobile Worldwide users released in January 2017 by We Are Social Ltd. (https://wearesocial.com/uk/special-reports/digital-in-2017-global-overview) it is estimated as follows:

•	3.77 billion global internet users in 2017, equaling 50% penetration;
•	2.80 billion global social media users in 2017, equaling 37% penetration;
•	4.92 billion global mobile users in 2017, equaling 66% penetration;
•	2.56 billion global mobile social media users in 2017, equaling 34% penetration;
•	1.61 billion global e-commerce users in 2017, equaling 22% penetration;
Further according to their 2016 report (https://www.slideshare.net/wearesocialsg/digital-in-2016):

•	Internet users grew by 10% in 2016, up 354 million compared to 2015;
•	Active social media users increased by 21%, up 482 million versus 2015;
•	Unique mobile users grew by 5%, up 222 million over the past 12 months;
•	Mobile social media users grew by 30%, up an impressive 581 million in 2016.

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

Competition

The market for social media applications and information and education based content sites is large and growing. As noted above in a special report on Digital, Social and Mobile Worldwide users released in January 2017 by We Are Social Ltd. there are over 2.80 billion global social media users in 2017, or 37% of the worlds population. The largest social media networks in the world, measured by active users, as of April 2018 according to a report by Statistica.com (https://www.statista.com/statistics/272014/global-social-networks-ranked-by-number-of-users/) were Facebook (2.23bn), WhatsApp and YouTube (1500mn), Chinese social network QZone (563mn), WeChat (980mn), Tumblr (794mn), Twitter (330mn) and Instagram (813mm). This market is extremely competitive and characterized by well-funded existing players, high capital inflows, and rapidly changing technologies. In addition to competitive and technological challenges, participants in the social media industry must remain flexible enough to accommodate changes in consumer preferences and tastes. We hope to reduce competition by targeting only those topics, concepts and content focused on building eco-friendly businesses and living healthy lifestyles, with our unique apps, channels and other social media efforts, including blogs.

Intellectual Property

None.

Government Regulations

Currently, there are approximately twenty states plus the District of Columbia that have laws and/or regulations that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Fifteen other states are considering legislation to similar effect. As of the date of this report, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law.

The Department of Justice governs the use of cannabis under the Controlled Substances Act (CSA). Schedule 21 of the U.S. Code includes five established schedules of controlled substances known as schedules I, II, III, IV, and V. The Department of Justice has mandated that schedules established by this section shall be updated and republished on a semi-annual basis during the two-year period beginning one year after October 27, 1970 and shall be updated and republished on an annual basis thereafter. Schedule I includes cannabis in its listing.  Substances included in Schedule I have the following characteristics:

(A) The drug or other substance has a high potential for abuse;
(B) The drug or other substance has no currently accepted medical use in treatment in the United States;
(C) There is a lack of accepted safety for use of the drug or other substance under medical supervision.

We do not produce, market, or sell cannabis.  We are limiting ourselves to states where the state law allows for the production of cannabis. Beyond the state law allowing for cannabis production our construction must comply with all state and local building requirements as well as zoning requirements.  We work closely with the local authorities regarding zoning and work closely with the local building inspectors to comply in every way with building regulations.

The domestic recognized cannabis industry is estimated to be over $44 Billion in revenues opportunity over the next several years, with double-digit growth estimated for the foreseeable future.

The budgetary impact of removing cannabis from Schedule I of the Controlled Substances Act and legalizing its use in the United States could save billions by reducing government spending for prohibition enforcement in the criminal justice system. Additionally, billions in annual tax revenues could be generated through proposed taxation and regulation.  It is estimated that for every $1 spent on medical and recreational cannabis, there is an infusion of approximately $2.60 to the local economy, which is termed the "marijuana multiplier" effect. With the current Administration hyper-focused on growing domestic job opportunities, the Company believes that the cannabis movement will be a boon for creating such job opportunities.

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

On January 4, 2018 the office of the Attorney General published a memo regarding Marijuana Enforcement that rescinds Obama-era directives easing federal enforcement.  While marijuana has always been illegal under federal law, as noted above, certain states have legalized adult usage under various local laws which govern substance usage and limits. In the January 8, 2018 memo, Jefferson B. Sessions, Attorney General has indicated enforcement decisions will be left up to the U.S. Attorney's in the respective States clearly indicating that the burden is with "federal prosecutors deciding which cases to prosecute by weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of federal prosecution, and the cumulative impact of particular crimes on the community."

The Company does not believe this directive will have a substantive impact on its planned operations.

On April 13, 2018 it was announced that President Donald Trump had promised Senate Republican Cory Gardner that he will support congressional efforts to protect states that have legalized marijuana, defusing a months-long standoff between Sen. Cory Gardner and the administration over Justice Department nominees. Trump told Gardner that despite the DOJ memo of January 4, 2018, the marijuana industry in Colorado will not be targeted. A bill has not been finalized, but discussion has commenced to find legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize marijuana.(1)

(1)https://www.washingtonpost.com/politics/trump-gardner-strike-deal-on-legalized-marijuana-ending-standoff-over-justice-nominees/2018/04/13/2ac3b35a-3f3a-11e8-912d-16c9e9b37800_story.html

A component of our business is involved with the medical marijuana category.

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

Facilities

The Company's corporate headquarters are located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.

Employees

As of January 31, 2018, the Company had 7 employees, inclusive of our executive officers and directors and one special consultant under contract.  In addition, the Company has retained 23 independent consultants.

Research and Development

There will be an ongoing requirement to undertake research and development as our existing apps and future apps are presented to the marketplace.  During fiscal 2018 and 2017 we expended $670,480 and $305,092 respectively on improvement to our apps and the platform we use to manage our websites, social media and applications.

Eco Science Solutions has engaged in the development of DNA testing protocols for the purpose of evaluating a consumer's physical and mental needs. This continued investment effort will provide for a person by person mapping platform to best match the most suitable cannabis-related and/or dietary supplement products per ailment, thus maximizing the results of natural medication. We expect there will be additional projects and expenditures to fully commercialize our suite of products over the coming 12 months.

Reports to Security Holders

The Company is not required to deliver an annual report to its stockholders, but will voluntarily send an annual report, together with the Company's annual audited financial statements upon request. The Company is required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. The Company's Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at www.sec.gov.

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

The Company's corporate headquarters are located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.  We have entered into a two-year lease commencing April 1, 2016 for a total of 253 square feet of office and 98 square feet of reception space. Monthly base rent for the period April 1, 2016 to March 31, 2017 is $526.50 per month and increases to $552.83 per month for the subsequent year ending March 31, 2018.  Operating costs for the first year of the lease are estimated at $258.06 per month.  The Company has remitted a security deposit in the amount of $817.24 in respect of the lease.  Further our officers and directors have executed a personal guarantee in respect of the aforementioned lease agreement.

On July 21, 2017, we entered into a Sublease for office space in Seattle, Washington commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to the year end, the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. A balance of $21,051 remains due and payable.

The Company does not own any property.

ITEM 3.	LEGAL PROCEEDINGS

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

On July 6, 2018, the Securities and Exchange Commission filed a Complaint against Gannon Giguiere, president of Phenix Ventures, LLC and the Company's largest outside funder.  The Complaint alleges Mr. Giguiere's involvement in certain activities, of which the Company, its' officers, board members, and others directly involved with the Company, have no knowledge of.  Pursuant to the Complaint being filed, the Company is looking for funding elsewhere as it continues to require outside funding until it generates more consistent revenue.  The Company previously filed an S-1 Registration Statement whereby Phenix would fund the Company in exchange for shares and upon Put Notices; to date, there have been no Put Notices and no funds from Phenix Ventures under the registration statement – no shares have been issued pursuant to the Registration Statement.

On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming The Company, its subsidiary Ga Du Corporation and two of the Company's officers and directors as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages.  The Company is in the process of filing a response to the Complaint.

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

Market Information

Our Company has been quoted on the OTC Markets since September 14, 2010. From September 14, 2010, through May 3, 2013, our common stock was quoted on the OTC Markets under the name "Pristine Solutions, Inc." From May 3, 2013, until February 18, 2014, our Company was quoted on the OTC Markets under the name "Eaton Scientific Systems, Inc." From February 18, 2014, to February 2017, our common stock was quoted on the OTC Pink Markets under the name "Eco Science Solutions, Inc. and under the symbol "ESSI"; from February 2017 to May 2017 our Company was quoted on the OTCMarkets:QB under the symbol "ESSI". During May 2017 the trading of ESSI shares on the public exchanges was suspended, and although the suspension has been lifted, a Form 15c2-11 with current information must be filed with the Financial Industry Regulatory Authority (FINRA) prior to the caveat emptor status being lifted. At that time we will need to re-apply to be quoted on the OTCMarkets:QB.

The following table sets forth, for the quarters indicated, the high and low closing bid prices per share of our common stock on Yahoo Finance, reported by the Financial Industry Regulatory Authority Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
January 31, 2018	$0.30	$0.001
October 31, 2017	$0.51	$0.15
July 31, 2017	$2.70	$0.20
April 30, 2017	$4.50	$1.29
January 31, 2017	$4.07	$3.65
October 31, 2016	$1.85	$0.93
July 31, 2016	$0.38	$0.21
April 30, 2016	$0.40	$0.33

The Company's common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for its common stock. Many brokers may be unwilling to engage in transactions in its common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Record Holders

The Company's common shares are issued in registered form. Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, NV 89014, (702) 818-5898, is the registrar and transfer agent for the Company's common shares.

As of October 31, 2018, we had 73 shareholders of record for our common stock and a total of 46,557,572 shares issued and outstanding.

Re-Purchase of Equity Securities

On February 26, 2016, the Company purchased back and cancelled 1,000,000 shares of common stock for $7,500 as part of a Share Buyback program.  The shares are reflected as Treasury shares on the Company's balance sheet.

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

Equity Compensation Plan Information

On September 1, 2012, the board of directors of the Company adopted the 2012 Employee Stock Option Plan (the "2012 Plan").  Under the 2012 Plan, 25,000,000 restricted shares of common stock have been reserved for issuance upon exercise of options granted from time to time under the stock option plan. The 2012 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the 2012 Plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. Subject to the provisions of the 2012 Plan, the board of directors will determine who shall receive options, and the number of shares of common stock that may be purchased under the options.

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

On January 1, 2016, the Company's Board of Directors approved the 2016 Equity Incentive Plan. The purpose of this Plan is to attract, retain and motivate the officers, directors, employees and consultants of the Company and its Subsidiaries and Affiliates, as well as provide a means of compensation for consultants, and to promote the success of the Company's business by providing them with appropriate incentives and rewards either through a proprietary interest in the long-term success of the Company or compensation based on fulfilling certain performance goals.

The Plan shall become effective and Awards may be granted on and after January 1, 2016 (the "Effective Date"). Any Awards of incentive stock options granted under the Plan are granted subject to approval of the Plan by the stockholders of the Company within twelve (12) months after the Effective Date. If such approval has not been obtained within such twelve (12) month period, grants of incentive stock options shall be deemed to have been grants of non-qualified stock options.

Participants will consist of such Employees, Directors and Consultants as the Committee in its sole discretion determines and whom the Committee may designate from time to time to receive Awards under this Plan; provided, however, that Options and Stock Appreciation Rights may only be granted to those Employees, Directors and Consultants with respect to whom the Company is an "eligible issuer" within the meaning of Section 409A of the Code. The designation of an individual as a Participant in any year shall not require that the Committee designate such individual to receive an Award in any other year or to receive the same type or amount of Award in any other year.

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

During fiscal 2017 the Company filed two separate Form S-8's in April and November 2016 respectively for a total of 10,000,000 shares under its 2016 Equity Incentive Plan.   As of January 31, 2017, a total of 9,307,953 shares had been issued under the respective Form S-8's.

On June 20, 2017 the Company's Board of Directors approved the 2017 Equity Incentive Plan, reserving a total of 15,000,000 shares of common stock for issuance from time to time. The purpose of this Plan is to attract, retain and motivate the officers, directors, employees and consultants of the Company and its Subsidiaries and Affiliates, as well as provide a means of compensation for consultants, and to promote the success of the Company's business by providing them with appropriate incentives and rewards either through a proprietary interest in the long-term success of the Company or compensation based on fulfilling certain performance goals.

The Plan shall become effective and Awards may be granted on and after June 20, 2017 (the "Effective Date"). Any Awards of incentive stock options granted under the Plan are granted subject to approval of the Plan by the stockholders of the Company within twelve (12) months after the Effective Date. If such approval has not been obtained within such twelve (12) month period, grants of incentive stock options shall be deemed to have been grants of non-qualified stock options.

Participants will consist of such Employees, Directors and Consultants as the Committee in its sole discretion determines and whom the Committee may designate from time to time to receive Awards under this Plan; provided, however, that Options and Stock Appreciation Rights may only be granted to those Employees, Directors and Consultants with respect to whom the Company is an "eligible issuer" within the meaning of Section 409A of the Code. The designation of an individual as a Participant in any year shall not require that the Committee designate such individual to receive an Award in any other year or to receive the same type or amount of Award in any other year.

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

During fiscal 2018, there were no options or awards granted under the 2017 Equity Incentive Plan.

Recent Sales of Unregistered Securities

On April 15, 2018 the Company entered into a Consulting Agreement with Standard Consulting LLC (the  "Consultant") where under the Consultant will provide business development and evaluation services relative to the strategic growth of the Company.  Further the Consultant will work with the CEO and CFO to develop new products, provide support for the Company's existing product suite, and provide logistical support services for manufacturing, warehousing, shipping and customer service as may be required.  Under the terms of the contract the Consultant shall receive an annual fee of $120,000, payable quarterly on the first day of each quarter, commencing May 1, 2018. Further the Company may settle amounts payable to Consultant by way of issuance of shares on 15 days notice. Any shares issued under the contract for services rendered will be issued at a 15% discount to market to the closing market price on the day before the first day of the quarter.  A further 1,000,000 restricted shares shall be issued upon commencement of the term and are subject to a six- month leak out restriction once available for resale under Rule 144. As at the date of this report the shares have not been issued.  The contract term is six months and is renewable for additional six-month terms by mutual consent of the parties.

The above issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. The purchaser represented to us that he was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that he could bear the risks of the investment.

Other than as set out above, there were no sales of equity securities sold during the period covered by this Report that were not previously included in a Current Report on Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA

As a "smaller reporting company", the Company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's audited consolidated financial statements and the related notes for the year ended January 31, 2018, and 2017, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

The Company's consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview of Current Operations

Results of Operations for the years ended January 31, 2018 and 2017

During the fiscal years ended January 31, 2018 and 2017, the Company has not generated any revenues. While we did enter into amendments to certain licensing and marketing agreements subsequent to fiscal year ended January 31, 2018 which provide for fee-based income calculated retroactively to October 2017, as at January 31, 2018, the Company had not yet generated any revenue.

As at January 31, 2018 and 2017, the Company had $147,332 and $244,941 in cash and total current assets.

During the fiscal year ended January 31, 2018, the Company incurred total operating expenses of $22,675,518 of which $18,400,000 is related to the impairment of goodwill relative to 16,000,000 shares of restricted common stock issued in respect to the acquisition of Ga-Du Corporation, a Nevada corporation, with no similar expense in fiscal 2017. During fiscal 2017, the Company incurred total operating expenses of $24,845,255, of which $22,138,000 was stock-based compensation as a result of the issuance of certain stock awards prior to January 31, 2017 as director's compensation, consulting fees and legal fees, with no comparative expenses in fiscal 2018.  Overall fees incurred for management, accounting and audit, as well as consulting and legal fees were reduced substantially period over period. During fiscal 2018 and 2017 the Company incurred $1,497,715 and $2,118,037, respectively, in advertising and marketing fees in respect of the introduction of its Herbo and Fitrix apps on various media, including iOS and Android and other marketing initiatives including promotional expenses for various public venues and sponsorship fees. Research and development fees incurred in fiscal 2018 and 2017 were $670,480 and $305,092 respectively in the two comparative fiscal years.  Other operating and general and administrative expenses in the fiscal year ended January 31, 2018 and 2017, respectively totaled $369,100 and $138,794 inclusive of fees to maintain our public listing, rent, travel and other costs.  The substantive increase year over year to these administrative fees is related to an increase in office expense and other general expense including travel for promotion of the Company's applications, as well as increased office rent as we added a second operating location.

The Company recorded interest expense of $206,560 and $35,433 in respect of certain convertible note agreements, respectively during fiscal 2018 and 2017, including amortization of debt discount of $124,895 and $12,290 respectively. During fiscal 2017 the Company recorded a loss of $9,210,151 in respect to the issuance of 4,000,000 shares of common stock in settlement of certain advertising, marketing and technology development fees incurred during the year related to its Fitrix and Herbo applications, with no similar expense in fiscal 2018. We also recorded a gain on forgiveness of debt in fiscal 2017 totaling $462,661 with no comparative transaction in fiscal 2018.  Fiscal 2018 results include interest income of $4,300 with no similar income in the prior comparative year.

The net loss in fiscal 2018 totaled $22,877,778 as compared to $33,628,178 in 2017.

The Company used net cash in operations of $2,704,451 and $366,030 respectively during the twelve-month periods ended January 31, 2018 and 2017, recorded $13,266 and $2,262 in net cash used for investing activities and received cash from financing activities of $2,475,695 and $605,710, predominantly as a result of certain notes payable, as well as proceeds from related party loans.

Plan of Operation

The Company changed the focus of its business at the close of fiscal 2016 to operate in the eco friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees. During fiscal 2017 the Company laid the groundwork for income generation from these services by investing in ongoing development of its applications, websites and visibility in both the local and global market.  The Company has invested heavily in advertising to allow its applications and ecommerce website visibility on a global stage. During fiscal 2018 we further added to our business portfolio with the acquisition of Ga-Du corporation and the entry into a licensing and marketing agreement that should see the Company generating revenues in fiscal 2019.  The Company's need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish substantive revenues from operations. We have also had to rely heavily on loans from related parties in our most recently completed fiscal year as we work to have our shares returned for quotation to the OTCMarkets QB. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2018, the Company had a working capital deficit of $4,697,722 and an accumulated deficit of $66,398,549. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Liquidity and Capital Resources

As of January 31, 2018, the Company had total current assets of $147,332, and total current liabilities of $4,845,054. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 13(b) to the financial statements contained herein) we have been unable to obtain any funding under this agreement in the most recently completed fiscal year. There can be no guarantee the Company will receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads.  While we have commenced generating modest revenue subsequent to the fiscal year end to offset some of our existing operating expenditures, it is not presently suffiicient to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

Revenue

Subsequent to the fiscal year ended January 31, 2018 the Company has commenced generating modest revenue under the terms of the LMMA with AFN.  We expect in fiscal 2019 to see increasing revenues from this marketing agreement and continue to work to monetize our various apps and other business segments.

Cost of sales

Costs of sales are expected to include licensing, marketing and maintenance fees in respect to our proprietary software platform and licensed software services.  In addition, we can expect to incur fees associated with gaining followers for our YouTube channels and the advertising of our downloadable applications. Revenue earned from from our license and marketing agreement are net of costs.

General and Administrative Expenses

	For the year ended
	January 31,
	2018	2018	Variances
Depreciation	3,627	628	$2,999
Legal, accounting and audit fees	331,305	5,620,704	(5,289,399)
Management and consulting fees	1,403,291	16,662,000	(15,258,709)
Research, development, and promotion	670,480	305,092	365,388
Office supplies and other general expenses	369,100	138,794	230,306
Advertising and marketing	1,497,715	2,118,037	(620,322)
Impairment of goodwill	18,400,000	-	$18,400,000
Net operating expense	22,675,518	24,845,255

General and administrative expenses for fiscal 2017 include a total of $22,113,000 relative to 8,100,000 shares issued at fair market value of $2.73 per share for management, consulting and legal fees in January 2017 and a further 100,000 shares issued at 0.25 per share valued at $25,000 in January 2016.  Of this amount a total of $16,380,000 relates to compensation of management and $5,460,000 as compensation for legal and consulting services provided during the prior fiscal year.  There were no similar transactions in fiscal 2018, resulting in a substantive decline to each of Legal, accounting and audit fees and management and consulting fees in the current fiscal year.  In addition, advertising and marketing expenses of $2,118,037 incurred during fiscal 2017 include stock based fees of $273,000 relative to marketing services provided,  as well as cash fees for placement of advertisements, click-through programs and traffic generation on the Company's various websites, apps, Facebook, YouTube, Twitter, Pinterest and Instagram sites.  Results in fiscal 2018 for the same services were all cash based. Hosting and maintenance fees for the Company's internet presence are included in the other general expenses and fees for the ongoing technical development and content upgrades of the Company's various sites and applications are included in research and development fees.

Contractual Obligations

As a "smaller reporting company", the Company is not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated audited financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company's financial statements is critical to an understanding of its consolidated financial statements.

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

Technology and licensing rights (Intangible assets)

Technology and licensing rights are recorded at cost and capitalized and are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $1,497,715 during the fiscal year ended January 31, 2018 and $2,118,037 in the same period ended January 31, 2017. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Ftirix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets during the fiscal year ended January 31, 2018 and January 31, 2017.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized when all the criteria have been met:

• When persuasive evidence of an arrangement exists.
• The services have been provided to the customer.
• The fee is fixed or determinable.
• Collectability is reasonably assured.

As of January 31, 2018, no revenue has been recognized. While the Company has entered into an LMMA under which we are entitled to fee-based revenue on a profit sharing basis, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are paid to the Company by AFN.  As at January 31, 2018 fees payable by AFN for the period October 2017 through January 31, 2018 as reconciled in commission reports received from AFN have not been received by the Company. Because of this, the Company has determined to record its revenue in respect to the LMMA on the cash basis.  In the future, should the fee structure and reporting process become more easily determinable, the recognition method may change. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $2,041 (10% of net revenue generated by Colorado Business) at January 31, 2018. The Company will record the revenue once we receive the proceeds.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue will consist consists primarily of fees associated with the operation of our social media venues and fulfillment of specific customer advertising campaigns related to our downloadable apps. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

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

Convertible Debt and Beneficial Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion features.

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of January 31, 2018, and 2017, the Company had recorded within Convertible Notes, net of discount, the amount of $350,000 and $nil for the value of the stock settled debt for certain convertible notes (see Note 8).

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

As a "smaller reporting company", the Company is not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The consolidated audited financial statements are filed as part of this annual report starting on page F-1

ECO SCIENCE SOLUTIONS, INC.
AUDITED FINANCIAL STATEMENTS
For the Fiscal Years Ended January 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm
To the shareholders and the board of directors of Eco Science Solutions, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Eco Science Solutions, Inc. (the "Company") as of January 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Substantial Doubt about the Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2016
Lakewood, CO
November 19, 2018

ECO SCIENCE SOLUTIONS, INC.
BALANCE SHEETS

	January 31, 2018	January 31, 2017
ASSETS
Current assets
Cash	$2,102	$244,124
Interest receivable	6,833	-
Prepaid expenses	38,397	817
Convertible note receivable	100,000	-
Total current assets	147,332	244,941

Property and equipment, net	11,273	1,634

TOTAL ASSETS	$158,605	$246,575

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$893,345	$50,287
Related party payables	505,035	293,714
Notes payable, short-term, related party	30,000	323,280
Notes payable	2,132,430	289,930
Convertible notes, net	1,284,244	-
Liabilities for allocated and unissued shares	-	63,791
Total current liabilities	4,845,054	1,021,002

Total liabilities	4,845,054	1,021,002

Stockholders' deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at January 31, 2018 and 2017	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 47,557,572 shares issued and 46,557,572 outstanding at January 31, 2018 and 46,331,186 issued and 45,331,186 outstanding at January 31, 2017	4,756	4,633
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	61,714,844	42,749,211
Accumulated deficit	(66,398,549)	(43,520,771)
Total stockholders' deficit	(4,686,449)	(774,427)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$158,605	$246,575

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF OPRATIONS

	For the Fiscal Year ended January 31,
	2018	2017

Revenue	$-	$-

Operating Expenses
Depreciation	3,627	628
Legal, accounting and audit fees	331,305	5,620,704
Management and consulting fees	1,403,291	16,662,000
Research, development, and promotion	670,480	305,092
Office supplies and other general expenses	369,100	138,794
Advertising and marketing	1,497,715	2,118,037
Impairment of goodwill	18,400,000	-
Net operating expense	22,675,518	24,845,255

Net operating loss	(22,675,518)	(24,845,255)

Other income (expenses)
Interest income	4,300	-
Interest expense	(206,560)	(35,433)
Loss on shares issued for services and fees	-	(9,210,151)
Gain on debt forgiveness	-	462,661
Total other income (expense)	(202,260)	(8,782,923)

Net loss	$(22,877,778)	(33,628,178)

Net loss per common share - basic and diluted	$(0.46)	(1.08)

Weighted average common shares outstanding - basic and diluted	49,718,607	31,239,274

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Deficit	Total

Balance, January 31, 2016	-	$-	28,226,349	$2,822	-	$-	$9,133,256	$(120,000)	$(9,892,593)	$(756,515)

Private placement cancelled					(1,000,000)	(7,500)				(7,500)
Shares issued for asset purchase agreement			500,000	50			3,450			3,500
S-8 shares			4,807,953	481			339,687			340,167
Shares issued on extinguishment of debt			4,000,000	400			11,039,600			11,040,000
Shares issued for convertible notes			596,884	60			96,040			96,100
Shares issued for services			8,200,000	820			22,137,180			22,138,000
Net loss									(33,628,178)	(33,628,178)

Balance, January 31, 2017	-	-	46,331,186	4,633	(1,000,000)	(7,500)	42,749,211	-	(43,520,771)	(774,427)

Beneficial conversion feature associated with convertible notes							248,432			248,432
Convertible note receivable assigned							102,533			102,533
Shares issued for convertible notes			26,386	3			63,788			63,791
Shares issued for business combination			16,000,000	1,600			18,398,400			18,400,000
Shares issued to officers and directors, returned and canceled			(16,000,000)	(1,600)			1,600			-
Share issued for Licensing and Master Marketing agreement			200,000	20			49,980			50,000
Shares issued for non-employee for services			1,000,000	100			100,900			101,000
Net loss									(22,877,778)	(22,877,778)

Balance, January 31, 2018	-	$-	47,5578,572	$4,756	(1,000,000)	$(7,500)	$61,714,844	$-	$(66,398,549)	$(4,686,449)

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS

	For the Fiscal Year January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(22,877,778)	$(33,628,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,627	628
Impairment of goodwill	18,400,000	-
Shares issued for license and master marketing agreement	50,000	-
Loss on shares issued for services and fees	101,000	9,210,151
Gain on debt forgiveness	-	(462,661)
Stock based compensation	-	22,138,000
Amortization of debt discount	124,895	12,290
Liabilities from unissued shares	-	2,026,006
Changes in operating assets and liabilities:
Interest receivable	(4,300)	-
Prepaid expenses	(37,579)	(817)
Increase (decrease) in accounts payable and accrued expenses	843,059	189,536
Increase (decrease) in related party payables	692,625	149,015
Net cash used in operating activities	(2,704,451)	(366,030)

Cash Flows from Investing Activities:
Purchase equipment	(13,266)	(2,262
Net cash used in investing activities	(13,266)	(2,262

Cash flows from financing activities:
Proceeds from related party loans	633,195	35,000
Repayments of related party loans	-	(5,000)
Notes payable	1,842,500	583,210
Repurchase of common shares	-	(7,500)
Net cash provided by financing activities	2,475,695	605,710

Net decrease in cash	(242,022)	237,418

Cash-beginning of period	244,124	6,706

Cash-end of period	$2,102	$244,124

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Share issued for Liabilities from unissued shares	$63,791	$-
Conversion of debt to common stock	-	96,100
Shares issued for License and Master Marketing Agreement	50,000	-
Related party payables assigned to convertible note	481,306	-
Notes payable, short-term, related party assigned to convertible note	926,475	-
Convertible note receivable contributed to additional paid in capital	100,000	-
Interest receivable contributed to additional paid in capital	2,533	-

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

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

On June 21, 2017, Eco Science Solutions, Inc. (ESSI) entered into a Stock Purchase Agreement ("SPA") with the shareholders of Ga-Du Corporation, a Nevada corporation ("Ga-Du", "Sellers"), wherein, ESSI agreed to purchase, and Sellers agreed to sell 100% of the shares of capital stock of Ga-Du to ESSI, in exchange for fifteen million (15,000,000) shares of ESSI Common Stock, to be issued to Sellers, pursuant to the SPA.  In addition, the SPA called for the issuance of an additional 15,000,000 shares of the Company's common stock to the Ga-Du Founders when they brought a bank equity interest to the Company.  Subsequently, effective July 30, 2017 the Company and the stockholders of Ga-Du entered into certain amendments to the original June 21, 2017, SPA cancelling the term regarding the issuance of an additional 15,000,000 Shares.

Additionally, on September 22, 2017, and in order to avoid diluting the holdings of existing ESSI Shareholders, Jeffery and Don Taylor, CEO and CFO of ESSI, agreed to return 8,000,000 Shares each of ESSI's Common Stock of their own to the Company for cancellation, effective September 22, 2017.

Following the closing of the SPA, Ga-Du is a wholly owned subsidiary of ESSI, bringing to ESSI a Financial Services Platform, Testing Labs, as well as Inventory Control and Advisory Software Platforms, thus completing the ESSI product suite to benefit both consumer and professional customers of the Company.

On July 26, 2017, all of the Shares of an Uruguayan entity, Holway Sociedad Anonima ("Holway", "Holway SA") were purchased by certain former shareholders of Ga-Du who thereafter became the sole shareholders of Holway.  Holway's objective is to perform business in the Free-trade zone in Uruguay in accordance with the laws of the Free-trade zone; in every kind of industrial, commercial or other activity relating to its business of providing financial services.  On September 19, 2017, the Holway shareholders transferred all of their shares of Holway to Ga-Du, and will hereafter conduct business pursuant to the Holway Uruguayan registration as Ga-Du; Doing Business As (DBA).

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont'd)

Additionally, Holway has applied for a financial advisory services charter to perform its financial services through Ga-Du, and under the regulatory laws of the Uruguayan Central Bank.

Once the application for the Financial Advisory Services Charter is approved, Ga-Du, through its Financial Advisory Services Charter, and in conjunction with the Alliance Financial Network system, intends to provide foreign jurisdictions with legalized cannabis, a banking mechanism to conduct business relative to the cannabis industry, and within the laws governing cannabis industry in those foreign jurisdictions doing business with the United States, and in compliance with US and foreign laws relative to the cannabis industry.

Furthermore, Ga-Du will work closely with representatives of the South American MasterCard/Visa Card services, allowing Ga-Du to process merchant services through the Uruguayan entity, Holway, for transactions relative to the Cannabis industry, in countries and states where Cannabis is legalized. Presently the Company is awaiting approval of the charter prior to conducting operations under this entity.

Further, on September 22, 2017, Ga-Du Corporation entered into an Assignment Agreement with G&L Enterprises, wherein G&L Enterprises assigned, to Ga-Du Corporation, all of its rights, interest in, and obligations under a License and Master Marketing Agreement (LMMA) it entered into with Alliance Financial Network, Inc. ("AFN", "Alliance") on September 6, 2017.

On March 5, 2018, an Addendum to the LMMA was entered into and agreed upon, wherein the LMMA was amended to reflect the right of Ga-Du to receive revenue from Colorado businesses; the LMMA originally excluded existing Colorado business as any revenue generating businesses. In addition the revenue split under the LMMA was also revised.  Among other things, in exchange for the split, where under Ga-Du is to receive 50% of all revenues, Ga-Du agreed to pay to Alliance $405,000 in two tranches, for operational expenses and business development in the State of Colorado as well as in other states. As a result, Ga-Du is entitled to receive 10% of all of Alliance's net revenue earned from Colorado revenues from October 15, 2017 forward.

Final payments were made to Alliance as agreed upon in the Addendum to the LMMA, making the Addendum Effective.  As part of the agreed final payment $170,000 was advanced in cash by Mr. Lewis, the CEO of Ga-Du, as a loan to the Company, and Mr. Rountree, our COO, assumed the remaining $35,000 in the form of a debt assignment between a third party and Alliance.  As a result, the Company was notified of its first revenues under the LMMA totaling $2,041 (10% of net revenue generated by Colorado Business), as at January 31, 2018.  The Company intends to record revenues as of the date funds are received into our accounts.  Subsequent to the year ended January 31, 2018, the Company and Alliance determined the $35K in amounts payable to a third party assumed by Mr. Rountree would be paid in cash, and the note assignment canceled. During July and August 2018, Mr. Rountree remitted the final $35,000 in payments for the benefit of Alliance, which amount has been subsequently included in related party payables.
With the acquisition of Ga-Du, ESSI's product suite represent is now an enclosed ecosystem for business location, localized communications between consumers and business operators, on-topic social networking, inventory management / selection, payment facilitation and delivery arrangement. The Company's holistic commerce and content platform enables health, wellness and alternative medicine enthusiasts to easily locate, access, and connect with others to facilitate the research of and purchasing of eco-science friendly products.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2018, the Company had a working capital deficit of $4,697,722 and an accumulated deficit of $66,398,549. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements.  These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Principals of Consolidation

The consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly-owned subsidiary, Ga-Du Corporation. All significant intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of January 31, 2018, and January 31, 2017, respectively, the Company had cash, but no cash equivalents.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Technology and licensing rights (Intangible assets)

Technology and licensing rights are recorded at cost and capitalized and are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $1,497,715 during the fiscal year ended January 31, 2018 and $2,118,037 in the same period ended January 31, 2017. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Ftirix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets during the fiscal year ended January 31, 2018 and January 31, 2017.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized when all the criteria have been met:

• When persuasive evidence of an arrangement exists.
• The services have been provided to the customer.
• The fee is fixed or determinable.
• Collectability is reasonably assured.

As of January 31, 2018, no revenue has been recognized. While the Company has entered into an LMMA under which we are entitled to fee-based revenue on a profit sharing basis, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are paid to the Company by AFN.  As at January 31, 2018 fees payable by AFN for the period October 2017 through January 31, 2018 as reconciled in commission reports received from AFN have not been received by the Company. Because of this, the Company has determined to record its revenue in respect to the LMMA on the cash basis.  In the future, should the fee structure and reporting process become more easily determinable, the recognition method may change. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $2,041 (10% of net revenue generated by Colorado Business) at January 31, 2018. The Company will record the revenue once we receive the proceeds.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue will consist consists primarily of fees associated with the operation of our social media venues and fulfillment of specific customer advertising campaigns related to our downloadable apps. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

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

Convertible Debt and Beneficial Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion features.

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of January 31, 2018, and 2017, the Company had recorded within Convertible Notes, net of discount, the amount of $350,000 and $nil for the value of the stock settled debt for certain convertible notes (see Note 8).

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

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

NOTE 3: BUSINESS COMBINATION

On June 21, 2017, Eco Science Solutions, Inc. (ESSI) entered into a Stock Purchase Agreement ("SPA") with the shareholders of Ga-Du Corporation, a Nevada corporation ("Ga-Du", "Sellers"), wherein, ESSI agreed to purchase, and Sellers agreed to sell 100% of the shares of capital stock of Ga-Du to ESSI, in exchange for fifteen million (15,000,000) shares of ESSI Common Stock. On June 21, 2017, ESSI also agreed to the issuance of an additional 1,000,000 restricted shares of the Company's Common Stock to a third party, in consideration for arranging the transaction between the Company and Ga-Du Corporation Shareholders.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 3: BUSINESS COMBINATION (cont'd)

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

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	January 31, 2018	January 31, 2017

Office equipment	$15,528	$2,262
Less: accumulated depreciation and amortization	(4,255)	(628)
Total property and equipment, net	$11,273	$1,634

Depreciation expense was $3,627 and $628 for the fiscal year ended January 31, 2018 and January 31, 2017, respectively.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

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

During fiscal 2017 the scope of services provided by SDOI included in the above fee schedule include cash advertising expenditures for reimbursement as a result of ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Ftirix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook, with a goal of driving views and increasing visibility on a global scale.  In addition, fees incurred for technology licensing and marketing include the ongoing development and maintenance, as well as technology development fees for the Company's websites, applications, content platforms and social media channels.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

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

The following table is the summary of the market value of the allocated S-8 shares recorded on the balance sheet as liabilities for issuance of shares which are associated with the invoices received for advertising services from SDOI including services for project and planned technical development/maintenance, production and staging server administration, and ongoing marketing services provided:

S-8 Shares
Balance, January 31, 2016	108,510
Add: liability for unissued shares, market value on payment date	2,946,924
Deduct: shares issued	(340,166)
Cancellation of S-8 shares due to Cancellation and Release Agreement	(2,715,268)
Balance, January 31, 2017	$-

4,000,000 Common shares issued to SDOI were valued at market on the agreement date of January 10, 2017, for a total of $11,040,000.

The following table is the summary of loss on the S-8 shares:

	Fiscal Year ended January 31,
	2018	2017
Loss on the S-8 shares reserved for issuance	$-	$2017
Gain on cancellation of unissued S-8 shares	-	885,419
Loss on issuance of 4M shares	-	(2,715,268)
Total loss	$-	$11,040,000

 Intangible Assets of Ga-Du Corporation

On June 21, 2017, the Company acquired a 100% interest in Ga-Du including certain intangible assets including a Financial Services Platform, Testing Labs, and Inventory Control and Advisory Software Platforms.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

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

NOTE 7: LICENSE AND MASTER MARKETING AGREEMENT

On September 22, 2017, Ga-Du Corporation entered into an Assignment Agreement with G&L Enterprises, wherein G&L Enterprises assigned to Ga-Du Corporation, all of its rights, interest in, and obligations under a License and Master Marketing Agreement (LMMA) it entered into with Alliance Financial Network, Inc. ("AFN", "Alliance") on September 6, 2017.  The basic terms of that Agreement are as follows:

Alliance provides certain financial and marketing services to businesses and individuals, including the Cannabis Industry, on a programmatic or membership basis (the "Financial Program"), of which Alliance derives fees and income from enrolling companies in the Financial Program and providing a range of services, with respect to which AFN and Ga-Du may derive fees and income, for such clients (the "Members") according to the AFN pricing schedule (the "Fees").

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

Ga-Du has agreed to issue, or cause to be issued, two hundred thousand (200,000) shares of the Company's common stock to Alliance.  Ga-Du shall have the exclusive right to undertake marketing responsibilities of Alliance's Financial Services to businesses in the Cannabis industry, initially in Michigan, Oregon and Washington, with plans to extend throughout the United States, provided that it shall not extend to any states where Cannabis sales have not been legalized by that state's laws.

Ga-Du shall be credited with all Cannabis related members and revenues that use Alliance's financial and marketing services, regardless of the source of revenue, or the party that enrolled the customer that generated the revenues, that are generated within any territory in which Ga-Du has commenced business.

Alliance provides all software platform(s) necessary to deliver the Financial Services, assure compliance with appropriate Federal Requirements and international money laundering restrictions, administer all compliance, enrollment, and collection of fees from the Members contracting with Alliance, provide any and all necessary marketing or other materials describing Alliance's services and program, will forward any required Sales Commissions to the appropriate recipients, and assure adequate customer service at all times.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 7: LICENSE AND MASTER MARKETING AGREEMENT (cont'd)

Alliance will be responsible for the functional operation of any software utilized in providing its services and for the administration and handling of monies and/or any credits relating thereto and, in the event of any claim, cause of action or lawsuit (together the "Claims") for failure to properly administer such responsibilities, Alliance shall have the sole obligation to defend such Claim(s) and shall fully indemnify, defend and hold harmless Ga-Du from and against such Claims.

Alliance will maintain accounting and data concerning the income from the Cannabis Industry and will generate a monthly income statement as to each of the following revenue streams: (i) membership fees; (ii) cash depository fees; (iii) merchant processing and credit card fees; (iv) transfer fees; and (v) advertising fees.

Alliance and Ga-Du will split compensation derived from income generated from enrollees of Ga-Du as follows: (a) for income from point of sale payments to merchants, after deducting any Sales Commissions and cost basis (interchange and bank fees), Alliance will receive forty percent (40%), and Ga-Du shall receive sixty percent (60%); (b) for income from cash depository business deriving from the Cannabis industry, Alliance will receive sixty five percent (65%), and Ga-Du will receive thirty five percent (35%); (c) for income derived from membership fees from the Cannabis industry, Alliance and Ga-Du will split the revenue 40/60 as in (a) above; (d) for income generated from transfer fees, Alliance and Ga-Du will split the revenue on a 50/50 basis; and (e) for any other income derived from providing services to the Cannabis industry, Alliance and Ga-Du will split the income on an equal fifty/fifty basis, except that income derived from advertising fees paid by advertisers utilizing Alliance's kiosks will be split eighty-five percent (85%) to Alliance and fifteen percent (15%) to Ga-Du.

Additionally, the terms of the License and Master Marketing Agreement G&L entered into with Alliance included a $100,000 Convertible Promissory Note ("Note") payable to G&L, based upon money G&L loaned to Alliance; the sole member of G&L Enterprises, L. John Lewis, is one of the founding members of Ga-Du Corporation. On September 22, 2017, G&L Enterprises assigned the July 6, 2017 $100,000 Convertible Promissory Note to Ga-Du The terms of the Note are for one year with 12% interest, and following the above-referenced assignment, payable to the Ga-Du Corporation.  Furthermore, the Note can, at Ga-Du's option, be converted upon maturity into 1.12% of the equity of Alliance.

200,000 shares of common stock valued at $50,000, or $0.25 per share were expensed as research and development expenses.

A total of $102,533 in respect to the assigned convertible note, including principal of $100,000 and accrued interest receivable of $2,533 has been recorded as additional paid in capital.

NOTE 8: PREPAID EXPENSES

Prepaid expenses consist of the following:

	January 31, 2018	January 31, 2017
Office lease – Security deposits	$13,127	$817
Prepaid other expenses	25,270	-
Total prepaid expense	$38,397	$817

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 9: CONVERTIBLE PROMISORY NOTE RECEIVABLE

As detailed in Note 7, the Company acquired a convertible note receivable in the principal amount of $100,000 including accrued interest receivable in the amount of $2,533 on September 22, 2017.

The Note matures on July 6, 2018 and bears interest at a rate of 12% per annum, and is payable to Ga-Du Corporation.  The Note can, at Ga-Du's option, be converted upon maturity into 1.12% of the equity of Alliance.

During the period ended January 31, 2018, the Company recorded interest income of $4,300 in respect of this Note. As of January 31, 2018, total interest receivable is $6,833.

NOTE 10: NOTES PAYABLE AND CONVERTIBLE NOTE

	Note 1	Note 2	Note 3	Note 4	Total
Balance, January 31, 2016	$232,450	$-	$-	$-	$232,450
Changes:
Converted to shares	(96,100)	-	-	-	(96,100)
Additions	-	14,930	50,000	225,000	583,210
Deduct: Cancellation and Release Agreement	(136,350)	-	-	-	(136,350)
Balance, January 31, 2017	-	14,930	50,000	225,000	289,930
Changes:
Additions				1,842,500	1,842,500
Balance, January 31, 2018	$-	$14,930	$50,000	$2,067,500	$2,132,430

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

Note 2:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date. During the fiscal year ended January 31, 2018 and 2017, the Company accrued interest expense of $152 and $104, respectively. As of January 31, 2018, the Company has accrued interest payable of $256.

Note 3:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and is due three months from issue date. As at January 31, 2018 the note became due and remained unpaid. During the fiscal year ended January 31, 2018 and 2017, the Company accrued interest expense of $500 and $126, respectively. As of January 31, 2018, the Company has accrued interest payable of $626.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 10: NOTES PAYABLE AND CONVERTIBLE NOTE (cont'd)

Note 4:

During the fiscal year ended January 31, 2017, the Company received an amount of $225,000 from a third party. The note bears interest at a rate of 6% per annum and is due one year from issue date.

During the fiscal year ended January 31, 2018 the Company received accumulated amounts of $1,842,500 from a third party. The notes bear interest at a rate of 6% per annum and each due one year from issue date.

During the fiscal year ended January 31, 2018 and 2017, the Company accrued interest expense of $72,471 and $37, respectively. As of January 31, 2018, the Company has accrued interest payable of $72,508.

NOTE 11: RELATED PARTY TRANSACTIONS

As of January 31, 2018, and January 31, 2017, related parties are due a total of $362,060 and $616,994, respectively

	January 31, 2018	January 31, 2017

Related party payables (1)(2)(4)(5)(6)(7)	$505,035	$293,714

Notes payable (3)(4)	30,000	323,280

Total related party transactions	$537,325	$616,994

Related party payable	Mr. Jeffery Taylor (1)(3)	Mr. Don Lee Taylor (1)(3)	Ms. Jennifer Taylor (2)	Mr. Michael Rountree (4)	L. John Lewis (5)	S. Randall Oveson (6)	Mr. Andy Tucker (7)	Total
Balance, January 31, 2016	$9,583	$8,750	$-	$-	$-	$-	$-	$18,333

Add: Management fees	115,000	105,000	-	25,000	-	-	-	245,000
Advertising and marketing	-	-	-	100,000	-	-	-	100,000
Administrative costs	-	-	18,000	-	-	-	-	18,000
Reimbursed expenses	35,412	47,064	-	540	-	-	-	83,016
Accrued loan interest	152	152	-	826	-	-	-	1,130
Deduct: cash payment	(77,807)	(85,958)	(8,000)	-	-	-	-	(171,765
Balance, January 31, 2017	82,340	75,008	10,000	126,366	-	-	-	293,714

Add: Management fee	115,000	105,000	-	305,000	80,000	80,000	73,334	758,334
Advertising and marketing				900,000	-	-	-	900,000
Administrative costs	-	-	27,000	-	-	-	-	27,000
Reimbursed expenses	7,523	6,743	2,456	72,726	-	-	-	89,448
Accrued loan interest	150	150	-	4,643	-	-	-	4,943
Deduct: cash payment	(137,555)	(137,774)	(36,456)	(775,313)	-	-	-	(1,087,098)
Assigned to third party				(481,306)				(481,306)
Balance, January 31, 2018	$67,458	$49,127	$3,000	$152,116	$80,000	$80,000	$73,334	$505,035

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

(1)
Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company.

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company's actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive's past or future employment by the Company or any Affiliates, or any predecessor thereof ("Work Product"), belong to the Company, or its Affiliates, as applicable.

(2)
During the fiscal years ended January 31, 2018 and 2017 the Company was invoiced a total of $27,000 and $18,000, respectively, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors.

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor.

During the fiscal year ended January 31, 2018 and 2017, the Company accrued interest of $300 and $304, respectively, with respect to the aforementioned notes.  The notes were not repaid on their due dates of August 17, 2016 and are now due on demand.

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $80,000 in the current fiscal year end under the terms of this agreement.

Rountree Consulting Inc. ("Rountree"), a company controlled by our COO, provides marketing and advertising services, site and app hosting and network administration, support finance and bookkeeping work and technical & design services to the Company. During the nine-month period ended October 31, 2017, Rountree Consulting Inc. invoiced $1,125,000 of which $225,000 was recorded as management fees and $900,000 was recorded as advertising and marketing fees. There were no further fees invoiced from Rountree Consulting in the fourth quarter of fiscal 2018.

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $293,280 from Rountree for operating expenses. The notes bear interest at a rate of 1% per annum and are each due three months from issue date. None of the notes were retired upon maturity and the total balance remains payable.

During the nine-month period ended October 31, 2017, the Company received further accumulated advances of $633,195 from Mr. Rountree. The notes bear interest at a rate of 1% per annum and are each due three months from issue date.  During the year up to October 31, 2017 a total of $926,475 became due and payable on the three-month anniversary of each advance. As of October 31, 2017, the Company has accrued interest of $5,469 in respect of the accumulated amount payable.

Effective October 31, 2017, a third party agreed to purchase debt owed to Mr. Rountree in the amount of $1,407,781 including certain debt in the principal amount of $926,475 plus accrued interest of $5,468 and certain unpaid invoices owed to Rountree of $475,838). (ref Note 12 – Convertible note)

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

(5)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $80,000 in the current fiscal year end under the terms of this agreement.

(6)
On June 21, 2017, Ga-Du entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Overson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $80,000 in the current fiscal year end under the terms of this agreement.

(7)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. We recorded $73,334 in the current fiscal year end under the terms of this agreement.   Mr. Tucker holds approximately 8.88% of the Company's issued and outstanding shares.

NOTE 12: CONVERTIBLE NOTE PAYABLE

On October 31, 2017 a third party agreed to purchase debt owed to Mr. Rountree, our COO, in the amount of $1,407,781 with a maturity date on or before November 1, 2018. Interest shall be 1% per annum, beginning on November 1, 2017 on the total amount of the debt of $1,407,781, and paid every 120 days on any outstanding balance, and shall begin to accrue on the date of conveyance.

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

Total beneficial conversion feature discount recognized was $496,864 which is being amortized over the terms of the convertible notes payable.  During the fiscal year ended January 31, 2018 the Company recognized interest expense of $124,895 related to the amortization of the beneficial conversion feature discount. The unamortized balance of beneficial conversion feature was $371,969 as of January 31, 2018.

At January 31, 2018 and January 31, 2017, convertible note payable consisted of the following:

	January 31, 2018	January 31, 2017
Principal amount	$1,407,781	$-
Liability on stock settled debt	248,432	-
Less: unamortized debt discount	(371,969)	-
Convertible notes payable, net	$1,284,244	$-

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

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

A Complaint was filed against Gannon Giguiere, president of Phenix Ventures, in July 2018, by the SEC, which alleges Mr. Giguiere's involvement in certain activities, of which the Company, its' officers, board members, and others directly involved with the Company, have no knowledge of.  Until the Complaint is resolved, no funding will be provided by Phenix Ventures to the Company.

To date, there have been no Put Notices and no funding available from Phenix Ventures under the Registration Statement; additionally, no shares have been issued pursuant to the registration statement

(c)
On June 21, 2017, Ga-Du entered into an employment agreement with Ms. Wendy Maguire, whereby Ms. Maguire accepted employment as Vice President, business development of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Ms. Maguire has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time. less terminated by either party with thirty days prior notice.

(d)
On June 21, 2017, Ga-Du entered into an employment agreement with Mr. Dante Jones, whereby Mr. Jones accepted employment as Special Advisor to Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Jones has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.

(e)
On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sublandlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 13: COMMITMENTS (cont'd)

(f)
The Company has entered into verbal agreements with Take2L, an arms-length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. As at October 31 2017 an amount of $468,810 is due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

(g)
On November 14, 2017, ESSI entered into an Endorsement Agreement with Mr. Stephen Marley.  The terms of the Agreement allow for Mr. Marley to act as a Spokesperson for ESSI and to provide his endorsement of all ESSI products and services, domestically, and worldwide. The term of the Agreement is for one year, with automatic yearly renewals, unless terminated by either party with thirty days prior notice.  Mr. Marley will be compensated in the amount of Ten Thousand Dollars ($10,000) per month, and has been issued1,000,000 shares of the Company's restricted common stock.

NOTE 14: CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of January 31, 2018, there were 46,557,572 shares issued and 45,557,572 outstanding and 46,331,186 issued and 45,331,186 outstanding as at January 31, 2017

Common stock issued during the fiscal year ended January 31, 2018

On February 16, 2017, the Company issued 26,386 shares of common stock pursuant to a conversion notice presented to the Company relative to a convertible note for previously incurred and unpaid compensation totalling $59,000 plus accrued interest which amount was due to a former officer and director.

On July 11, 2017, the Company issued 16,000,000 shares of restricted stock valued at $18,400,000 or $1.15 per share, the fair market value on the date of issue pursuant to the Stock Purchase Agreement entered into with the founders of Ga-Du Corporation, Andy Tucker, L. John Lewis, Dante Jones, and Wendy Maguire (ref: Note 3).

On September 22, 2017, Jeffery and Don Taylor, CEO and CFO of the Company each agreed to return 8,000,000 shares of common stock held in their respective names to the transfer agent for cancellation.

On September 22, 2017, the Company issued 200,000 shares of restricted stock valued at $50,000 or $0.25 per share, the fair market value on the date of issue pursuant to the Assignment Agreement entered between Ga-Du Corporation and G&L Enterprises. (ref: Note 7).

On November 14, 2017, the Company issued 1,000,000 shares of restricted stock valued at $101,000 or $0.101 per share, the fair market value on the date of the agreement. (ref: Note 13 (g)).

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 14: CAPITAL STOCK (cont'd)

Common Stock (cont'd)

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 14: CAPITAL STOCK (cont'd)

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

As of January 31, 2018, and January 31, 2017, no Series A Voting Preferred Shares were issued.

NOTE 15: CONTINGENCIES

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

On November 3, 2017, a purported shareholder of Eco Science Solutions, Inc. (the "Company"), Mr. Hans Menos, filed a verified shareholder derivative complaint against Jeffrey L. Taylor, Don L. Taylor (collectively, Jeffrey and Don Taylor are the "Taylors"), L. John Lewis, S. Randall Oveson, the directors and officers in the Company, and Gannon Giguiere in the United States District Court for the District of Nevada (the "Nevada Federal Complaint").  The Company is identified as a nominal defendant, against which no claims are plead.  The Nevada Federal Complaint arises out of alleged materially false and

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 15: CONTINGENCIES (Cont'd)

misleading statements or omissions from SEC filingsand/or public statements by or on behalf of Company.  The Nevada Federal Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Taylors, unjust enrichment against all individual defendants, abuse of control against the Taylors, gross mismanagement against the Taylors, waste of corporate assets against the Taylors and aiding and abetting breach of fiduciary duty against all individual defendants.  The Nevada Federal Complaint (1) seeks judicial declarations that (i) Mr. Menos may maintain this action on behalf of the Company and (ii) all individual defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of all individual defendants; (3) seeks an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.

On July 6, 2018, the Securities and Exchange Commission filed a Complaint against Gannon Giguiere, president of Phenix Ventures, LLC and the Company's largest outside funders.  The Complaint alleges Mr. Giguiere's involvement in certain activities, of which the Company, its' officers, board members, and others directly involved with the Company, have no knowledge of.  Pursuant to the Complaint being filed, the Company is looking for funding elsewhere as it continues to require outside funding until it generates more consistent revenue.

On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming The Company, its subsidiary Ga Du Corporation and two of the Company's officers and directors as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages.  The Company is in the process of filing a response to the Complaint.

NOTE 16: INCOME TAXES

The components of the net change in deferred tax asset at January 31, 2018 and January 31, 2017, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	January 31, 2018	January 31, 2017

Income (loss) before taxes	$(22,857,293)	$(33,628,178)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(7,771,480)	$(11,433,580)
Non-deductible expenses	6,290,340	10,493,975
Change in valuation allowance	1,481,140	939,605
Reported income taxes	$-	$-

The significant components of the cumulative deferred income tax assets and liabilities at January 31, 2018 and January 31, 2017, are as follows:

	January 31, 2018	January 31, 2017
Deferred tax assets:
Net operating loss carry forward	$22,506,760	$14,735,280
Non-deductible expenses	16,786,215	10,495,875
Change in effective tax rate	743,670	-
Less valuation allowance	(4,976,875)	(4,239,405)
Net deferred tax asset	$-	$-

For the fiscal years ended January 31, 2018 and 2017, the amounts above were calculated using a 34% statutory rate. The change in effective tax rate to a flat 21%, which reflects the change in rates based on passage of tax reform by the United States Congress in January 2018, is reflected in fiscal 2018 as the line item "Change in effective tax rates".

During the fiscal year ended Janaury 31, 2018 and 2017, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. Tax years from inception to fiscal year ended January 31, 2018 are not yet filed and are open for examination by the taxation authorities. The Company has no tax positions at January31, 2018 or 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 17: SUBSEQUENT EVENTS

On March 5, 2018, an Addendum to that certain LMMA entered into between Ga-Du, the Company and AFN. (d/b/a eXPOTM) ("Alliance", "eXPOTM"), and dated September 6, 2017, was entered into and agreed upon, wherein the LMMA was amended to reflect the right of Ga-Du to receive revenue from Colorado businesses; the LMMA originally excluded existing Colorado business as any revenue generating businesses.

The Addendum allows for the following split:

"With respect to the fee split between Alliance and Ga-Du as to income derived from cash depository business designated by eXPOTM as "Legacy Cash" deposited  from businesses in the Cannabis industry, or other cash depository business brought in by Ga-Du, the Company shall receive fifty percent (50%) of all revenues and Ga-Du shall receive fifty percent (50%) of all such revenues (the "Cash Depository Revenues")".

Among other things, in exchange for the split, whereby Ga-Du is to receive 50% of all revenues, Ga-Du agreed to pay to Alliance $405,000 in two tranches, for operational expenses and business development in the State of Colorado as well as in other states.

Additionally, Ga-Du, from October 15, 2017, and going forward, is entitled to receive 10% of all of Alliance's net revenue earned from Colorado revenues.

The payment to Alliance in the amount of $405,000 was concluded and has been recorded as research, development, and promotional expenses subsequent to the year ended January 31, 2018.

Pursuant to Alliance's revenue reports, the amount payable to Ga-Du Corporation is $2,041 (10% of net revenue generated by Colorado Business) as at January 31, 2018. The Company will record the revenue once we receive the proceeds.

On April 1, 2018, the Company entered into a Sponsorship Agreement with Fruit of Life Productions, LLC.  The terms of the Agreement allow the Company to sponsor Kaya Fest 2018, to be held in San Bernardino, California, and to be acknowledged by Fruit of Life Productions as a Sponsor at Kaya Fest.  In return, the Company agrees to pay Fruit of Life Productions $250,000.  Sponsorship benefits will include, among other things, the following:

(1) Main Stage named after ESSI; (2) Four 10x10 on site vendor booths; (3) Banner (10) placement in venue; (4) Audio/Video assets provided as promotional use for ESSI's Herbo; (5) Name and phrase of ESSI called out on stage between performers sets; (6) ESSI's logo and a link to ESSI on Kaya Fest website; (7) ESSI's logo on video wall; (8) ESSI's name and logo as presenting sponsor; (9) Banner at main entrance of venue; (10) On stage banner placement; and (11) ESSI's logo on all promotional print for Kaya Fest.

The term of the Agreement began on April 1, 2018, and will continue until April 30, 2018, at 11:59 p.m. at the closing of the Kaya Fest.

On April 15, 2018 the Company entered into a Consulting Agreement with Standard Consulting LLC (the  "Consultant") where under the Consultant will provide business development and evaluation services relative to the strategic growth of the Company.  Further the Consultant will work with the CEO and CFO to develop new products, provide support for the Company's existing product suite, and provide logistical support services for manufacturing, warehousing, shipping and customer service as may be required.  Under the terms of the contract the Consultant shall receive an annual fee of $120,000, payable quarterly on the first day of each quarter with a commencement date of May 1, 2018. Further the Company may settle amounts payable to Consultant by way of issuance of shares on 15 days notice. Any shares issued under the contract for services rendered will be issued at a 15% discount to market to the closing market price on the day before the first day of the quarter.  A further 1,000,000 restricted shares shall be issued upon commencement of the term and are subject to a six- month leak out restriction once available for resale under Rule 144. As at the date of this report the shares have not been issued.  The contract term is six months and is renewable for additional six month terms by mutual consent of the parties.

Subsequent to the year ended January 31, 2018 Mr. Michael Rountree, our COO advanced a total of $35,000 to clear the remaining balance payable to Alliance under certain agreements as more fully described in Note 7 above. Further Mr. Rountree has advanced $185,606 for general operating capital.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2018, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2018. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of January 31, 2018, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2018:

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

Management's Remediation Initiatives

As of January 31, 2018, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

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

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company and its wholly owned subsidiary, as of January 31, 2018:

Name	Position(s) Held	Age	Date first Elected or Appointed
Jeffery Taylor	President, Secretary, Chief Executive Officer, Director	46	December 17, 2015 as to Chief Executive Officer and President and January 11, 2016 as to Director and Secretary.
Don Lee Taylor	Chief Financial Officer, Treasurer and Director	48	December 17, 2015 as to Chief Financial Officer and January 11, 2016 as to Director and Treasurer
Michael D. Rountree	Chief Operating Officer	48	June 21, 2017
L. John Lewis	Chief Executive Officer, President, Secretary, Treasurer and Director Ga-Du Corporation	68	June 21, 2017 as to CEO President, Secretary, Treasurer and Director since inception of Ga-Du on June 2, 2017.
S. Randall Oveson	Chief Operating Officer, Ga-Du Corporation	56	June 21, 2017

Term of Office

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal.

Background and Business Experience

Mr. Jeffery Taylor

As CEO, Mr. Jeffrey Taylor will oversee the company's strategy, technology roadmap, and consumer community content development programs; Mr. Taylor is a recipient of the Army Commendation Medal from the United States Army during service of operation Uphold Democracy; he served in the United States Army for 10 Years and focused on supply chain management technologies with an emphasis on logistics and distribution of specialty materials.  Mr. Taylor was discharged with a Medical Discharge; Mr. Taylor has been a real estate entrepreneur and holds a real estate license in the State of Hawaii from 2005 to present.  In 2003, Mr. Taylor received his Microsoft technology certification from the Veterans Association during rehabilitation process from being injured in the military.  As part of his passion for open water scuba and snorkeling, he launched Liquid Marlin LLC, and works with the Make A Wish Foundation on Maui as one of its designated snorkel instructors.

Mr. Don Lee Taylor

As CFO, Don Taylor will oversee the company's financial governance; business community content development program, and business partnerships. Mr. Taylor holds a real estate license in the State of Hawaii from 2001 to Present; and has been active in the Hawaii real estate and real estate financing community.  Mr. Taylor currently holds the title of Broker in Charge of Maui Realty Co., Inc. Mr. Taylor holds a BS in Finance with an emphasis in Financial Management from the California State University in Long Beach.

L. John Lewis

Mr. Lewis graduated Magna Summa Cum Laude from the University of Utah in 1976, with a Bachelor of Science degree in political science, and an international relations certificate.  He received a Juris Doctor degree from Stanford Law School in 1979, and was managing director of the Stanford Law Journal.  Following law school, Mr. Lewis served as a law clerk on both the United States District Court for the Southern District of California and on the United States Tenth Circuit Court of Appeals.

As a lawyer, Mr. Lewis has represented American Dairies, China Sky One, the Metropolitan Insurance Group, Skaggs-Alpha Beta, and numerous other companies in connection with private and public offerings, and/or mergers with public entities now trading on the New York Stock Exchange.

Mr. Lewis departed from the practice of law to become involved in assisting private companies with significant growth trajectories.  He has been active in assisting such companies with capital formation, structure and the private equity and business management for approximately the last twenty years as a consultant, legal advisor and/or manger, and has been the General Manager of a household products manufacturing company, the CEO of a nutraceutical company, and the Managing Director of a Swiss based asset management firm, as well as managing a large legal and contracting group for a multi-national NGO.  His management duties have run the gamut from managing a small business development group of several individuals to responsibility for hundreds of employees.

Mr. Lewis has served as an instructor of "International Legal and Treaty Conventions", "International Commercial Conflicts" for the United States Army, and was a part time Professor of Business Law at LDS Business College, as well as Visiting Instructor of Business Communications and Entrepreneurship" at the University of Utah.

Mr. Lewis has received the following honorary distinctions: (i) Owl and Key; (ii) Pi Sigma Alpha; and (iii) Who's Who in American Law.

S Randall Oveson

BS MBA • Management, Finance, and Accounting

Mr. Oveson started his career as a Financial Analyst with Suite Thinking, Inc., a boutique hospitality consulting firm in Newport Beach, CA. There Mr. Oveson developed systems and processes used to analyze dozens of hotels part of a $500 million+ portfolio in various financial and operational categories still in use in the hospitality industry today.

Upon completion of his MBA at Pepperdine University Mr. Oveson has taken CEO, COO, CFO, and CIO roles in hospitality, the aerospace, manufacturing, brokerage, action sports, telecommunications, and the banking and healthcare technology industries. His range of experience includes all aspects of management for start-up and mid-tier companies both public and private entities. He has led dozens of full financial audits and reviews and has also led numerous PCI audits and MasterCard RAMP reviews. He has been instrumental in projects as diverse as the first and largest prepaid CLEC in the State of California to building out and growing the first financial data center on the island of Antigua.

Mr. Oveson is currently involved in financial processing projects in Europe, Canada, and the US as well as assisting with the development of Ga-Du Corporation's enterprise solutions and operations.

Michael D. Rountree

Mr. Rountree is the Founder and President of Rountree Consulting, which he formed in 1997.  He is a certified public accountant as well as a business and financial manager and advisor, providing financial, strategy, and business consulting services to clients with the goal of increasing sales and growing revenue, while also actively lowering expenses while streamlining operational efficiencies.  Mr. Rountree spent 3 years with Deloitte and Touche, as well as Price Waterhouse, working on multi-state tax and financial accounting engagements for large Fortune 500 and Global 2000 clients.  Mr. Rountree also spent 3 years at the State of California Franchise Tax Board.  His initial work was with the traditional corporate and individual audit group, but he was quickly promoted to the forensics audit practice where he handled complex financial, tax and audit engagements.

Mr. Rountree holds a BS degree with an emphasis in Accountancy from C.S.U Long Beach and a Masters in Business Taxation from the Leventhal School of Accounting at the University Southern of California.

Mr. Rountree has been the Chief Financial Officer of Eventure Interactive, Inc., a Nevada corporation since April 1, 2013, and the Chief Financial Officer of Separation Degrees – One, Inc., a Delaware corporation, since December 17, 2014.

Identification of Significant Employees

Employees Mr. Dante Jones, Special Advisor to Ga-Du and Vice President, Business Development, Ms. Wendy Maguire, as well as Mr. Andy Tucker, Special Consultant to Ga-Du Corporation each provide significant contribution to the operation of Ga-Du.

Other than as noted above, the Company does not expect any individuals other than our officers and directors to make a significant contribution to the Company's business.

Family Relationships

Our directors and officers, Jeffery Taylor and Don Lee Taylor, are brothers.  The Company currently has a Consulting Agreement with Jennifer Taylor, Jeff and Don's sister.

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

On July 6, 2018, the Securities and Exchange Commission filed a Complaint against Gannon Giguiere, president of Phenix Ventures, LLC and the Company's largest outside funder.  The Complaint alleges Mr. Giguiere's involvement in certain activities, of which the Company, its' officers, board members, and others directly involved with the Company, have no knowledge of.  Pursuant to the Complaint being filed, the Company is looking for funding elsewhere as it continues to require outside funding until it generates more consistent revenue.

On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming The Company, its subsidiary Ga Du Corporation and two of the Company's officers as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages.  The Company is in the process of filing a response to the Complaint.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended January 31, 2018, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended January 31, 2018, and the representations made by the reporting persons to the Company, the Company believes that during the year ended January 31, 2018, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company's equity securities are all delinquent in completing at least one report under the Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)	its principal executive officer;

(b)	each of the Company's two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2018 and 2017; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company's executive officer at the end of the years ended January 31, 2018 and 2017.

No disclosure is provided for any named executive officer, other than the Company's principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
	FYE	Salary	Bonus	Stock Award		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Jan 31	($)	($)	($)		($)	($)	($)	($)	($)

Jeffery Taylor, President, Secretary, CEO, Director [1]	2018	115,000	None	None		None	None	None	None	115,000
	2017	115,000	None	8,190,000	[2]	None	None	None	None	8,305,000
Don Lee Taylor CFO, Treasurer Director [3]	2018	105,000	None	None		None	None	None	None	105,000
	2017	105,000	None	8,190,000	[2]	None	None	None	None	8,295,000
Michael D Rountree COO[4]	2018	80,000	None	None		None	None	None	225,000	305,000
	2017	25,000	None	None		None	None	None	100,000	125,000
L. John Lewis, CEO Ga-Du Corporation [5]	2018	80,000	None	None		None	None	None	None	80,000
S. Randall Oveson, COO, Ga D Corporation	2018	80,000	None	None		None	None	None	None	80,000
[1]
Mr. Jeffery Taylor was appointed CEO and President on December 17, 2015.  On January 11, 2016 Mr. Jeffery Taylor was appointed to the board of directors and Secretary. A total of $67,458 and $82,340 remained payable to Mr. Taylor in respect to unpaid salary and certain expense reimbursements as at January 31, 2018 and 2017, respectively.

[2]
Represents vested awards and options only. Each of Mr. Jeffery Taylor and Mr. Don Taylor received 3,000,000 stock awards during fiscal 2017 which amounts were valued at the fair market value on issuance date of $2.73 per share.

[3]
Mr. Don Lee Taylor was appointed CFO on December 17, 2015.  On January 11, 2016 Mr. Don Lee Taylor was appointed to the board of directors and Treasurer. A total of $49,127 and $75,008 remained payable to Mr. Taylor in respect to unpaid salary and certain expense reimbursements as at January 31, 2018 and 2017, respectively.

[4]
Michael D. Rountree was appointed COO of the Company on June 21, 2017. Under the terms of an Employment agreement with Mr. Rountree he charged the Company $80,000 for services during fiscal 2018. During fiscal 2017 Mr. Rountree charged management fees of $25,000 for his services. In addition, a company controlled by Mr. Rountree charged the Company $225,000 and $100,000 respectively in fiscal 2018 and 2017 for services rendered.  A total of $152,116 and $126,366 remained payable to Mr. Rountree and an entity controlled by him in respect to unpaid salary and fees, and certain expense reimbursements as at January 31, 2018 and 2017, respectively.

[5]
L. John Lewis was appointed CEO of Ga-Du Corporation on June 21, 2017. He also serves as the President, Secretary, Treasurer and Director since inception of Ga-Du on June 2, 2017.  Under the terms of an Employment agreement with Mr. Lewis he charged the Company $80,000 for services during fiscal 2018, all of which remains unpaid.

[6]
S. Randall Oveson was appointed COO of Ga-Due Corporation on June 21, 2017. Under the terms of an Employment agreement with Mr. Oveson he charged the Company $80,000 for services during fiscal 2018, all of which remains unpaid.

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

On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.

On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.

On June 21, 2017, Ga-Du entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Overson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.

On June 21, 2017, Ga-Du entered into an employment agreement with Ms. Wendy Maguire, whereby Ms. Maguire accepted employment as Vice President, business development of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Ms. Maguire has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.

On June 21, 2017, Ga-Du entered into an employment agreement with Mr. Dante Jones, whereby Mr. Jones accepted employment as Special Advisor to Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Jones has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.

On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month.

There are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of the Company.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of the Company's executive officers acts or will act on behalf of or at the direction of any other person.

Equity Compensation Plan

2012 Employee Stock Option Plan

On September 1, 2012, the Company adopted the Employee Stock Option Plan ("2012 Plan"), wherein 25,000,000 shares of common stock were reserved for issuance. The 2012 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options.  As of January 31, 2015, the Company has granted a total of 6,500,000 options to purchase common stock shares.

On September 1, 2012, the Company, under its 2012 Plan, granted qualified stock options to purchase 6,500,000 shares of its common stock.  Of the total options granted, 5,000,000 were granted to the President of the Company (the "Executive Options") at $0.10 per share, and 1,500,000 were granted to a consultant at $0.25 per share (collectively, the "Options").  The Options are exercisable for a period of five years, vest quarterly over a period of two years, and were valued using the Black-Scholes valuation method at $0.41 per share, or $2,665,000, which is being amortized over a 36-month period. Due to the change in control of the Company that took place on November 26, 2013, the 5,000,000 Executive Options became fully exercisable, in accordance with the accelerated vesting clause contained within the Executive's Employment Agreement.

During fiscal 2017, in accordance with the terms of the underlying option agreements, upon the termination of services to the Company by the consultant and the officer holding the options, all outstanding stock options expired unexercised 90 days thereafter.

2016 Equity Incentive Plan

On January 1, 2016, the Company's Board of Directors approved the 2016 Equity Incentive Plan (the "2016 Plan"). The purpose of this Plan is to attract, retain and motivate the officers, directors, employees and consultants of the Company and its Subsidiaries and Affiliates, as well as provide a means of compensation for consultants, and to promote the success of the Company's business by providing them with appropriate incentives and rewards either through a proprietary interest in the long-term success of the Company or compensation based on fulfilling certain performance goals.

The Plan shall become effective and Awards may be granted on and after January 1, 2016 (the "Effective Date"). Any Awards of incentive stock options granted under the Plan are granted subject to approval of the Plan by the stockholders of the Company within twelve (12) months after the Effective Date. If such approval has not been obtained within such twelve (12) month period, grants of incentive stock options shall be deemed to have been grants of non-qualified stock options.

Participants will consist of such Employees, Directors and Consultants as the Committee in its sole discretion determines and whom the Committee may designate from time to time to receive Awards under this Plan; provided, however, that Options and Stock Appreciation Rights may only be granted to those Employees, Directors and Consultants with respect to whom the Company is an "eligible issuer" within the meaning of Section 409A of the Code. The designation of an individual as a Participant in any year shall not require that the Committee designate such individual to receive an Award in any other year or to receive the same type or amount of Award in any other year.

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

During fiscal 2017 the Company filed two separate Form S-8's in April and November 2016 respectively for a total of 10,000,000 shares under its 2016 Equity Incentive Plan.   As of January 31, 2017, a total of 9,307,953 shares had been issued under the respective Form S-8's.

2017 Equity Incentive Plan

On June 20, 2017 the Company's Board of Directors approved the 2017 Equity Incentive Plan, reserving a total of 15,000,000 shares of common stock for issuance from time to time. The purpose of this Plan is to attract, retain and motivate the officers, directors, employees and consultants of the Company and its Subsidiaries and Affiliates, as well as provide a means of compensation for consultants, and to promote the success of the Company's business by providing them with appropriate incentives and rewards either through a proprietary interest in the long-term success of the Company or compensation based on fulfilling certain performance goals.

The Plan shall become effective and Awards may be granted on and after June 20, 2017 (the "Effective Date"). Any Awards of incentive stock options granted under the Plan are granted subject to approval of the Plan by the stockholders of the Company within twelve (12) months after the Effective Date. If such approval has not been obtained within such twelve (12) month period, grants of incentive stock options shall be deemed to have been grants of non-qualified stock options.

Participants will consist of such Employees, Directors and Consultants as the Committee in its sole discretion determines and whom the Committee may designate from time to time to receive Awards under this Plan; provided, however, that Options and Stock Appreciation Rights may only be granted to those Employees, Directors and Consultants with respect to whom the Company is an "eligible issuer" within the meaning of Section 409A of the Code. The designation of an individual as a Participant in any year shall not require that the Committee designate such individual to receive an Award in any other year or to receive the same type or amount of Award in any other year.

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

There have been no shares issued under this plan in fiscal 2018.

Stock Options/SAR Grants

The Company granted no stock options to directors and officers through the 2012 Plan, 2016 Plan or 2017 Plan during the years ended January 31, 2018 and 2017.

Restricted Stock Awards

On January 4, 2017 the Company's board of directors approved the issuance of 3,00,000 restricted shares as compensation for services rendered during the period January 1, 2016 to December 31, 2016 by our CEO and President, Mr. Jeffery Taylor.  The fair market value of our common stock was $2.73 on the date of issue;

On January 4, 2017 the Company's board of directors approved the issuance of 3,00,000 restricted shares as compensation for services rendered during the period January 1, 2016 to December 31, 2016 to our CFO and Secretary, Mr. Don Taylor.  The fair market value of our common stock was $2.73 on the date of issue;

On January 4, 2017 the Company's board of directors approved the issuance of a further 2,100,000 restricted shares as compensation for services rendered during the period January 1, 2016 to December 31, 2016 by three independent consultants to the Company. The fair market value of our common stock was $2.73 on the date of issue;

No other restricted stock awards have been granted during the years ended January 31, 2018 and 2017.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the years ended January 31, 2018 and 2017, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of the years ended January 31, 2018 and 2017.

Compensation of Directors

The Company reimburses its directors for expenses incurred in connection with attending board meetings. The Company has no formal plan for compensating its directors for their service in their capacity as directors. The Company has not paid any cash compensation or director's fees for services rendered as a director since the Company's inception to the date of this filing.

Pension, Retirement or Similar Benefit Plans

As of January 31, 2018, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 31, 2018, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name Of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)	Percent of Class Owned(2)	Percent of Total Voting Shares (3)
Directors and Officers
Common	Jeffery Taylor	5,047,019 Direct	10.84%	10.84%
Common	Don Lee Taylor	5,047,019 Direct	10.84%	10.84%
Common	Michael D. Rountree	2,126,491 Direct	4.57%	4.57%
Common	L. John Lewis	2,150,000 Indirect held by Deep Springs Holdings, LLC	4.62%	4.62%
Common	S. Randall Oveson	1,000,000 Direct	2.15%	2.15%
Total Officers and Directors as a group (5 persons)		15,370,529 Common shares	33.01%	33.01%
Greater than 5% holders
Common	Gannon Giguiere	4,163,443 Direct	8.94%	8.94%
Common	Andy Tucker	5,447,019 Direct	11.70%	11.70%
Total greater than 5% holders as a group (2 persons)		9,610,462 Common shares	20.64%	20.64%
Total Common		24,980,991	53.66%	53.66%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of October 31, 2018. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 46,557,572 shares of common stock issued and outstanding on October 31, 2018 and 0 shares of Preferred Stock outstanding.
(3)	Calculation of percentage of Voting Shares is based on the following voting rights: (a) each share of Common Stock has the right to cast one (1) vote.

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 10% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended January 31, 2018, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

As of January 31, 2018, and January 31, 2017, related parties are due a total of $362,060 and $616,994, respectively

	January 31, 2018	January 31, 2017

Related party payables (1)(2)(4)(5)(6)(7)	$505,035	$293,714

Notes payable (3)(4)	30,000	323,280

Total related party transactions	$537,325	$616,994

Related party payable	Mr. Jeffery Taylor (1)(3)	Mr. Don Lee Taylor (1)(3)	Ms. Jennifer Taylor (2)	Mr. Michael Rountree (4)	L. John Lewis (5)	S. Randall Oveson (6)	Mr. Andy Tucker (7)	Total
Balance, January 31, 2016	$9,583	$8,750	$-	$-	$-	$-	$-	$18,333

Add: Management fees	115,000	105,000	-	25,000	-	-	-	245,000
Advertising and marketing	-	-	-	100,000	-	-	-	100,000
Administrative costs	-	-	18,000	-	-	-	-	18,000
Reimbursed expenses	35,412	47,064	-	540	-	-	-	83,016
Accrued loan interest	152	152	-	826	-	-	-	1,130
Deduct: cash payment	(77,807)	(85,958)	(8,000)	-	-	-	-	(171,765
Balance, January 31, 2017	82,340	75,008	10,000	126,366	-	-	-	293,714

Add: Management fee	115,000	105,000	-	305,000	80,000	80,000	73,334	758,334
Advertising and marketing				900,000	-	-	-	900,000
Administrative costs	-	-	27,000	-	-	-	-	27,000
Reimbursed expenses	7,523	6,743	2,456	72,726	-	-	-	89,448
Accrued loan interest	150	150	-	4,643	-	-	-	4,943
Deduct: cash payment	(137,555)	(137,774)	(36,456)	(775,313)	-	-	-	(1,087,098)
Assigned to third party				(481,306)				(481,306)
Balance, January 31, 2018	$67,458	$49,127	$3,000	$152,116	$80,000	$80,000	$73,334	$505,035

(1)
Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company.

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company's actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive's past or future employment by the Company or any Affiliates, or any predecessor thereof ("Work Product"), belong to the Company, or its Affiliates, as applicable.

(2)
During the fiscal years ended January 31, 2018 and 2017 the Company was invoiced a total of $27,000 and $18,000, respectively, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors.

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor.

During the fiscal year ended January 31, 2018 and 2017, the Company accrued interest of $300 and $304, respectively, with respect to the aforementioned notes.  The notes were not repaid on their due dates of August 17, 2016 and are now due on demand.

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $80,000 in the current fiscal year end under the terms of this agreement.

Rountree Consulting Inc. ("Rountree"), a company controlled by our COO, provides marketing and advertising services, site and app hosting and network administration, support finance and bookkeeping work and technical & design services to the Company. During the nine month period ended October 31, 2017, Rountree Consulting Inc. invoiced $1,125,000 of which $225,000 was recorded as management fees and $900,000 was recorded as advertising and marketing fees. There were no further fees invoiced from Rountree Consulting in the fourth quarter of fiscal 2018.

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $293,280 from Rountree for operating expenses. The notes bear interest at a rate of 1% per annum and are each due three months from issue date. None of the notes were retired upon maturity and the total balance remains payable.

During the nine-month period ended October 31, 2017, the Company received further accumulated advances of $633,195 from Mr. Rountree. The notes bear interest at a rate of 1% per annum and are each due three months from issue date.  During the year up to October 31, 2017 a total of $926,475 became due and payable on the three-month anniversary of each advance. As of October 31, 2017, the Company has accrued interest of $5,469 in respect of the accumulated amount payable.

Effective October 31, 2017, a third party agreed to purchase debt owed to Mr. Rountree in the amount of $1,407,781 including certain debt in the principal amount of $926,475 plus accrued interest of $5,468 and certain unpaid invoices owed to Rountree of $475,838). (ref Note 12 – Convertible note)

(5)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $80,000 in the current fiscal year end under the terms of this agreement.

(6)
On June 21, 2017, Ga-Du entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Overson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $80,000 in the current fiscal year end under the terms of this agreement.

(7)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. We recorded $73,334 in the current fiscal year end under the terms of this agreement.   Mr. Tucker holds approximately 8.88% of the Company's issued and outstanding shares.

Compensation, Stock Options and Awards:

Please refer to Related Party Transactions above for details of compensation paid to Related Parties.

On January 4, 2017, the Company's board of directors approved the issuance of 3,000,000 restricted shares as compensation for services rendered during the period January 1, 2016 to December 31, 2016 by our CEO and President, Mr. Jeffery Taylor.  The fair market value of our common stock was $2.73 on the date of issue;

On January 4, 2017, the Company's board of directors approved the issuance of 3,000,000 restricted shares as compensation for services rendered during the period January 1, 2016 to December 31, 2016 to our CFO and Secretary, Mr. Don Taylor.  The fair market value of our common stock was $2.73 on the date of issue;

Director Independence

For purposes of determining director independence, the Company has applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTC Markets Quotation Board s on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of "Independent Officer" means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, neither Jeffery Taylor nor Don Lee Taylor are considered an independent director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our independent registered public accounting firm is BF Borgers CPA PC of Lakewood, Colorado. The aggregate fees billed or to be billed for the most recently completed fiscal years ended January 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2018 $	January 31, 2017 $
Audit Fees	40,500	25,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	40,500	25,500

The Company's board of directors pre-approves all services provided by its independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The Company's board of directors has considered the nature and amount of fees billed by its independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining its independent auditors' independence.

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
*
3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant's Current Report on Form 8-K filed November 13, 2012)	*
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant's Current Report on Form 8-K filed January 3, 2013)	*
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant's Current Report on Form 8-K filed February 18, 2014)	*
3.8	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016	*
10.1	Consulting Agreement with Standard Consulting LLC		*
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
(32)	Section 1350 Certifications
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
(101)	Interactive Data Files
101.INS	XBRL Instance Document		*
101.SCH	XBRL Taxonomy Extension Schema Document		*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: November 19, 2018	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: November 19, 2018	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 19, 2018	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: November 19, 2018	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director

Dated: November 19, 2018	/s/ Michael D. Rountree
Michael D. Rountree
Chief Operating Officer