Form 10-Q
period 2018-04-30
ECO SCIENCE SOLUTIONS, INC.
filed 2018-11-20
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
46,557,572 shares of common stock outstanding as of October 31, 2018
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

ECO SCIENCE SOLUTIONS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Page
Unaudited Consolidated Balance Sheets as of April 30, 2018 and January 31, 2018	F-1
Unaudited Consolidated Statements of Operations for the three months ended April 30, 2018 and 2017	F-2
Unaudited Consolidated Statements of Cash Flows for the three months ended April 30, 2018 and 2017	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-18

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2018 (Unaudited)	January 31, 2018 (Audited)
ASSETS
Current assets
Cash	$1,038	$2,102
Interest receivable	9,833	6,833
Prepaid expenses	34,300	38,397
Convertible note	100,000	100,000
Total current assets	145,171	147,332

Property and equipment, net	9,979	11,273

TOTAL ASSETS	$155,150	$158,605

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,110,273	$893,355
Related party payables	775,740	505,035
Notes payable, short-term, related party	30,000	30,000
Notes payable	3,445,930	2,132,430
Convertible note, net	1,405,066	1,284,244
Total current liabilities	6,767,009	4,845,064

Total liabilities	6,767,009	4,845,064

Stockholders' deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at April 30, 2018 and January 31, 2018
Common stock, $0.0001 par, 650,000,000 shares authorized, 47,557,572 shares issued and 46,557,572 outstanding at April 30, 2018 and January 31, 2018	4,756	4,756
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	61,714,844	61,714,844
Accumulated deficit	(68,323,959)	(66,398,559)
Total stockholders' deficit	(6,611,859)	(4,686,459)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$155,150	$158,605

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPRATIONS
(Unaudited)

	For the Three Months ended April 30,
	2018	2017

Operating Expenses
Depreciation	1,294	188
Legal, accounting and audit fees	159,010	27,801
Management and consulting fees	292,000	144,000
Research, development, and promotion	657,948	185,418
Office supplies and other general expenses	122,140	77,288
Advertising and marketing	533,438	630,662
Net operating expense	1,765,830	1,065,357

Net operating loss	(1,765,830)	(1,065,357)

Other income (expenses)
Interest income	3,000	-
Interest expense	(162,570)	(8,060)
Total other income (expense)	(159,570)	(8,060)

Net loss	$(1,925,400)	$(1,073,417)

Net loss per common share - basic and diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding - basic and diluted	47,557,572	45,352,828

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months ended April 30,
	2018		2017
Cash flows from operating activities:
Net loss		$(1,925,400)	$(1,073,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		1,294	188
Amortization of debt discount		120,822	-
Research, development, and promotion paid by third party directly		250,000	-
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable		(3,000)	-
Decrease (increase) in prepaid expenses		4,097	(27,750)
Increase (decrease) in accounts payable and accrued expenses		216,918	314,425
Increase (decrease) in related party payables		270,705	(34,905
Net cash used in operating activities		(1,064,564)	(821,459)

Cash Flows from Investing Activities:
Purchase equipment		-	(7,948)
Net cash used in investing activities		-	(7,948)

Cash flows from financing activities:
Note payable		1,063,500	611,000
Net cash provided by financing activities		1,063,500	611,000

Net decrease in cash		(1,064)	(218,407)

Cash-beginning of period		2,102	244,124

Cash-end of period		$1,038	$25,717

SUPPLEMENTAL DISCLOSURES
Interest paid	$		$-
Income taxes paid	$		$-

NON-CASH ACTIVITIES
Share issued for Liabilities from unissued shares		$-	$63,791
Note payable		$250,000	$-

The accompanying notes are an integral part of these audited financial statements

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and nature of business

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

Following the closing of the SPA, Ga-Du is a wholly owned subsidiary of ESSI, bringing to ESSI a Financial Services Platform, and Inventory Control and Advisory Software Platforms, thus completing the ESSI product suite to benefit both consumer and professional customers of the Company.

On July 26, 2017, all of the Shares of an Uruguayan entity, Holway Sociedad Anonima ("Holway", "Holway SA") were purchased by certain former shareholders of Ga-Du who thereafter became the sole shareholders of Holway.  Holway's objective is to perform business in the Free-trade zone in Uruguay in accordance with the laws of the Free-trade zone; in every kind of industrial, commercial or other activity relating to its business of providing financial services.  On September 19, 2017, the Holway shareholders transferred all of their shares of Holway to Ga- Du, and will hereafter conduct business pursuant to the Holway Uruguayan registration as Ga-Du; Doing Business As (DBA).

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTOIN OF BUISNESS AND BASIC OF PRESENTATION (cont'd)

Organization and nature of business (cont'd)

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

A final payment to Alliance was made on April 24, 2018, as agreed upon in the Addendum to the LMMA, making the Addendum Effective.  As part of the agreed final payment $170,000 was advanced in cash by Mr. Lewis, the CEO of Ga-Du, as a loan to the Company, and Mr. Rountree, our COO, assumed the remaining $35,000 in the form of a debt assignment between a third party and Alliance.  As a result, the Company was notified of its first revenues under the LMMA totaling $7,121 (10% of net revenue generated by Colorado Business), as at April 30, 2018.  The Company intends to record revenues as of the date funds are received into our accounts.  Subsequent to the period ended April 30, 2018, the Company and Alliance determined the $35K in amounts payable to a third party assumed by Mr. Rountree would be paid in cash, and the note assignment canceled. During July and August 2018, Mr. Rountree remitted the final $35,000 in payments for the benefit of Alliance, which amount has been subsequently included in related party payables.

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended April 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2019.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2018 as filed with the Securities and Exchange Commission on November 19, 2018.

Principals of Consolidation

The consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly-owned subsidiary, Ga-Du Corporation. All significant intercompany balances and transactions have been eliminated.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2018, the Company had a working capital deficit of $6,621,838 and an accumulated deficit of $68,323,959. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $533,438 during the three months ended April 30, 2018 and $630,662 in the same period ended April 30, 2017. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Fitrix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from licensing agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.
As of April 30, 2018 and 2017, no revenue has been recognized, and there was no impact on the Company's financial statements as a result of adopting Topic 606 during the most recent fiscal year end.
While the Company has entered into an LMMA under which we are entitled to fee-based revenue on a profit sharing basis, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are paid to the Company by AFN.  As at April 30, 2018 fees payable by AFN for the period October 2017 through April 2018 as reconciled in commission reports received from AFN have not been received by the Company. Because of this, the Company has determined to record its revenue in respect to the LMMA on the cash basis.  In the future, should the fee structure and reporting process become more easily determinaable, the recognition method may change. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $7,121X (10% of net revenue generated by Colorado Business) at April 30, 2018. The Company will record the revenue once we receive the proceeds.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of April 30, 2018, and January 31, 2018, the Company had recorded within Convertible Notes, net of discount, the amount of $350,000 and $350,000 for the value of the stock settled debt for certain convertible notes (see Note 8).

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

Recently issued accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	April 30, 2018	January 31, 2018

Office equipment	$15,528	$15,528
Less: accumulated depreciation and amortization	(5,549)	(4,255)
Total property and equipment, net	$9,979	$11,273

Depreciation expense was $1,294 and $188 for the three months ended April 30, 2018 and 2017, respectively.

NOTE 5: INTANGIBLE ASSETS

On June 21, 2017, the Company acquired a 100% interest in Ga-Du including certain intangible assets such as a Financial Services Platform, Testing Labs, and Inventory Control and Advisory Software Platforms.

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

The total amount of $185,000 expended has been recorded as research, development, and promotional expenses during the three months ended April 30, 2017.

On April 1, 2018, ESSI entered into a Sponsorship Agreement with Fruit of Life Productions, LLC.  The terms of the Agreement allow Eco Science Solutions, Inc. (ESSI) to sponsor Kaya Fest 2018, to be held in San Bernardino, California, and to be acknowledged by Fruit of Life Productions as a Sponsor at Kaya Fest, the Company agrees to pay Fruit of Life Productions $250,000.  Sponsorship benefits will include, among other things, the following:

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

Total fees payable f $250,000 have been recorded as research, development, and promotional expenses during the three months ended April 30, 2018. These fees were paid to Fruit of Life directly by a third party.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Ga-Du has agreed to issue, or cause to be issued, two hundred thousand (200,000) shares of the Company's common stock to Alliance.  Ga-Du shall have the exclusive right to undertake marketing responsibilities of Alliance's Financial Services to businesses in the Cannabis industry, initially in Michigan, and Washington, with plans to extend throughout the United States, provided that it shall not extend to any states where Cannabis sales have not been legalized by that state's laws.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: LICENSE AND MASTER MARKETING AGREEMENT (cont'd)

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

The payment to Alliance in the amount of $405,000 was concluded as of April 24, 2018, and has been recorded as research, development, and promotional expenses during the three months ended April 30, 2018.

Pursuant to Alliance's revenue reports, the amount payable to Ga-Du Corporation is $7,121 (10% of net revenue generated by Colorado Business) as at April 30, 2018. The Company will record the revenue once we receive the proceeds.

NOTE 8: PREPAID EXPENSES

Prepaid expenses consist of the following:

	April 30, 2018	January 31, 2018
Office lease – Security deposits	$13,127	$13,127
Prepaid other expenses	21,173	25,270
Total prepaid expense	$34,300	$38,397

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: CONVERTIBLE PROMISORY NOTE RECEIVABLE

As discussed in Note 7, the Company acquired a convertible note receivable in the principal amount of $100,000 and accrued interest receivable in the amount of $2,533 on September 22, 2017.

The Note matures on July 6, 2018 and bears interest at a rate of 12% per annum, and is payable to Ga-Du Corporation.  The Note can, at Ga-Du's option, be converted upon maturity into 1.12% of the equity of Alliance.

During the three months ended April 30, 2018 and 2017, the company recorded interest income of $3,000 and nil, respectively. As of April 30, 2018, the interest receivable on this note totaled $9,833 (April 30, 2018 - $6,833).

NOTE 10: NOTES PAYABLE AND CONVERTIBLE NOTE

	Note 1	Note 2	Note 3	Total
Balance, January 31, 2017	$14,930	$50,000	$225,000	$289,930
Additions			1,842,500	1,842,500
Balance, January 31, 2018	14,930	50,000	2,067,500	2,132,430
Additions			1,313,500	1,313,500
Balance, April 30, 2018	14,930	50,000	3,381,000	3,445,930

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date. During the three months ended April 30, 2018 and 2017, the Company accrued interest expense of $36. As of April 30, 2018, and January 31, 2018, the Company has accrued interest payable of $292 and $256, respectively.

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and is due three months from issue date. As at January 31, 2018 the note became due and remained unpaid. During the three months ended April 30, 2018 and 2017, the Company accrued interest expense of $122 As of April 30, 2018, and January 31, 2018, the Company has accrued interest payable of $748 and $626, respectively.

Note 3:

During the fiscal year ended January 31, 2017, the Company received an amount of $225,000 from a third party. The note bears interest at a rate of 6% per annum and is due one year from issue date.

During the fiscal year ended January 31, 2018 the Company received accumulated amounts of $1,842,500 from a third party. The notes bear interest at a rate of 6% per annum and each is due one year from issue date.

During the three months ended April 30, 2018 the Company received accumulated amounts of $1,063,500 from a third party. The notes bear interest at a rate of 6% per annum and each is due one year from issue date.

On March 28, 2018 this third party purchased an additional $250,000 in notes from our COO, Mr. Michael Rountree. The purchased notes bear interest at a rate of 1% per annum beginning on June 27, 2018 and are payable within thirty days notice of the Maturity Date.

During the three months ended April 30, 2018 and 2017, the Company accrued interest expense of $38,036 and $7,696 respectively on the aforementioned notes. As of April 30, 2018, and January 31, 2018, the Company has accrued interest payable of $110,544 and $72,508, respectively.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS

As of April 30, 2018, and January 31, 2018, related parties are due a total of $362,060 and $616,994, respectively

	January 31, 2018	January 31, 2018

Related party payable (1)(2)(4)(5)(6)(7)	$953,855	$505,035

Notes payable (3)	30,000	30,000

Total related party transactions	$983,855	$537,325

Services provided from related parties:

	Three Months ended April 30,
	2018	2017
Mr. Jeffery Taylor (1)	$28,750	$28,750
Mr. Don Lee Taylor (1)	26,250	26,250
Ms. Jennifer Taylor (2)	9,000	6,000
Mr. Michael Rountree (4)	30,000	375,000
L. John Lewis (5)	30,000	-
S. Randall Oveson (6)	30,000	-
Mr. Andy Tucker (7)	30,000	-
	$184,000	$436,000

Interest expenses from related parties:

	Three Months ended April 30,
	2018	2017
Mr. Jeffery Taylor (3)	$37	$37
Mr. Don Lee Taylor (3)	37	37
	$74	$74

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

(2)
For three months ended April 30, 2018 and 2017 the Company was invoiced a total of $9,000 and $6,000, respectively, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors.

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor.

During the three months ended April 30, 2018 and 2017, the Company accrued interest of $74 with respect to the above notes.  The notes were not repaid on their due dates of August 17, 2016 and are now due on demand.

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $30,000 in the current quarter under the terms of this agreement.

During the three months ended April 30, 2018, Mr. Rountree paid $143,747 to third parties on behalf of the Company which amount has been recorded in Accounts payable – related parties.

Rountree Consulting Inc., a company controlled by our COO, provides marketing and advertising services, site and app hosting and network administration, support finance and bookkeeping work and technical & design services to the Company. During the three months ended April 30, 2018 and 2017, Rountree Consulting Inc. invoiced $nil and $375,000, respectively.

(5)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $30,000 in the current quarter under the terms of this agreement.

During the three months ended April 30, 2018, Mr. Lewis paid $175,000 to third parties on behalf of the Company which amount has been recorded in Accounts payable – related parties.

(6)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $30,000 in the current quarter under the terms of this agreement.

(7)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. We recorded $30,000 in the current quarter under the terms of this agreement.   Mr. Tucker holds approximately 11.70% of the Company's issued and outstanding shares.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The total beneficial conversion feature discount recognized was $496,864 which is being amortized over the terms of the convertible notes payable.  During the three months ended April 30, 2018 and 2017 the Company recognized interest expense of $120,822 and $0 related to the amortization of the beneficial conversion feature discount. The unamortized balance of the beneficial conversion feature was $251,147 and $371,969 as of April 30, 2018 and January 31, 2018, respectively.

At April 30, 2018 and January 31, 2018, convertible note payable consisted of the following:

	April 30, 2018	January 31, 2018
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Less: unamortized debt discount	(251,147)	(371,969)
Convertible notes payable, net	$1,405,066	$1,284,244

During the three months ended April 30, 2018 and 2017, the Company accrued interest expense of $3,480 and $0 respectively.

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

To date, there have been no Put Notices and no funding available from Phenix Ventures under the Registration Statement; additionally, no shares have been issued pursuant to the registration statement.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: COMMITMENTS (cont'd)

(b)	In addition, we must deliver the other required documents, instruments and writings required. PVLLC is not required to purchase the Put Shares unless:

-	Our registration statement with respect to the resale of the shares of common stock delivered in connection with the applicable put shall have been declared effective.

-	We shall have obtained all material permits and qualifications required by any applicable state for the offer and sale of the registrable securities.

-	We shall have filed with the SEC in a timely manner all reports, notices and other documents required.

The Company filed an S-1 Registration Statement in respect of the foregoing on January 27, 2017 which received Effect by the Securities and Exchange Commission, on May 15, 2017. To date there has been no funding provided under the aforementioned agreement.

(c)
On June 21, 2017, Ga-Du entered into an employment agreement with Ms. Wendy Maguire, whereby Ms. Maguire accepted employment as Vice President, business development of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Ms. Maguire has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to make upward adjustments from time to time.

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

(e)
On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to the quarter the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. A balance of $21,051 remains due and payable as at April 30, 2018.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: COMMITMENTS (cont'd)

(f)
The Company has entered into verbal agreements with Take2L, an arms length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. As at April 30, 2018 and January 31, 2018 an amount of $418,810 is due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

(g)
On November 14, 2017, ESSI entered into an Endorsement Agreement with Mr. Stephen Marley.  The terms of the Agreement allow for Mr. Marley to act as a Spokesperson for ESSI and to provide his endorsement of all ESSI products and services, domestically, and worldwide. The term of the Agreement is for one year, with automatic yearly renewals, unless terminated by either party with thirty days prior notice.  Mr. Marley will be compensated in the amount of Ten Thousand Dollars ($10,000) per month, and has been issued 1,000,000 shares of the Company's restricted common stock.

(h)
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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of April 30, 2018, and January 31, 2018, there were 47,557,572 shares issued and 46,557,572 outstanding.  There were no new shares issued during the three months ended April 30, 2018.

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

As of April 30, 2018 and January 31, 2018, no Series A Voting Preferred Shares were issued.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: CONTINGENCIES (cont'd)

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

NOTE 16: SUBSEQUENT EVENTS

Subsequent to the quarter ended April 30, 2018 Mr. Michael Rountree, our COO advanced a total of $35,000 to clear the remaining balance payable to Alliance under certain agreements as more fully described in Note 7 above.   Further Mr. Rountree has advanced $41,859 for general operating capital.

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

As used in this quarterly report, the terms "we", "us", "our" and "ESSI" mean Eco Science Solutions, Inc. unless otherwise indicated. "Ga-Du" refers to our wholly owned subsidiary Ga-Du Corporation.

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
Current business overview

Our business has commenced generating modest revenues during the current quarter ended April 30, 2018. Pursuant to AFN's revenue reports received during the current quarter, the amount payable to Ga-Du Corporation is $7,479 (10% of net revenue generated by Colorado Business) as at April 30, 2018. The Company will record the revenue once we receive the proceeds.

We continue to build both consumer and enterprise technology, consumer package goods, invest in research & development and advertising to consumer and professional traffic for both our apps and web properties, as well as the marketing of our financial services partnership through AFN. Once we have gained a large enough audience the Company will begin to aggressively monetize its audience relationships through: 1) paid advertisements from business seeking exposure to users the Herbo services; 2) enterprise license agreements with professional customers; 3) sales of products targeting general health and wellness and alternative medicines and 4) successful marketing of our financial services to an expanded number of clients across various states in the US through our AFN partnership. Our recent acquisition of Ga-Du and the aforementioned marketing agreement with AFN allows us to offer certain financial and marketing services to businesses and individuals, including the Cannabis Industry, on a programmatic or membership basis (the "Financial Program"), from which AFN and Ga-Du derive fees and income from enrolling companies in the Financial Program and providing a range of services to our clients (the "Members") according to the AFN pricing schedule (the "Fees").  Under our agreements, Ga-Du was granted the exclusive right to undertake marketing responsibilities of Alliance's Financial Services to businesses in the Cannabis industry, initially in Michigan, Oregon and Washington, and subsequently, Colorado, with plans to extend throughout the United States, provided that it shall not extend to any states where Cannabis sales have not been legalized by that state's laws.  Ga-Du is credited with all Cannabis related members and revenues that use AFN's financial and marketing services, regardless of the source of revenue, or the party that enrolled the customer that generated the revenues, that are generated within any territory in which Ga-Du has commenced business.

The Company's Herbo apps, Fitrix app, UseHerbo.com and "The Pursuit of Fine Herb" original content also remain available  for use, either through Apple and Google app stores or online through a web-browser or through social channels, such as Facebook, Instagram and YouTube.

Along with the ongoing development of app and ecommerce platforms the Company continues to expand its suite of financial based software.  This is further enhanced by our operating subsidiary, Ga-Du. The Company's enterprise technology investments are centered on our platform that matches and connects consumers with desired products and/or providers, as well as providing for a convenient payment solution.  We have a much larger suite of financial platforms available under our LMMA with AFN.

On November 14, 2017, ESSI entered into a one-year  Endorsement Agreement with Mr. Stephen Marley to assist in the marketing of our platform, products and services.  Under the agreement, Mr. Marley may act as a Spokesperson for ESSI and provide his endorsement of all ESSI products and services, domestically, and worldwide. We expect this endorsement to help us more rapidly expand market penetration for our suite of financial products and apps.

Results of Operations

Comparison of the three months ended April 30, 2018 and 2017

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the three months ended April 30, 2018 and 2017:

	For the Three Months ended April 30,
	2018	2017

Operating Expenses
Depreciation	$1,294	188
Legal, accounting and audit fees	159,010	27,801
Management and consulting fees	292,000	144,000
Research, development, and promotion	657,948	185,418
Office supplies and other general expenses	122,140	77,288
Advertising and marketing	533,438	630,662
Net operating expense	1,765,830	1,065,357

Net operating loss	(1,765,830	(1,065,357)

Other income (expenses)
Interest income	3,000	-
Interest expense	(162,570	(8,060)
Total other income (expense)	(159,570	(8,060)

Net loss	$(1,925,400	$(1,073,417)

Revenue

During the three months ended April 30, 2018 and 2017, the Company has not generated any revenues. While we did enter into amendments to certain licensing and marketing agreements during the current quarter which provide for fee based income calculated retroactively to October 2017, as at April 30, 2018, the Company had not yet received these amounts from our marketing partner. Pursuant to AFN's revenue reports the amount payable to Ga-Du Corporation is $7,121 (10% of net revenue generated by Colorado Business) as at April 30, 2018. The Company will record the revenue once we receive the proceeds.

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

General and Administrative Expenses

	For the three months ended April 30,
	2018	2017	Variances
Depreciation	$1,294	188	$1,106
Legal, accounting and audit fees	159,010	27,801	131,209
Management and consulting fees	292,000	144,000	148,000
Research, development, and promotion	657,948	185,418	472,530
Office supplies and other general expenses	122,140	77,288	44,852
Advertising and marketing	533,438	630,662	$(97,224)
	1,765,830	1,065,357	700,473

General and administrative expenses, exclusive of amounts expended on advertising and marketing in the three-month period ended April 30, 2018 totaling $533,438 ($630,662 - 2017), include a total of $292,000 for management and consulting fees as compared to $144,000 in the comparative three months ended April 30 2017.  This increase to management fees is a direct result of the increased management team upon acquisition of the operations of Ga-Du in fiscal 2018. Further, legal, accounting and audit fees incurred in the three-month period ended April 30, 2018 also increased substantially and totaled $159,010, as compared to only $27,801 in the prior comparative period.   This increase is a direct result of increased operating activity, as well as certain legal actions to which the Company is responding.  The Company expended a total of $657,948 on research, development and promotion in the current three months as compared to $185,418 in the prior comparative three-month period.  Current period expenditures include sponsorship and licencing fees as the Company moves to expand its brand awareness and gain a larger following for its apps and its financial services platforms.  Office supplies and other general expenses also experienced a substantial increase period over period from $77,288 (2017) to $122,140 in the current three month period as the Company expanded its operations to include an additional operating location.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2018, the Company had a working capital deficit of $6,621,838 and an accumulated deficit of $68,323,959. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Liquidity and Capital Resources

As of April 30, 2018, the Company had total current assets of $288,286, and total current liabilities of $6,910,124 as compared to $147,332 in current assets and $4,845,064 in total current liabilities at the fiscal year ended January 31, 2018. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock during fiscal 2018, we have been unable to obtain any funding under this agreement in the most recently completed fiscal year and to date.  It is unlikely we will ever realize proceeds from this facility. There can be no guarantee the Company will receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads.  While we have commenced generating modest revenue subsequent to the fiscal year end to  offset some of our existing operating expenditures, it is not presently sufficient to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

Cash flows from operating activities

During the three months ended April 30, 2018 and 2017 the Company used $1,064,564 and $821,459 of cash for operating activities respectively. The increase in cash used in operating activities is primarily attributable to an increase in costs during the period associated with the Company's new operational focus including increased related party costs.  In addition, during the three months ended April 30, 2018, the Company recorded amortization of debt discount of $120,822 in respect to certain convertible loans, $250,000 in advertising and promotional costs paid directly by a third party, and an increase to other receivables of $143,115 with no comparative charges in the prior three-month period ended April 30, 2017. Related party payables increased by $448,820 in the current period as compared to a reduction of $34,905 in the prior comparative three month and increases to accounts payable and accrued expenses totaled only $181,918 in the current three months ended April 30, 2018 as comparted to an increase of $314,425 in the prior comparative three months of 2017.  Finally, the Company recorded an increase to prepaid expenses of $27,750 in fiscal 2017 compared to a decrease of $4,097 in the current three months ended April 30, 2018.

Cash flows from investing activities

During the three months ended April 30, 2018 and 2017, the Company expended $nil and $7,948 to purchase equipment.

Cash flows from financing activities

During the three months ended April 30, 2017 the Company received proceeds from notes payable totaling $611,000 as compared to $1,063,500 in the current three month period ended April 30, 2018.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the three months ended April 30, 2018.  Refer to Note 3 to our unaudited consolidated financial statements contained herein.

Recently issued accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the three months ended April 30, 2018 that have materially, or are reasonably likely to materially, affect the Company's internal controls over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Report which have not been prior disclosed on Current Report on Form 8-K, Form 10-Q or Form 10-K.
ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY STANDARDS

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
(32)	Section 1350 Certifications
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith
(101)	Interactive Data Files
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

November 19, 2018	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director