Form 10-Q
period 2018-07-31
ECO SCIENCE SOLUTIONS, INC.
filed 2019-02-19
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
47,557,572 shares of common stock outstanding as of February 12, 2019
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

ECO SCIENCE SOLUTIONS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Page
Unaudited Consolidated Balance Sheets as of July 31, 2018 and January 31, 2018	F-1
Unaudited Consolidated Statements of Operations for the three and six months ended July 31, 2018 and 2017	F-2
Unaudited Consolidated Statements of Cash Flows for the six months ended July 31, 2018 and 2017	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-21

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2018 (Unaudited)	January 31, 2018 (Audited)
ASSETS
Current assets
Cash	$1,916	$2,102
Interest receivable	12,833	6,833
Prepaid expenses	34,300	38,397
Convertible note	100,000	100,000
Total current assets	149,049	147,332

Property and equipment, net	8,684	11,273
Intangible assets	12,282	-

TOTAL ASSETS	$170,015	$158,605

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,405,547	$893,355
Related party payables	588,310	505,035
Notes payable, related party	372,641	30,000
Notes payable	4,087,201	2,132,430
Convertible note, net	1,529,961	1,284,244
Total current liabilities	7,983,660	4,845,064

Total liabilities	7,983,660	4,845,064

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding at July 31, 2018 and January 31, 2018
Common stock, $0.0001 par value, 650,000,000 shares authorized, 48,557,572 shares issued and 47,557,572 outstanding at July 31, 2018 and 47,557,572 issued and 46,557,572 outstanding at January 31, 2018	4,856	4,756
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	61,804,744	61,714,844
Accumulated deficit	(69,615,745)	(66,398,559)
Total stockholders' deficit	(7,813,645)	(4,686,459)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$170,015	$158,605

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPRATIONS
(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operation expenses:
Depreciation	1,295	851	2,589	1,039
Legal, accounting and audit fees	273,663	146,524	432,673	159,326
Management and consulting fees	397,000	466,534	689,000	625,533
Research, development, and promotion	-	378,467	657,948	563,885
Office supplies and other general expenses	72,536	57,077	194,676	134,365
Advertising and marketing	365,325	473,678	898,763	1,104,340
Impairment of goodwill	-	18,400,000	-	18,400,000
Total operating expenses	1,109,819	19,923,131	2,875,649	20,988,488

Net operating loss	(1,109,819)	(19,923,131)	(2,875,649)	(20,988,488)

Other income (expenses)
Interest income	3,000	-	6,000	-
Interest expense	(184,967)	(16,643)	(347,537)	(24,703)
Total other income (expenses)	(181,967)	(16,643)	(341,537)	(24,703)

Net loss	$(1,291,786)	$(19,939,774)	$(3,217,186)	$(21,013,191)

Net loss per common share - basic and diluted	$(0.03)	$(0.44)	$(0.07)	$(0.47)

Weighted average common shares outstanding - basic and diluted	47,546,702	44,717,661	47,060,334	45,029,981

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months ended July 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,217,186)	$(21,013,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,589	1,039
Impairment of goodwill	-	18,400,000
Research, development and promotion paid by third party directly	250,000	-
Amortization of debt discount	245,717	-
Stock based compensation	90,000	-
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(6,000)	-
Decrease (increase) in prepaid expenses	4,097	(28,173)
Increase (decrease) in accounts payable and accrued expenses	547,180	717,187
Increase (decrease) in related party payables	83,287	369,336
Net cash used in operating activities	(2,000,316)	(1,553,802)

Cash Flows from Investing Activities:
Purchase equipment	-	(13,265)
Net cash used in investing activities	-	(13,265)

Cash flows from financing activities:
Proceeds from notes payable, related parties	295,359	546,740
Proceeds from notes payable	1,704,771	780,000
Net cash provided by financing activities	2,000,130	1,326,740

Net decrease in cash	(186)	(240,327)

Cash-beginning of period	2,102	244,124

Cash-end of period	$1,916	$3,797

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Share issued for Liabilities from unissued shares	$-	$63,791
Note payable	$250,000	$-
Intangible assets purchased through note payable, related parties	$12,282	$-
Accounts payable settled through note payable, related parties	$35,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTOIN OF BUISNESS AND BASIC OF PRESENTATION (cont'd)

Organization and nature of business (cont'd)

Additionally, Holway has applied for a financial advisory services charter to perform its financial services through Ga-Du, and under the regulatory laws of the Uruguayan Central Bank. As of the date of this report, the process to secure the financial advisory charter remains in suspense until such time as ESSI secures additional financing.

However, once the application for the Financial Advisory Services Charter is approved, Ga-Du, through its Financial Advisory Services Charter, and in conjunction with the Alliance Financial Network system, intends to provide foreign jurisdictions with legalized cannabis, a banking mechanism to conduct business relative to the cannabis industry, and within the laws governing cannabis industry in those foreign jurisdictions doing business with the United States, and in compliance with US and foreign laws relative to the cannabis industry.

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

A final payment to Alliance was made on April 24, 2018, as agreed upon in the Addendum to the LMMA, making the Addendum Effective.  As part of the agreed final payment $170,000 was advanced in cash by Mr. Lewis, the CEO of Ga-Du, as a loan to the Company, and Mr. Rountree, our COO, assumed the remaining $35,000 in the form of a debt assignment between a third party and Alliance.  As a result, the Company was notified of its first revenues under the LMMA totaling $7,121 (10% of net revenue generated by Colorado Business), as at April 30, 2018.  The Company intends to record revenues as of the date funds are received into our accounts.  Subsequent to the period ended April 30, 2018, the Company and Alliance determined the $35K in amounts payable to a third party assumed by Mr. Rountree would be paid in cash, and the note assignment canceled. During July and August 2018, Mr. Rountree remitted the final $35,000 in payments for the benefit of Alliance, which amount has been subsequently included in related party payables.  As at July 31, 2018 total revenues allocated to the Company as reported by Alliance were $16,901.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTOIN OF BUISNESS AND BASIC OF PRESENTATION (cont'd)

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended July 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2019.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2018 as filed with the Securities and Exchange Commission on November 19, 2018.

Principals of Consolidation

The consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly-owned subsidiary, Ga-Du Corporation. All significant intercompany balances and transactions have been eliminated.

NOTE 2: GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2018, the Company had a working capital deficit of $7,834,611 and an accumulated deficit of $69,615,745. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of July 31, 2018, and January 31, 2018, respectively, the Company had cash, but no cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized and are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $365,325 during the three months ended July 31, 2018 and $473,678 in the same period ended July 31, 2017. Advertising and marketing costs are expensed as incurred and were $898,763 during the six months ended July 31, 2018 and $1,104,340 in the same period ended July 31, 2017. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Fitrix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

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

As of July 31, 2018, and 2017, no revenue has been recognized, and there was no impact on the Company's financial statements as a result of adopting Topic 606 during the most recent fiscal year end.

While the Company has entered into an LMMA under which we are entitled to fee-based revenue on a profit-sharing basis, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are paid to the Company by AFN.  As at July 31, 2018 fees payable by AFN for the period October 2017 through July 2018 as reconciled in commission reports received from AFN have not been received by the Company. Because of this, the Company has determined to record its revenue in respect to the LMMA on the cash basis.  In the future, should the fee structure and reporting process become more easily determinable, the recognition method may change. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $16,901 (10% of net revenue generated by Colorado Business) at July 31, 2018. The Company will record the revenue once we receive the proceeds.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of July 31, 2018, and January 31, 2018, the Company had recorded within Convertible Notes, net of discount, the amount of $1,529,961 and $1,284,244 for the value of the stock settled debt for certain convertible notes (see Note 8).

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	July 31, 2018	January 31, 2018

Office equipment	$15,528	$15,528
Less: accumulated depreciation and amortization	(6,844)	(4,255)
Total property and equipment, net	$8,684	$11,273

Depreciation expense was $1,295 and $851 for the three months ended July 31, 2018 and 2017, respectively.

Depreciation expense was $2,589 and $1,039 for the six months ended July 31, 2018 and 2017, respectively.

NOTE 5: INTANGIBLE ASSETS

On June 21, 2017, the Company acquired a 100% interest in Ga-Du including certain intangible assets such as a Financial Services Platform, Testing Labs, and Inventory Control and Advisory Software Platforms.  Intangible assets acquired as part of the acquisition of Ga-Du were fully impaired on acquisition.

During the six months ended July 31, 2018 the Company continued to develop its software platforms and has capitalized a total of $12,282 in respect to ongoing software development, the entire amount of which was funded by the Company's Chief Operating Officer, Mr. Mike Rountree.

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

The term of the Agreement began on April 1, 2018, and will continue until April 30, 2018, at 11:59 p.m. at the closing of the Kaya Fest. Total fees payable of $250,000 have been recorded as research, development, and promotional expenses during the three months ended April 30, 2018. These fees were paid to Fruit of Life directly by a third party.

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

Pursuant to Alliance's revenue reports, the amount payable to Ga-Du Corporation is $16,901 (10% of net revenue generated by Colorado Business) as at July 31, 2018. The Company will record the revenue once we receive the proceeds.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: PREPAID EXPENSES

Prepaid expenses consist of the following:

	July 31, 2018	January 31, 2018
Office lease – Security deposits	$13,127	$13,127
Other prepaid expenses	21,173	25,270
Total prepaid expense	$34,300	$38,397

NOTE 9: CONVERTIBLE PROMISSORY NOTE RECEIVABLE

As discussed in Note 7, the Company acquired a convertible note receivable in the principal amount of $100,000 and accrued interest receivable in the amount of $2,533 on September 22, 2017.

The Note matures on July 6, 2018 and bears interest at a rate of 12% per annum and is payable to Ga-Du Corporation.  The Note can, at Ga-Du's option, be converted upon maturity into 1.12% of the equity of Alliance.

During the six months ended July 31, 2018 and 2017, the company recorded interest income of $3,000 and nil, respectively. As of July 31, 2018, the interest receivable on this note totaled $9,833 (January 31, 2018 - $6,833).

NOTE 10: NOTES PAYABLE

Total
Balance, January 31, 2017	$289,930
Additions	1,842,500
Balance, January 31, 2018	2,132,430
Additions	1,954,771
Balance, July 31, 2018	$4,087,201

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date. During the six months ended July 31, 2018 and 2017, the Company accrued interest expense of $74. As of July 31, 2018, and January 31, 2018, the Company has accrued interest payable of $330 and $256, respectively.

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and is due three months from issue date. As at January 31, 2018 the note became due and remained unpaid. During the six months ended July 31, 2018 and 2017, the Company accrued interest expense of $248. As of April 30, 2018, and January 31, 2018, the Company has accrued interest payable of $996 and $626, respectively.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: NOTES PAYABLE (cont'd)

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

During the three months ended July 31, 2018 the Company received accumulated amounts of $357,000 from a third party. The notes bear interest at a rate of 6% per annum and each is due one year from issue date.

During the six months ended July 31, 2018 and 2017, the Company accrued interest expense of $101,311 and $21,879 respectively on the aforementioned notes. As of July 31, 2018, and January 31, 2018, the Company has accrued interest payable of $177,417 and $76,106, respectively.

Note 4:

On July 31, 2018 the Company received amount of $284,271 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date.

NOTE 11: RELATED PARTY TRANSACTIONS

As of July 31, 2018, and January 31, 2018, related parties are due a total of $960,951 and $537,325, respectively

	July 31, 2018	January 31, 2018

Related party payable (1)(2)(4)(5)(6)(7)	$588,310	$505,035

Notes payable (3)	372,641	30,000

Total related party transactions	$960,951	$537,325

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

Services provided from related parties:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Mr. Jeffery Taylor (1)	$28,750	$28,750	$57,500	$57,500
Mr. Don Lee Taylor (1)	26,250	26,250	52,500	52,500
Ms. Jennifer Taylor (2)	9,000	6,000	18,000	12,000
Mr. Michael Rountree (4)	30,000	395,000	60,000	770,000
L. John Lewis (5)	30,000	20,000	60,000	20,000
S. Randall Oveson (6)	30,000	20,000	60,000	20,000
Mr. Andy Tucker (7)	30,000	13,334	60,000	13,334
	$184,000	$509,334	$368,000	$945,334

Interest expenses from related parties:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Mr. Jeffery Taylor (3)	$37	$37	$75	$75
Mr. Don Lee Taylor (3)	37	37	75	75
Mr. Michael Rountree (4)	38	-	38	-
	$112	$74	$188	$150

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

(2)
For six months ended July 31, 2018 and 2017 the Company was invoiced a total of $18,000 and $12,000, respectively, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors.

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor.

During the six months ended July 31, 2018 and 2017, the Company accrued interest of $150 with respect to the above notes.  The notes were not repaid on their due dates of August 17, 2016 and are now due on demand.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $60,000 in the six months period ended July 31, 2018 under the terms of this agreement and $20,000 in the six months period ended July 31, 2017.

Rountree Consulting Inc., a company controlled by our COO, provides marketing and advertising services, site and app hosting and network administration, support finance and bookkeeping work and technical & design services to the Company. During the six months ended July 31, 2018 and 2017, Rountree Consulting Inc. invoiced $nil and $750,000, respectively.

On April 30, 2018 and on July 31, 2018 the Company issued promissory notes to Mr. Rountree in the amount of $15,000 and $157,641, respectively. The notes bear interest at a rate of 1% per annum and each is due nine months from issue date. During the six months ended July 31, 2018 and 2017, the Company accrued interest of $38 and $0 with respect to the above notes.

(5)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $60,000 in the six months period ended July 31, 2018 under the terms of this agreement and $20,000 in the six months period ended July 31, 2017.

During the three months ended April 30, 2018, Mr. Lewis paid $175,000 to third parties on behalf of the Company which amount has been recorded in Accounts payable – related parties.

On July 31, 2018, the Company issued promissory notes to Mr. Lewis to convert the payable to note payable in the amount of $170,000. The notes bear interest at a rate of 1% per annum, each is due nine month from issue date.

(6)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $60,000 in the six month period ended July 31, 2018 under the terms of this agreement and $20,000 in the six month period ended July 31, 2017.

(7)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. We recorded $60,000 in the six-month period ended July 31, 2018 under the terms of this agreement and $13,334 in the six month period ended July 31, 2017.  Mr. Tucker holds approximately 11.70% of the Company's issued and outstanding shares.

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

The total beneficial conversion feature discount recognized was $496,864 which is being amortized over the terms of the convertible notes payable.  During the six months ended July 31, 2018 and 2017 the Company recognized interest expense of $245,717 and $0 related to the amortization of the beneficial conversion feature discount. The unamortized balance of the beneficial conversion feature was $126,252 and $371,969 as of July 31, 2018 and January 31, 2018, respectively.

At July 31, 2018 and January 31, 2018, convertible note payable consisted of the following:

	July 31, 2018	January 31, 2018
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Less: unamortized debt discount	(126,252)	(371,969)
Convertible notes payable, net	$1,529,961	$1,284,244

During the six months ended July 31, 2018 and 2017, the Company accrued interest expense of $7,078 and $0 respectively. As at the date of this report, the Lender has not made a demand for payment and the note is in default.

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

(c)
On June 21, 2017, Ga-Du entered into an employment agreement with Ms. Wendy Maguire, whereby Ms. Maguire accepted employment as Vice President, business development of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Ms. Maguire has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to make upward adjustments from time to time.  On December 12, 2018 Ms. Maguire resigned as VP – Business development.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: COMMITMENTS (cont'd)

(e)
On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to the quarter the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. A balance of $21,051 remains due and payable as at July 31, 2018.

(f)
The Company has entered into verbal agreements with Take2L, an arms length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. As at July 31, 2018 and January 31, 2018 an amount of $418,810 is due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

(g)
On November 14, 2017, ESSI entered into an Endorsement Agreement with Mr. Stephen Marley.  The terms of the Agreement allow for Mr. Marley to act as a Spokesperson for ESSI and to provide his endorsement of all ESSI products and services, domestically, and worldwide. The term of the Agreement is for one year, with automatic yearly renewals, unless terminated by either party with thirty days prior notice.  Mr. Marley will be compensated in the amount of Ten Thousand Dollars ($10,000) per month and has been issued 1,000,000 shares of the Company's restricted common stock.

(h)
On April 15, 2018 the Company entered into a Consulting Agreement with Standard Consulting LLC (the "Consultant") where under the Consultant will provide business development and evaluation services relative to the strategic growth of the Company.  Further the Consultant will work with the CEO and CFO to develop new products, provide support for the Company's existing product suite, and provide logistical support services for manufacturing, warehousing, shipping and customer service as may be required.  Under the terms of the contract the Consultant shall receive an annual fee of $120,000, payable quarterly on the first day of each quarter with a commencement date of May 1, 2018. Further the Company may settle amounts payable to Consultant by way of issuance of shares on 15 days notice. Any shares issued under the contract for services rendered will be issued at a 15% discount to market to the closing market price on the day before the first day of the quarter.  A further 1,000,000 restricted shares shall be issued upon commencement of the term and are subject to a six- month leak out restriction once available for resale under Rule 144. The shares were issued subsequent to the date of this report.  The contract term is six months and is renewable for additional six-month terms by mutual consent of the parties.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of July 31, 2018, there were 48,557,572 shares issued and 47,557,572 shares outstanding, and as at January 31, 2018 there were 47,557,572 shares issued and 46,557,572 shares outstanding.

Common stock issued during the six months ended July 31, 2018

On May 1, 2018, the Company deemed the issuance of 1,000,000 shares of restricted stock valued at $90,000 or $0.09 per share, the fair market value on the date of the agreement. (ref: Note 13 (h)). The shares were administratively issued subsequent to the date of this report.

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

As of July 31, 2018, and January 31, 2018, no Series A Voting Preferred Shares were issued.

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

NOTE 16: SUBSEQUENT EVENTS

On December 12, 2018 Ms. Wendy Maguire resigned as Vice President, Business Development.

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

The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this quarterly report. All adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature.

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

Description of Business

The Company was incorporated in the state of Nevada on December 8, 2009 under the name Pristine Solutions, Inc.  On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. ("ESSI")

With headquarters in Maui, Hawaii, Eco Science Solutions, Inc. is a bio and software technology-focused Company targeting the multi-billion-dollar health and wellness industry. As Consumers continue to take ownership of their health, wellness and alternative medicines they consume, there is a growing shift away from the sole dependence on large pharmaceutical companies and prescription drugs.  Thus, in 2018 and beyond, there will be a growing need for both established and new health and wellness businesses to market to this increasing demand.

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

Current business overview

Our business has commenced generating modest revenues during the current quarter ended July 31, 2018. Pursuant to AFN's revenue reports received during the current quarter, the amount payable to Ga-Du Corporation is $16,901 (10% of net revenue generated by Colorado Business) as at July 31, 2018. The Company will record the revenue once we receive the proceeds.

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

Results of Operations

Comparison of the three months ended July 31, 2018 and 2017

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the three months ended July 31, 2018 and 2017:

	For the Three Months Ended July 31,
	2018	2017
Operating expenses:
Depreciation	1,295	851
Legal, accounting and audit fees	273,663	146,524
Management and consulting fees	397,000	466,534
Research, development, and promotion	-	378,467
Office supplies and other general expenses	72,536	57,077
Advertising and marketing	365,325	473,678
Impairment of goodwill	-	18,400,000
Total operating expenses	1,109,819	19,923,131

Net operating loss	(1,109,819)	(19,923,131)

Other income (expenses)
Interest income	3,000	-
Interest expense	(184,967)	(16,643)
Total other (expenses)	(181,967)	(16,643)

Net loss	$(1,291,786)	$(19,939,774)

Revenue

During the three months ended July 31, 2018 and 2017, the Company has not generated any revenues. While we did enter into amendments to certain licensing and marketing agreements during the prior periods which provide for fee-based income calculated retroactively to October 2017, as at July 31, 2018, the Company had not yet received these amounts from our marketing partner. Pursuant to AFN's revenue reports the amount payable to Ga-Du Corporation is $16,901(10% of net revenue generated by Colorado Business) as at July 31, 2018. The Company will record the revenue once we receive the proceeds.

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

General and Administrative Expenses

	For the Three Months Ended July 31,
	2018	2017	Variances
Operating expenses:
Depreciation	1,295	851	444
Legal, accounting and audit fees	273,663	146,524	127,139
Management and consulting fees	397,000	466,534	(69,534)
Research, development, and promotion	-	378,467	(378,467)
Office supplies and other general expenses	72,536	57,077	15,459
Advertising and marketing	365,325	473,678	(108,353)
Impairment of goodwill	-	18,400,000	(18,400,000)
Total operating expenses	1,109,819	19,923,131	(18,813,312)

General and administrative expenses, exclusive of $365,325 (2017-$473,678) expended on advertising and marketing in the three-month period ended July 31, 2018 totaling $744,414 ($19,449,453 - 2017), include a total of $397,000 for management and consulting fees as compared to $466,534 in the comparative three months ended July 31, 2017.  This decrease to management fees is a direct result of a reduction in consulting fees during the current three-month period due to a reduction in monthly operations. Further, legal, accounting and audit fees incurred in the three-month period ended July 31, 2018 increased substantially totaling $273,663, as compared to only $146,524 in the prior comparative period.   This increase is a direct result of certain legal actions to which the Company is responding in the current period.  The Company expended a total of $0 on research, development and promotion in the current three months as compared to $378,467 in the prior comparative three-month period.  The Company has shifted its R&D expenditures to focus on certain software development costs which will be capitalized until the development is complete.  Office supplies and other general expenses also experienced an increase period over period from $57,077 (2017) to $72,536 in the current three-month period as the Company continued to pay for an additional operating location in the period.  During the prior three-month period ended July 31, 2017, concurrent with the acquisition of Ga-Du the Company recorded $18,400,000 as impairment of goodwill with no similar expense in the current three months ended July 31, 2018.

Comparison of the six months ended July 31, 2018 and 2017

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the six months ended July 31, 2018 and 2017:

	For the Six Months Ended July 31,
	2018	2017
Operating expenses:
Depreciation	2,589	1,039
Legal, accounting and audit fees	432,673	159,326
Management and consulting fees	689,000	625,533
Research, development, and promotion	657,948	563,885
Office supplies and other general expenses	194,676	134,365
Advertising and marketing	898,763	1,104,340
Impairment of goodwill	-	18,400,000
Total operating expenses	2,875,649	20,988,488

Net operating loss	(2,875,649)	(20,988,488)

Other income (expenses)
Interest income	6,000	-
Interest expense	(347,537)	(24,703)
Total other (expenses)	(341,537)	(24,703)

Net loss	$(3,217,186)	$(21,013,191)

Revenue

During the six months ended July 31, 2018 and 2017, the Company has not generated any revenues. While we did enter into amendments to certain licensing and marketing agreements during prior periods which provide for fee-based income calculated retroactively to October 2017, as at July 31, 2018, the Company had not yet received these amounts from our marketing partner. Pursuant to AFN's revenue reports the amount payable to Ga-Du Corporation is $16,901(10% of net revenue generated by Colorado Business) as at July 31, 2018. The Company will record the revenue once we receive the proceeds.

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

General and Administrative Expenses

	For the Six Months Ended July 31,
	2018	2017	Variances
Operating expenses:
Depreciation	2,589	1,039	1,550
Legal, accounting and audit fees	432,673	159,326	273,347
Management and consulting fees	689,000	625,533	63,467
Research, development, and promotion	657,948	563,885	94,063
Office supplies and other general expenses	194,676	134,365	60,311
Advertising and marketing	898,763	1,104,340	(205,577)
Impairment of goodwill	-	18,400,000	(18,400,000)
Total operating expenses	2,875,649	20,988,488	(18,112,839)

General and administrative expenses, exclusive of $898,763 (2017-$1,104,340) expended on advertising and marketing in the three-month period ended July 31, 2018 totaling $1,976,886 ($19,884,148 - 2017), include a total of $689,000 for management and consulting fees as compared to $625,533 in the comparative six months ended July 31, 2017.  The slight increase to management fees is a direct result of additional consulting fees during the current six-month period because of our month to month operations. Further, legal, accounting and audit fees incurred in the six-month period ended July 31, 2018 increased substantially totaling $432,673, as compared to only $159,326 in the prior comparative period.   This increase is a direct result of certain legal actions to which the Company is responding in the current period.  The Company expended a total of $657,948 on research, development and promotion in the current six months as compared to $563,885 in the prior comparative six-month period.  The Company has shifted its R&D expenditures during the current period to focus on certain software development costs which will be capitalized until the development is complete.  Office supplies and other general expenses also experienced an increase period over period from $134,365 (2017) to $194,676 in the current six-month period as the Company continued to pay for an additional operating location in the period.  During the prior six-month period ended July 31, 2017, concurrent with the acquisition of Ga-Du the Company recorded $18,400,000 as impairment of goodwill with no similar expense in the current six months ended July 31, 2018.

Plan of Operation

The Company changed the focus of its business at the close of fiscal 2016 to operate in the ecofriendly technology sector using social media sites and offering apps to generate advertising revenues and download fees. During fiscal 2017 the Company laid the groundwork for income generation from these services by investing in ongoing development of its applications, websites and visibility in both the local and global market.  The Company has invested heavily in advertising and research and development to allow its applications and ecommerce website visibility on a global stage. During fiscal 2018 we further added to our business portfolio with the acquisition of Ga-Du corporation and the entry into a licensing and marketing agreement that should see the Company generating revenues in fiscal 2019.  The Company's need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish substantive revenues from operations. We have also had to rely heavily on loans from related parties in our most recently completed fiscal year as we work to have our shares returned for quotation to the OTCMarkets QB. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2018, the Company had a working capital deficit of $7,834,611 and an accumulated deficit of $69,615,745. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Liquidity and Capital Resources

As of July 31, 2018, the Company had total current assets of $149,049, and total current liabilities of $7,983,660 as compared to $147,332 in current assets and $4,845,064 in total current liabilities at the fiscal year ended January 31, 2018. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock during fiscal 2018, we have been unable to obtain any funding under this agreement in the most recently completed fiscal year and to date.  It is unlikely we will ever realize proceeds from this facility. There can be no guarantee the Company will receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads.  While we have commenced generating modest revenue subsequent to the fiscal year end to offset some of our existing operating expenditures, it is not presently sufficient to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

Cash flows from operating activities

During the six months ended July 31, 2018 and 2017 the Company used $2,000,316 and $1,553,802 of cash for operating activities respectively. The increase in cash used in operating activities is primarily attributable to the amortization of debt discount in respect to certain convertible notes in the current period, stock-based compensation and research and development costs paid by a third party directly with no comparable activities during the prior six-month period.   Accounts payable decreased in the current six-month period, as did related party payables.  Finally, the Company recorded an increase to prepaid expenses of $28,173 in fiscal 2017 compared to a decrease of $4,097 in the current six months ended July 31, 2018.

Cash flows from investing activities

During the six months ended July 31, 2018 and 2017, the Company expended $nil and $13,265 to purchase equipment.

Cash flows from financing activities

During the six months ended July 31, 2018 the Company received proceeds from notes payable totaling $1,704,771 as compared to $780,000 in the prior six-month period ended July 31, 2017.  Further proceeds from related party notes totaled $295,359 in the current six months as compared to $546,740 in the prior six months.

Future Financings

We anticipate continuing to rely on related party and third-party loans and equity sales of our common shares and/or shares for services rendered in order to continue to fund our business operations in the event of ongoing operational shortfalls. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our research and development activities.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the six months ended July 31, 2018.  Refer to Note 3 to our unaudited consolidated financial statements contained herein.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the six months ended July 31, 2018 that have materially, or are reasonably likely to materially, affect the Company's internal controls over financial reporting.

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

On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming The Company, its subsidiary Ga Du Corporation and two of the Company's officers as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages.  The Company is in the process of filing a response to the Complaint. Ms. Maguire resigned as the Company's Vice President, Business Development on December 12, 2018.

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

ECO SCIENCE SOLUTIONS, INC.

February 19, 2019	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director