Form 10-Q
period 2018-10-31
ECO SCIENCE SOLUTIONS, INC.
filed 2019-02-19
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

ECO SCIENCE SOLUTIONS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Page
Unaudited Consolidated Balance Sheets as of October 31, 2018 and January 31, 2018	F-1
Unaudited Consolidated Statements of Operations for the three and nine months ended October 31, 2018 and 2017	F-2
Unaudited Consolidated Statements of Cash Flows for the nine months ended October 31, 2018 and 2017	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-21

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2018 (Unaudited)	January 31, 2018 (Audited)
ASSETS
Current assets
Cash	$2,964	$2,102
Interest receivable	15,833	6,833
Prepaid expenses	34,300	38,397
Convertible note	100,000	100,000
Total current assets	153,097	147,332

Property and equipment, net	7,390	11,273
Intangible assets	362,282	-

TOTAL ASSETS	$522,769	$158,605

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,049,246	$893,355
Related party payables	782,564	505,035
Notes payable, related party	381,016	30,000
Notes payable	4,113,662	2,132,430
Convertible note, net	1,656,213	1,284,244
Total current liabilities	8,982,701	4,845,064

Total liabilities	8,982,701	4,845,064

Stockholders' deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at October 31, 2018 and January 31, 2018	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 48,557,572 shares issued and 47,557,572 outstanding at October 31, 2018 and 47,557,572 shares issued and 46,557,572 outstanding January 31, 2018	4,856	4,756
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	61,804,744	61,714,844
Accumulated deficit	(70,262,032)	(66,398,559)
Total stockholders' deficit	(8,459,932)	(4,686,459)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$522,769	$158,605

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPRATIONS
(Unaudited)

	For the Three Months Ended October 31,			For the Nine Months Ended October 31,
	2018	2017		2018	2017
Revenue	$-		$-	$-	$-
Cost of revenues	-		-	-	-
Gross profit	-		-	-	-

Operating expenses:
Depreciation	1,294		1,294	3,883	2,333
Legal, accounting and audit fees	113,019		92,759	545,692	252,085
Management and consulting fees	301,500		376,575	990,500	1,002,108
Research, development, and promotion	-		81,200	657,948	645,085
Office supplies and other general expenses	24,066		112,220	218,742	246,585
Advertising and marketing	21,189		337,056	919,952	1,441,396
Impairment of goodwill	-		-	-	18,400,000
Total operating expenses	461,068		1,001,104	3,336,717	21,989,592

Net operating loss	(461,068)		(1,001,104)	(3,336,717)	(21,989,592)

Other income (expenses)
Interest income	3,000		1,300	9,000	1,300
Interest expense	(350,789)		(23,829)	(535,756)	(48,532)
Total other income (expenses)	(347,789)		(22,529)	(526,756)	(47,232)

Net loss	$(808,857)	$	((1,023,633)	$(3,863,473)	$(22,036,824)

Net loss per common share - basic and diluted	$(0.02)		$(0.19)	$(0.08)	$(0.43)

Weighted average common shares outstanding - basic and diluted	47,557,572		54,659,746	47,227,902	50,835,146

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,863,473)	$(22,036,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,883	2,333
Impairment of goodwill	-	18,400,000
Share issued for acquisition of licences and master agreement		50,000
Research, development and promotion paid by third party directly	250,000	-
Amortization of debt discount	371,969	-
Stock based compensation	90,000	-
Changes in operating assets and liabilities:
(Increase) in interest receivable	(9,000)	(1,300)
Decrease (increase) in prepaid expenses	4,097	(36,983)
Increase (decrease) in accounts payable and accrued expenses	842,294	697,568
Increase (decrease) in related party payables	276,126	519,652
Net cash used in operating activities	(2,034,104)	(2,405,554)

Cash Flows from Investing Activities:
Purchase equipment303	-	(13,266)
Net cash used in investing activities	-	(13,266)

Cash flows from financing activities:
Proceeds from notes payable, related parties	303,734	633,195
Proceeds from notes payable	1,731,232	1,542,500
Net cash provided by financing activities	2,034,966	2,175,695

Net decrease in cash	862	(243,125)

Cash-beginning of period	2,102	244,124

Cash-end of period	$2,964	$999

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Shares issued from liability for unissued shares	$-	$63,791
Note payable	$250,000	$-
Intangible assets purchased through note payable, related party	$12,282	$-
Accounts payable settled through note payable, related party	$35,000	-
Intangible assets purchased with accounts payable	$350,000	$-

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

A final payment to Alliance was made on April 24, 2018, as agreed upon in the Addendum to the LMMA, making the Addendum Effective.  As part of the agreed final payment $170,000 was advanced in cash by Mr. Lewis, the CEO of Ga-Du, as a loan to the Company, and Mr. Rountree, our COO, assumed the remaining $35,000 in the form of a debt assignment between a third party and Alliance.  As a result, the Company was notified of its first revenues under the LMMA totaling $28,431 (10% of net revenue generated by Colorado Business), as at October 31, 2018.  The Company intends to record revenues as of the date funds are received into our accounts.  Subsequent to the period ended October 30, 2018, the Company and Alliance determined the $35K in amounts payable to a third party assumed by Mr. Rountree would be paid in cash, and the note assignment canceled. During July and August 2018, Mr. Rountree remitted the final $35,000 in payments for the benefit of Alliance, which amount has been included in related party payables.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTOIN OF BUISNESS AND BASIC OF PRESENTATION (cont'd)

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended October 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2019.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2018 as filed with the Securities and Exchange Commission on November 19, 2018.

Principals of Consolidation

The consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly-owned subsidiary, Ga-Du Corporation. All significant intercompany balances and transactions have been eliminated.

NOTE 2: GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2018, the Company had a working capital deficit of $8,829,604 and an accumulated deficit of $70,262,032. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of October 31, 2018, and January 31, 2018, respectively, the Company had cash, but no cash equivalents.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $21,189 during the three months ended October 31, 2018 and $337,056 in the same period ended October 31, 2017. Advertising and marketing costs are expensed as incurred and were $919,952 during the nine months ended October 31, 2018 and $1,441,396 in the same period ended October 31, 2017. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Fitrix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

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

As of October 31, 2018, and 2017, no revenue has been recognized, and there was no impact on the Company's financial statements as a result of adopting Topic 606 during the most recent fiscal year end.

While the Company has entered into an LMMA under which we are entitled to fee-based revenue on a profit-sharing basis, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are paid to the Company by AFN.  As at October 31, 2018 fees payable by AFN for the period October 2017 through October 2018 as reconciled in commission reports received from AFN have not been received by the Company. Because of this, the Company has determined to record its revenue in respect to the LMMA on the cash basis.  In the future, should the fee structure and reporting process become more easily determinable, the recognition method may change. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) at October 31, 2018. The Company will record the revenue once we receive the proceeds.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of October 31, 2018, and January 31, 2018, the Company had recorded within Convertible Notes, net of discount, the amount of $1,407,781 and $248,432 for the value of the stock settled debt for certain convertible notes (see Note 8).

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	October 31, 2018	January 31, 2018

Office equipment	$15,528	$15,528
Less: accumulated depreciation and amortization	(8,138)	(4,255)
Total property and equipment, net	$7,390	$11,273

Depreciation expense was $1,294 and $1,294 for the three months ended October 31, 2018 and 2017, respectively.

Depreciation expense was $3,833 and $2,333 for the nine months ended October 31, 2018 and 2017, respectively.

NOTE 5: INTANGIBLE ASSETS

On June 21, 2017, the Company acquired a 100% interest in Ga-Du including certain intangible assets such as a Financial Services Platform, Testing Labs, and Inventory Control and Advisory Software Platforms.  Intangible assets acquired as part of the acquisition of Ga-Du were fully impaired on acquisition.

During the three months ended July 31, 2018 the Company continued to develop its software platforms and has capitalized a total of $12,282 in respect to ongoing software development, the entire amount of which was funded by the Company's Chief Operating Officer, Mr. Mike Rountree.

During the three months ended October 31, 2018 the Company incurred additional software development costs totaling $350,000 from Take2L Enterprises, which amount remains payable and is included on the Company's balance sheets as Accounts payable.   Software development for our Herbo division, supporting the cannabis industry, includes a consumer and enterprise software platform which among other key functionality, will include CRM (customer relationship management), MRP (materials resource planning), Inventory management, seed to sale compliancy, e-commerce, merchant processing (tied to our AFN partnership), accounting and taxation functionality, HR management and a robust suite of analytics.   The Company is working with Take2L to build this software suite from the ground up.
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

Pursuant to Alliance's revenue reports, the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) as at October 31, 2018. The Company will record the revenue once we receive the proceeds.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: PREPAID EXPENSES

Prepaid expenses consist of the following:

	October 31, 2018	January 31, 2018
Office lease – Security deposits	$13,127	$13,127
Prepaid other expenses	21,173	25,270
Total prepaid expense	$34,300	$38,397

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

During the nine months ended October 31, 2018 and 2017, the company recorded interest income of $9,000 and $3,000 respectively. As of October 31, 2018, the interest receivable on this note totaled $15,833 (January 31, 2018 - $6,833).

NOTE 10: NOTES PAYABLE

Total
Balance, January 31, 2017	$289,930
Additions	1,842,500
Balance, January 31, 2018	2,132,430
Additions	1,981,232
Balance, October 31, 2018	4,113,662

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date. During the nine months ended October 31, 2018 and 2017, the Company accrued interest expense of $112. As of October 31, 2018, and January 31, 2018, the Company has accrued interest payable of $368 and $256, respectively.

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and is due three months from issue date. As at January 31, 2018 the note became due and remained unpaid. During the nine months ended October 31, 2018 and 2017, the Company accrued interest expense of $374. As of October 31, 2018, and January 31, 2018, the Company has accrued interest payable of $1,000 and $626, respectively.

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

During the nine months ended October 31, 2018 and 2017, the Company accrued interest expense of $161,440 and $68,410 respectively on the aforementioned notes. As of October 31, 2018, and January 31, 2018, the Company has accrued interest payable of $237,546 and $76,106, respectively.

Note 4:

During the period ended October 31, 2018, the Company received accumulated amount of $296,310 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the nine months ended October 31, 2018, the Company accrued interest expense of $716 on the aforementioned notes. As of October 31, 2018, the Company has accrued interest payable of $716.

Note 5:

On September 12, 2018 the Company received amount of $14,422 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the nine months ended October 31, 2018, the Company accrued interest expense of $19 on the aforementioned notes. As of October 31, 2018, the Company has accrued interest payable of $19.

NOTE 11: RELATED PARTY TRANSACTIONS

As of October 31, 2018, and January 31, 2018, related parties are due a total of $1,163,580 and $537,325, respectively.

	October 31, 2018	January 31, 2018

Related party payable (1)(2)(4)(5)(6)(7)	$782,564	$505,035
Notes payable (3)	381,016	30,000
Total related party transactions	$960,951	$537,325

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

Services provided from related parties:
	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Mr. Jeffery Taylor (1)	$28,750	$28,750	$86,250	$86,250
Mr. Don Lee Taylor (1)	26,250	26,250	78,750	78,750
Ms. Jennifer Taylor (2)	9,000	6,000	27,000	18,000
Mr. Michael Rountree (4)	30,000	405,000	90,000	1,175,000
L. John Lewis (5)	30,000	30,000	90,000	50,000
S. Randall Oveson (6)	30,000	30,000	90,000	50,000
Mr. Andy Tucker (7)	30,000	30,000	90,000	43,334
	$184,000	$556,000	$552,000	$1,501,334

Interest expenses from related parties:
	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Mr. Jeffery Taylor (3)	$37	$37	$112	$112
Mr. Don Lee Taylor (3)	37	37	112	112
Mr. Michael Rountree (4)	435	-	473	-
Mr. Lewis (5)	428	-	428	-
	$937	$74	$1,125	$224

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

(2)
For nine months ended October 31, 2018 and 2017 the Company was invoiced a total of $27,000 and $18,000, respectively, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors.

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor.

During the nine months ended October 31, 2018 and 2017, the Company accrued interest of $224 with respect to the above notes.  The notes were not repaid on their due dates of August 17, 2016 and are now due on demand.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $90,000 in the nine month period ended October 31, 2018 under the terms of this agreement and $50,000 in the nine month period ended October 31, 2017.

Rountree Consulting Inc., a company controlled by our COO, provides marketing and advertising services, site and app hosting and network administration, support finance and bookkeeping work and technical & design services to the Company. During the nine months ended October 31, 2018 and 2017, Rountree Consulting Inc. invoiced $nil and $1,125,000, respectively.

On April 30, 2018, July 31, 2018 and September 30, 2018, the Company issued promissory notes to Mr. Rountree in the amount of $15,000, $157,641, and $8,375, respectively. The notes bear interest at a rate of 1% per annum, each is due nine month from issue date. During the nine months ended October 31, 2018, the Company accrued interest of $473 with respect to the above notes.

(5)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $90,000 in the nine month period ended October 31, 2018 under the terms of this agreement and $50,000 in the nine month period ended October 31, 2017.

During the three months ended April 30, 2018, Mr. Lewis paid $175,000 to third parties on behalf of the Company which amount has been recorded in Accounts payable – related parties.

On July 31, 2018, the Company issued promissory notes to Mr. Lewis to convert the payable to note payable in the amount of $170,000. The notes bear interest at a rate of 1% per annum, each is due nine month from issue date. During the nine months ended October 31, 2018, the Company accrued interest of $428 with respect to the above notes.

(6)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $90,000 in the nine-month period ended October 31, 2018 under the terms of this agreement and $50,000 in the nine month period ended October 31, 2017.

(7)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. We recorded $90,000 in the nine month period ended October 31, 2018 under the terms of this agreement and $43,334 in the nine month period ended October 31, 2017.   Mr. Tucker holds approximately 11.70% of the Company's issued and outstanding shares.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: CONVERTIBLE NOTE PAYABLE

On October 31, 2017 a t hird party agreed to purchase debt owed to Mr. Rountree, our COO, in the amount of $1,407,781 with a maturity date on or before November 1, 2018. Interest shall be 1% per annum, beginning on November 1, 2017 on the total amount of the debt of $1,407,781, and paid every 120 days on any outstanding balance, and shall begin to accrue on the date of conveyance.

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

The total beneficial conversion feature discount recognized was $496,864 which is being amortized over the terms of the convertible notes payable.  During the nine months ended October 31, 2018 and 2017 the Company recognized interest expense of $371,969 and $0 related to the amortization of the beneficial conversion feature discount. The unamortized balance of the beneficial conversion feature was $0 and $371,969 as of October 31, 2018 and January 31, 2018, respectively.

At October 31, 2018 and January 31, 2018, convertible note payable consisted of the following:

	October 31, 2018	January 31, 2018
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Less: unamortized debt discount	-	(371,969)
Convertible notes payable, net	$1,656,213	$1,284,244

During the nine months ended October 31, 2018 and 2017, the Company accrued interest expense of $10,676 and $0 respectively. As at the date of this report, the Lender has not made a demand for payment and the note is in default.

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

(c)
On June 21, 2017, Ga-Du entered into an employment agreement with Ms. Wendy Maguire, whereby Ms. Maguire accepted employment as Vice President, business development of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Ms. Maguire has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to make upward adjustments from time to time. Ms. Maguire resigned as Vice President, Business Development on December 12, 2018.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: COMMITMENTS (cont'd)

(e)
On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to the quarter the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. A balance of $21,051 remains due and payable as at October 31, 2018.

(f)
The Company has entered into verbal agreements with Take2L, an arms length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform, which the Company recorded as intangible assets (ref: Note 5)

As at October 31, 2018 an amount of $768,810 is due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

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

As of October 31, 2018, there were 48,557,572 shares issued and 47,557,572 shares outstanding, and as at January 31, 2018 there were 47,557,572 shares issued and 46,557,572 shares outstanding.

Common stock issued during the nine month period ended October 31, 2018

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

As of October 31, 2018, and January 31, 2018, no Series A Voting Preferred Shares were issued.

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

Current business overview

Our business has commenced generating modest revenues during the nine months ended October 31, 2018. Pursuant to AFN's revenue reports received during the current quarter, the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) as at October 31, 2018. The Company will record the revenue once we receive the proceeds.

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

Results of Operations

Comparison of the three months ended October 31, 2018 and 2017

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the three months ended October 31, 2018 and 2017:

	For the Three Months Ended October 31,
	2018	2017
Operating expenses:
Depreciation	1,294	1,294
Legal, accounting and audit fees	113,019	92,759
Management and consulting fees	301,500	376,575
Research, development, and promotion	-	81,200
Office supplies and other general expenses	24,066	112,220
Advertising and marketing	21,189	337,056
Impairment of goodwill	-	-
Total operating expenses	461,068	1,001,104

Net operating loss	(461,068)	(1,001,104)

Other income (expenses)
Interest income	3,000	1,300
Interest expense	(350,789)	(23,829)
Total other (expenses)	(347,789)	(22,529)

Net loss	$(808,857)	$(1,023,633)

Revenue

During the three months ended October 31, 2018 and 2017, the Company has not generated any revenues. While we did enter into amendments to certain licensing and marketing agreements during the prior periods which provide for fee-based income calculated retroactively to October 2017, as at October 31, 2018, the Company had not yet received these amounts from our marketing partner. Pursuant to AFN's revenue reports the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) as at October 31, 2018. The Company will record the revenue once we receive the proceeds.

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

General and Administrative Expenses
	For the Three Months Ended October 31,
	2018	2017	Variances
Operating expenses:
Depreciation	1,294	1,294	-
Legal, accounting and audit fees	113,019	92,759	20,260
Management and consulting fees	301,500	376,575	(55,075)
Research, development, and promotion	-	81,200	(81,200)
Office supplies and other general expenses	24,066	112,220	(88,154)
Advertising and marketing	21,189	337,056	(315,867)
Impairment of goodwill	-	-	-
Total operating expenses	461,068	1,001,104	(520,036)

General and administrative expenses, exclusive of $21,189 (2017 - $337,056) expended on advertising and marketing in the three-month period ended October 31, 2018 totaling $439,879 ($664,048 - 2017), include a total of $301,500 for management and consulting fees as compared to $376,575 in the comparative three months ended October 31, 2017.  This decrease to management fees is a direct result of a reduction in consulting fees during the current three-month period due to a reduction in monthly operations and the departure of certain consultants. Further, legal, accounting and audit fees incurred in the three-month period ended October 31, 2018 increased substantially totaling $113,019, as compared to $92,759 in the prior comparative period.   This increase is a direct result of certain legal actions to which the Company is responding in the current period.  The Company expended a total of $0 on research, development and promotion in the current three months as compared to $81,200 in the prior comparative three-month period.  The Company has shifted its R&D expenditures to focus on certain software development costs which will be capitalized until the development is complete.  Office supplies and other general expenses reflect a substantive decrease period over period from $112,220 (2017) to $24,066 in the current three-month period as the Company terminated one of its operating locations.

Comparison of the nine months ended October 31, 2018 and 2017

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the nine months ended October 31, 2018 and 2017:

	For the Nine Months Ended October 31,
	2018	2017
Operating expenses:
Depreciation	3,883	2,333
Legal, accounting and audit fees	545,692	252,085
Management and consulting fees	990,500	1,002,108
Research, development, and promotion	657,948	645,085
Office supplies and other general expenses	218,742	246,585
Advertising and marketing	919,952	1,441,396
Impairment of goodwill	-	18,400,000
Total operating expenses	3,336,717	21,989,592

Net operating loss	(3,336,717)	(21,989,592)

Other income (expenses)
Interest income	9,000	1,300
Interest expense	(535,756)	(48,532)
Total other (expenses)	(526,756)	(47,232)

Net loss	$(3,863,473)	$(22,036,824)

Revenue

During the nine months ended October 31, 2018 and 2017, the Company has not generated any revenues. While we did enter into amendments to certain licensing and marketing agreements during prior periods which provide for fee-based income calculated retroactively to October 2017, as at October 31, 2018, the Company had not yet received these amounts from our marketing partner. Pursuant to AFN's revenue reports the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) as at October 31, 2018. The Company will record the revenue once we receive the proceeds.

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

General and Administrative Expenses

	For the Nine Months Ended October 31,
	2018	2017	Variances
Operating expenses:
Depreciation	3,883	2,333	1,550
Legal, accounting and audit fees	545,692	252,085	293,607
Management and consulting fees	990,500	1,002,108	8,392
Research, development, and promotion	657,948	645,085	12,863
Office supplies and other general expenses	218,742	246,585	(27,843)
Advertising and marketing	919,952	1,441,396	(521,444)
Impairment of goodwill	-	18,400,000	(18,400,000)
Total operating expenses	3,336,717	21,989,592	(18,632,875)

General and administrative expenses, exclusive of $919,952 (2017 – 1,441,396) expended on advertising and marketing in the nine-month period ended October 31, 2018 totaling $2,416,765 ($20,548,196 - 2017), include a total of $990,500 for management and consulting fees as compared to $1,002,108 in the comparative nine months ended October 31, 2017.  The slight increase to management fees is a direct result of additional consulting fees during the current nine-month period relative to our month to month operations. Further, legal, accounting and audit fees incurred in the nine-month period ended October 31, 2018 increased substantially totaling $545,692, as compared to only $252,085 in the prior comparative period.   This increase is a direct result of certain legal actions to which the Company is responding in the current period.  The Company expended a total of $657,948 on research, development and promotion in the current nine months as compared to $645,085 in the prior comparative nine-month period.  The Company has shifted its R&D expenditures during the current period to focus on certain software development costs which will be capitalized until the development is complete.  Office supplies and other general expenses reflect a slight decrease period over period from $246,585 (2017) to $218,742 in the current nine-month period as the Company closed one of its operating locations in the current period.  During the prior nine-month period ended October 31, 2017, concurrent with the acquisition of Ga-Du the Company recorded $18,400,000 as impairment of goodwill with no similar expense in the current nine months ended October 31, 2018.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2018, the Company had a working capital deficit of $8,829,604 and an accumulated deficit of $70,262,032. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Liquidity and Capital Resources

As of October 31, 2018, the Company had total current assets of $153,097, and total current liabilities of $8,982,701 as compared to $147,332 in current assets and $4,845,064 in total current liabilities at the fiscal year ended January 31, 2018. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible debt instruments and loans with third parties.  While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock during fiscal 2018, we have been unable to obtain any funding under this agreement in the most recently completed fiscal year and to date.  It is unlikely we will ever realize proceeds from this facility. There can be no guarantee the Company will receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads.  While we have commenced generating modest revenue subsequent to the fiscal year end to offset some of our existing operating expenditures, it is not presently sufficient to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

Cash flows from operating activities

During the nine months ended October 31, 2018 and 2017 the Company used $2,034,104 and $2,405,554 of cash for operating activities respectively. The decrease in cash used in operating activities is primarily attributable to a substantive decrease in related party payables offset by the amortization of debt discount in respect to certain convertible notes in the current period of $371,969, stock-based compensation of 90,000 and research and development costs of $250,000 paid by a third party directly with no comparable activities during the prior nine-month period.   Accounts payable also increased in the current nine-month period. Finally, the Company recorded an increase to prepaid expenses of $36,983 in fiscal 2017 compared to a decrease of $4,097 in the current nine months ended October 31, 2018.

Cash flows from investing activities

During the nine months ended October 31, 2018 and 2017, the Company expended $nil and $13,266 to purchase equipment.

Cash flows from financing activities

During the nine months ended October 31, 2018 the Company received proceeds from notes payable totaling $1,731,232 as compared to $1,542,500 in the prior nine-month period ended October 31, 2017.  Further proceeds from related party notes totaled $303,734 in the current nine months as compared to $633,195 in the prior nine months.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the nine months ended October 31, 2018.  Refer to Note 3 to our unaudited consolidated financial statements contained herein.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the nine months ended October 31, 2018 that have materially, or are reasonably likely to materially, affect the Company's internal controls over financial reporting.

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

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY STANDARDS

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith
(32)	Section 1350 Certifications
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith
(101)	Interactive Data Files	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

February 19, 2019	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director