Form 10-K
period 2019-01-31
ECO SCIENCE SOLUTIONS, INC.
filed 2019-06-28
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-54803

ECO SCIENCE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4199032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768	96768
(Address of principal executive offices)	(Zip Code)

(833) 464-3726
Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes	[ ]	No	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $1,618,244.

As of June 10, 2019, the Issuer had 48,557,572 common shares issued and 47,557,572 common shares outstanding
DOCUMENTS INCORPORATED BY REFERENCE: None

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
• the inability of management to effectively remove the caveat emptor status on the trading of our common stock; and
• the other risks and uncertainties detailed in this report.

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

Corporate Overview

The Company's principal executive office is located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.  The Company's telephone number is 833-GoHerbo (833 464-3726). The Company's website is www.useherbo.com.

The Company's common stock symbol is "ESSI".  During May 2017 the trading of ESSI shares on the public exchanges was suspended, and although the suspension has been lifted, a Form 15c2-11 with current information must be filed with the Financial Industry Regulatory Authority (FINRA) prior to the caveat emptor status being lifted, and before trading can resume.  The Company is in the process of getting a Form 15c2-11 filed; as soon as it meets FINRA's criteria, it will be filed. This is anticipated to take place during the second quarter of fiscal 2020.

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

The final payments were concluded making the Addendum Effective, and retroactive to March 5, 2018.  Pursuant to AFN's record books, and accounting, the following amounts have been credited to Alliance: (1) Cumulative eXPOTM Credit Exchange (through October 31, 2018) on a 1 for 1 cash to credit basis:  $ 24,365,025 (2) Cumulative Cash Pick-Ups (through October 31, 2018): $11,546,079; and (3) Total Revenue (through October 31, 2018): $284,310.  The amount payable through October 31, 2018, to Ga-Du is $28,431 (10% of net revenue generated by Colorado Business). Subsequent to October 31, 2018 fees from the eXPOTM  platform have been suspended as Alliance seeks banking relationships for larger volume transactions in order to move to the next phase of the platform launch. We expect revenue from this agreement to resume during fiscal 2020.

Up to the date of this report, Alliance has continued its efforts to expand its eXPOTM banking relationships to support next phase operations and the Company has continued to focus on rolling out its Herbo Enterprise software and building that user base through the close of fiscal 2019 and to date.
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

The term of the Agreement began on April 1, 2018, and terminated at April 30, 2018, at 11:59 p.m. at the closing of the Kaya Fest.Kaya Fest is a two-day Music and Awareness Festival named "one of the Top 10 Music Moments of 2017" by Miami New Times.  Each year Kaya Fest invites an incredible roster of reggae-influenced artists to celebrate one love, unity, peace and "overstanding" alongside supporters from all over the world.

On April 15, 2018 the Company entered into a Consulting Agreement with Standard Consulting LLC to provide business development and evaluation services relative to the strategic growth of the Company and to develop new products, provide support for the Company's existing product suite, and provide logistical support services for manufacturing, warehousing, shipping and customer service as may be required.  Under the terms of the contract the Consultant be compensated at a rate of $120,000 per year, payable quarterly on the first day of each quarter with a commencement date of May 1, 2018, for an initial term of six months, and renewable for a further six months on mutual agreement of the parties. Further the Company may settle amounts payable to Consultant by way of issuance of shares on 15 days notice. Any shares issued under the contract for services rendered will be issued at a 15% discount to market based on the closing market price on the day before the first day of the quarter.  A further 1,000,000 restricted shares shall be issued upon commencement of the term and are subject to a six-month leak out restriction once available for resale under Rule 144. The shares were issued prior to January 31, 2019 and the contract was renewed for a further six-month term during November 2018. The contract terminated at the end of April 2019.

On February 1, 2019 the Company and a third party entered into a Consulting Services agreement whereunder the Consultant will provide development services relative to a suite of software for managing operations including accounting, inventory control and management, data management, reporting and compliance, lead generation and marketing, CRM sales management and certain other key functions. The term of the agreement is three (3) months shall be automatically renewed for successive three (3) month periods unless canceled in writing by either party thirty (30) days prior to the expiration of each term.  Compensation shall be $10,000 per month payable by way of six installments of $5,000, payable February 1, 2019, and each fifteen days thereafter.  On May 31, 2019, the Consultant terminated the contract, and each of the Consultant and the Company agreed the termination shall take immediately effect with no further compensation payable.
On March 1, 2019 the Company and Haiku Holdings LLC "Haiku", a company controlled by our COO, Mike Rountree, entered into a Trademark Licensing Agreement.  Under the terms of the agreement, the Licensed Marks, including and incorporating Herbo, may be used by Haiku to facilitate the Company's business including lead generation and referral services. Further, as a result of any revenue generating business generated by Haiku, the Company shall receive 90% of the net revenue. The license remains in effect for a period of ten (10) years from the effective date of the agreement and may be terminated on sixty (60) days written notice by the Company should there be a material breach which remains uncured, or at any time on ten (10) days written notice by Haiku without cause.

About Eco Science Solutions, Inc.

With headquarters in Maui, Hawaii, Eco Science Solutions, Inc. is a bio and software technology-focused Company targeting the multi billion-dollar health and wellness industry. As Consumers continue to take ownership of their health, wellness and alternative medicines they consume, there is a growing shift away from the sole dependence on large pharmaceutical companies and prescription drugs.  Thus, in 2019 and beyond, there will be a growing need for both established and new health and wellness businesses to market to this increasing demand.

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
Current Business and Strategy

Our business has commenced generating modest revenues subsequent to our fiscal year ended January 31, 2018 and up to the period ended October 31, 2018, when the initial phase of our beta revenue model testing were complete. We continue to build both consumer and enterprise technology, consumer package goods, invest in research & development and advertising to consumer and professional traffic for both our apps and web properties, as well as the marketing of our financial services partnership through AFN and its next stage development. Once we have gained a large enough audience the Company will begin to aggressively monetize its audience relationships through: 1) paid advertisements from businesses seeking exposure to users of the Herbo platform; 2) enterprise license agreements with professional customers; 3) sales of products targeting general health and wellness and alternative medicines and 4) successful marketing of our financial services to an expanded number of clients across various states in the US through our AFN partnership. Our 2018 acquisition of Ga-Du and the aforementioned marketing agreement with AFN will allow us to offer certain financial and marketing services to businesses and individuals, including the Cannabis Industry, on a programmatic or membership basis (the "Financial Program"), from which AFN and Ga-Du derive fees and income from enrolling companies in the Financial Program and providing a range of services to our clients (the "Members") according to the AFN pricing schedule (the "Fees").  Under our agreements, Ga-Du was granted the exclusive right to undertake marketing responsibilities of Alliance's Financial Services to businesses in the Cannabis industry, initially in Michigan, Oregon and Washington, and subsequently, Colorado, with plans to extend throughout the United States, provided that it shall not extend to any states where Cannabis sales have not been legalized by that state's laws.  Alliance and Ga-Du recently commenced business in the States of Florida, Montana, and Pennsylvania.  Ga-Du is credited with all Cannabis related members and revenues that use Alliance's financial and marketing services, regardless of the source of revenue, or the party that enrolled the customer that generated the revenues, that are generated within any territory in which Ga-Du has commenced business. This business segment was beta tested in fiscal 2019, and allowed us to start generating fee based revenue subsequent to the fiscal year ended January 31, 2018 and up to October 31, 2018.Thereafter revenue generating operations under the terms of the agreement with AFN were suspended pending expansion of a banking relationship by eXPOTM in order to allow next stage transactional volume growth.

The Company's Herbo apps, Fitrix app, UseHerbo.com and "The Pursuit of Fine Herb" original content also remain available for use, either through Apple and Google app stores or online through a web-browser or through social channels, such as Facebook, Instagram and YouTube. During fiscal 2019, and particularly during the 4th quarter, the Company has focused its attention on the enhancement of its Herbo enterprise software package.

According to the popular traffic measuring site in 2018, Alexa, an Amazon.com Company, the useherbo.com domain is ranked 39,310 globally and 3,498 in the United States. The Herbo apps through the play stores or direct download to our beta users have an install base of over 50,000 users. The Fitrix app through the play stores or direct download to our beta users has an install base of approximately 22,500 users.

All current advertisers on the Herbo platform continue to be allowed to advertise at no charge. We have elected to pursue this strategy to allow for a concrete set of metrics to develop. Once these metrics have been developed, we will be properly prepared to set fair market advertising rates aligned with the media value of our audience. Management believes this "customer first" will benefit the success of retention and advertiser growth on a long-term basis.

While we have listed products for sale on the useherbo.com platform, we are simply redirecting users to other sites in where the product can be purchased. Currently, the Company is investing in our internal enterprise capabilities that will allow for us to best service, deliver and account for all transactions. Again, our driving focus is never to disappoint a customer with a poor experience, so we are taking a slower approach to ensure that all enterprise systems and logistics are perfected before we begin monetizing our audience. During fiscal 2019 we expended over $350,000 with third parties in respect of the ongoing development of software to support our platform,

The following is to provide a road-map for how the Company intends to commence and generate revenue from its app and enterprise software portfolio, further enhance revenue generated from our marketing agreement and set out the anticipated costs to do so. Eco Science Solutions' core Initiatives remain centered on five main areas: 1) continued consumer and enterprise technology investment, 2) continued product development through Scientific Research and Development; 3) inventory build for distribution, and 4) strategic acquisitions that provide an accelerated time-frame to secure market share; 5) development of Sales, Customer and Finance personnel depth to support accelerated revenue growth in all areas, including under our LMMA.

Technology investment – Eco Science Solutions will continue to make investments in both e-commerce and mobile applications that facilitate B2C e-commerce opportunities.   The Company's technology investments are centered on our platform that matches and connects consumers with desired products and/or providers, as well as providing for a convenient payment solution.  Additionally, the Company is launching a turn-key Business to Business, Customer Resource Management System (B2B CRM) marketing solution to support health, wellness and alternative medicine businesses with their on-going efforts to market, attract, acquire and retain customers. The Company will expend amounts management deems appropriate to continue to enhance technology development over the coming 12 months as may be required.

Scientific Research and Development investment – Eco Science Solutions has engaged in the development of DNA testing protocols for the purpose of evaluating a consumer's physical and mental needs. This continued investment effort will provide for a person by person mapping platform to best match the most suitable cannabis-related and/or dietary supplement products per ailment, thus maximizing the results of natural medication. The Company has budgeted up to $1 million for investment purposes in Scientific Research and Development investment at a future date.

Product formulation, inventory build and distribution – As Eco Science Solutions continues to accumulate data through its e-commerce and marketing solutions, the Company is in the process of development and distribution of unique products that include cannabis-related ingredients for alternative health and wellness interests. The Company has budgeted $1.25 million for investment purposes in Product development, inventory build and distribution at a future date.

Strategic acquisitions – Due to various hyper-growth trends in segments of the holistic health and wellness category, Eco Science Solutions believes that it will be presented with unique investment and acquisition opportunities that are both synergistic and accretive to the Company. The Management Team has already identified several candidates. The Company has not budgeted an exact dollar amount for investment purposes in Strategic acquisitions over the next 12-month period as we are working to secure additional financing for our ongoing operations.

Sales, Customer and Finance personnel development - Additionally, the Company has budgeted up to $2 million for general working capital purposes, including the development of personnel and internal systems to support them in future periods. To date during this past year, the Company has relied heavily on loans from related parties to fund our ongoing operations.  These anticipated working capital costs include our current management team who have been accruing fees for their ongoing services.

The Company has also budgeted $1.5 million in marketing and advertising investment for next 12-month period, to support the Eco Science Solutions, Herbo and Fitrix brands as well as our efforts under our marketing agreement with AFN as needed during 2020.

It is anticipated by Management, that all of the above business segments and operations, along with additional investment where required, when fully implemented, will allow us to commence consistent revenue generating operations, and out goal is to accomplish these tasks during fiscal 2020.

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

Master marketing agreement and AFN

Through our executed License and Master Marketing Agreement between Ga-Du and AFN, Ga-Du has the exclusive right to undertake marketing responsibilities of Alliance's Financial Services to businesses in the Cannabis industry, initially in Michigan, Oregon and Washington, and Colorado, with plans to extend throughout the United States, provided that it shall not extend to any states where Cannabis sales have not been legalized by that state's laws.  Since Ga-Du and Alliance executed their agreement, Alliance has filed as a foreign corporation in Arizona Florida, Massachusetts, Montana, Nevada, Pennsylvania and Washington.  The Companies are now offering, "Seed to CPA tracking" in all of those states and, full financial services in Florida, Massachusetts and Montana, with active approval initiatives in the other states.
Ga-Du shall be credited with all Cannabis related members and revenues that use Alliance's financial and marketing services, regardless of the source of revenue, or the party that enrolled the customer that generated the revenues, that are generated within any territory in which Ga-Du has commenced business.

Alliance Financial Network is registered with FinCEN (MSB Registration Number: 31000094744769) as a non-financial services institution, compliant with the AML/BSA guidelines of FinCEN, and is regulated by the IRS.  Operating a mobile application known as eXPO™ electronic eXchange Portal, Alliance provides financial and marketing services to businesses and individuals, which are challenged in the traditional banking systems, and generally are those that require more intensive compliance then banks are willing, or able to perform.  One such industry is the cannabis industry; Alliance is configured to establish Membership relationships businesses in this industry following a full compliance audit on the business, allowing licensed cannabis businesses an automated tax payment system and Internet banking services including wire transfers, ACH, electronic checks, armored pickup of cash, and bill pay, payroll services, and inventory control "seed to "CPA".  For the Company's Enterprise Customers, through Alliance Financial Network, ESSI's Herbo offering is now able to bundle a greater portfolio of business services such as business accounting, business insurance, director insurance, employee payroll, inventory system, and credit/debit card management. Additionally, the Alliance Financial Network automated tax payment system can calculate and deliver state tax payments within 48hrs after the funds are made available in a taxpayer's account. This fast tax collection benefits dealings with the state the business operates in and helps the business remain compliant. The Alliance Financial Network solution is a federally registered solution ready to be used in all states, and uses an in-depth anti-laundering and "Know Your Customer" process, ensuring compliance with the Cole memo and all federal and state regulations. In addition to tax collection, this system can send reports to regulators which gives another level of visibility into the financial dealings of licensees. Further bundled into this software solution is the "seed to CPA" accounting system, which provides a frugal and efficient way for businesses to report and manage their finances. In terms of tax collection, account services, and business features, this software is unparalleled at providing fast, compliant, and traceable cash management solutions.

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

We recently completed a beta program whereby we generated revenues between May and October 2018 under this business segment and while presently modest, we expect this segment to be the leading revenue stream in the Company's portfolio once the program is fully launched.  Presently AFN has suspended the program, pending expansion of a banking relationship by eXPOTM in order to allow next stage transactional volume growth.  During the beta phase of the testing, Alliance reported the following results: (1) Cumulative eXPOTM Credit Exchange (through October 31, 2018) on a 1 for 1 cash to credit basis:  $ 24,365,025 (2) Cumulative Cash Pick-Ups (through October 31, 2018): $11,546,079; and (3) Total Revenue (through October 31, 2018): $284,310.  The amount payable through October 31, 2018, to Ga-Du is $28,431 (10% of net revenue generated by Colorado Business). This amount will be recorded as revenue upon receipt by Ga-Du.

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

Image of Herbo application:

herbo

herbo
COSTA MESA
+ 88

Blue Dream
Info
Find Nearby
Herban Elements
FROM GRAM
$ 20.00
Hours (Open):
Mon. 11:00 AM - 4:00 PM
Herban Elements
FROM GRAM
$ 20.00
Hours (Open):
Mon. 11:00 AM - 4:00 PM
Herban Elements
FROM GRAM
$ 20.00
Hours (Open):
Mon. 11:00 AM - 4:00 PM

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
CLEAR

For more information, please visit www.useherbo.com.

Strategy

The Company's strategy is to: 1) generate revenue through paid advertisements from business seeking exposure to users of the Herbo services; 2) generate revenue through enterprise license agreements with professional customers and businesses; and 3) sales of consumer-packaged goods targeting general health and wellness and alternative medicines.

Market

Our target market with our applications is the ever-growing social media consumer user market that is focused on entertainment and information delivery by way of focused content from online sources, downloading apps to promote and support their lifestyle choices and quick and easy solutions to convert their gained knowledge to action by key product purchase and location recommendations, all of which can be supported by our useful content generation for mass distribution to consumers, empowering enthusiasts in their pursuit and enjoyment of building and supporting eco-friendly businesses and living healthy lifestyles.

According to Statistica.com, a statistics portal that combines Statistics and Studies from over 18,000 sources, there were approximately 178.1 BN mobile app downloads, both free and paid in 2017 on smartphones, with app revenues totaling over $88.8 BN  (Source: https://www.statista.com/statistics/271644/worldwide-free-and-paid-mobile-app-store-downloads/ and https://www.statista.com/statistics/269025/worldwide-mobile-app-revenue-forecast/ ).  This is expected to increase to over 258 BN downloads in fiscal 2022 with projected revenues of over 188.9 BN.

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

Further, during fiscal 2020 and beyond the Company intends on completion of its Herbo Enterprise software package to market to applicable targets.  The package will work with the AFN product offerings to provide a complete solution for businesses involved in the Cannabis Industry.*
 * Eco Science Solutions, Inc. is not in the business of growing, manufacturing, or distributing cannabis.

Competition

The market for social media applications and information and education-based content sites is large and growing. As noted above in a special report on Digital, Social and Mobile Worldwide users released in January 2018 by We Are Social Ltd. there are over 4 billion global social media users in 2018, more than half of the worlds population. The largest social media networks in the world, measured by active users, as of April 2019 according to a report by Statistica.com (https://www.statista.com/statistics/272014/global-social-networks-ranked-by-number-of-users/) were Facebook (2.32bn), YouTube (1.9bn), WhatsApp (1.6bn), WeChat (1.09bn), and Instagram (1bn). This market is extremely competitive and characterized by well-funded existing players, high capital inflows, and rapidly changing technologies. In addition to competitive and technological challenges, participants in the social media industry must remain flexible enough to accommodate changes in consumer preferences and tastes. We hope to reduce competition by targeting only those topics, concepts and content focused on building eco-friendly businesses and living healthy lifestyles, with our unique apps, channels and other social media efforts, including blogs.

Intellectual Property

The Company has registered and has in process applications for certain Herbo trademarks.  There is no other intellectual property.

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

Facilities

The Company's corporate headquarters are located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.

Employees

As of January 31, 2019, the Company had 7 employees, inclusive of our executive officers and directors and one special consultant under contract.  The Company continues to use independent contractors on an as needed basis with respect to our software development initatives.

Research and Development

There will be an ongoing requirement to undertake research and development as our existing apps and future apps are presented to the marketplace.  During fiscal 2018 and 2017 we expended$657,948 and  $670,480 respectively on improvement to our apps and the platform we use to manage our websites, social media and applications and our developing enterprise software.

Eco Science Solutions has engaged in the development of DNA testing protocols for the purpose of evaluating a consumer's physical and mental needs. This continued investment effort will provide for a person by person mapping platform to best match the most suitable cannabis-related and/or dietary supplement products per ailment, thus maximizing the results of natural medication. We expect there will be additional projects and expenditures to fully commercialize our suite of products over the coming 12 months and beyond.

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

The Company's corporate headquarters are located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.  We have entered into a two-year lease commencing April 1, 2016 for a total of 253 square feet of office and 98 square feet of reception space. Monthly base rent for the period April 1, 2016 to March 31, 2017 is $526.50 per month and increases to $552.83 per month for the subsequent year ending March 31, 2018.  Operating costs for the first year of the lease are estimated at $258.06 per month.  The Company has remitted a security deposit in the amount of $817.24 in respect of the lease.  Further our officers and directors have executed a personal guarantee in respect of the aforementioned lease agreement. On expiry of the lease, and to date,  the Company continues to occupy the space on a month to month basis at a rate of approximately $860 per month including operating costs.

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

On July 7, 2017, a purported shareholder of Eco Science Solutions, Inc. (the "Company"), Mr. Jimmie Glorioso, filed a verified shareholder derivative complaint against Jeffrey L. Taylor, Don L. Taylor (collectively, Jeffrey and Don Taylor are the "Taylors"), L. John Lewis and S. Randall Oveson, directors and officers in the Company, and Gannon Giguiere (collectively, the Taylors, Lewis, Oveson and Giguiere are the "Individual Defendants"), in the First Judicial District Court of the State of Nevada, Carson City County (the "Nevada Complaint"). Mr. Glorioso filed an amended complaint on or about January 11, 2019. The Company is identified as a nominal defendant, against which no claims are plead. The Nevada Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company. The Nevada Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Individual Defendants, aiding and abetting the breach of fiduciary duties against Lewis, Oveson and Giguiere, against the Individual Defendants for waste of corporate assets, and unjust enrichment against the Individual Defendants. The Nevada Complaint (1) seeks judicial declarations that (i) Mr. Glorioso may maintain this action on behalf of the Company and (ii) all individual defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of all individual defendants; (3) seeks an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.

On October 20, 2017, a purported shareholder of the Company, Mr. Ian Bell, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "First Hawaii Complaint"). On January 11, 2018, a purported shareholder of the Company, Mr. Marc D' Annunzio, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "Second Hawaii Complaint"). On February 9, 2018, the Hawaii federal court consolidated the First Hawaii Complaint and the Second Hawaii Complaint (the "Consolidated Hawaii Action"). On December 10, 2018, plaintiffs in the Consolidated Hawaii Action filed their amended complaint (the "Amended Hawaii Complaint"). The Company is identified as a nominal defendant, against which no claims are plead. The Amended Hawaii Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of the Company. The Amended Hawaii Complaint asserts claims on behalf of the Company for breach of fiduciary duty against the Taylors and Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, for waste of corporate assets against the Individual Defendants, and for unjust enrichment against the Individual Defendants. The Amended Hawaii Complaint seeks damages for the alleged breaches of fiduciary duties, aiding and abetting, waste and unjust enrichment, demands restitution and disgorgement and requests an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.

On November 3, 2017, a purported shareholder of the Company, Mr. Hans Menos, filed a verified shareholder derivative complaint against the Individual Defendants in the United States District Court for the District of Nevada (the "Nevada Federal Complaint"). Mr. Menos amended the Nevada Federal Complaint on December 21, 2018. The Company is identified as a nominal defendant, against which no claims are plead. The Nevada Federal Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company. The Nevada Federal Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Individual Defendants, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, Mr. Lewis and Mr. Oveson, unjust enrichment against the Individual Defendants, waste of corporate assets against the Individual Defendants, abuse of control against the Individual Defendants, and gross mismanagement against the Individual Defendants. The Nevada Federal Complaint (I) seeks judicial declarations that (i) Mr. Menos may maintain this action on behalf of the Company and (ii) the Individual De fendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of the Individual Defendants; (3) seeks an order directing the Company and the Individual Defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.

On February 1, 2019, the lead plaintiff, Mr. Richard Raschke, a purported shareholder of the Company, filed an amended consolidated class action complaint against the Company, the Taylors, and Mr. Gannon Giguiere in the United States District Court for the District of New Jersey (the "Class Action"). The Class Action arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by  or  on  behalf  of Company. The Class Action asserts claims against all defendants for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act"), violation of Section 20(a) of the Act against the Taylors and Giguiere and Violation of Section 20(b) against Mr. Giguiere. The Class Action seeks (1) certification of the purported class of plaintiffs, (2) compensatory damages in favor of the class and (3) an award of reasonable costs and expenses. Defendants have moved to stay this action.

Although the following lawsuit was not filed against the Company or any of its officers or directors, it nonetheless has a huge impact on the Company. On July 6, 2018, the Securities and Exchange Commission (the "SEC") filed a Complaint against Gannon Giguiere ("Giguiere"), president of Phenix Ventqres, LLC and the Company's largest outside funder. The Complaint alleges Mr. Giguiere's involvement in certain activities, of which the Company, its' officers, board members, and others directly involved with the Company, have no knowledge of. The Complaint seeks monetary and injunctive relief. On October 24, 2018, the Court granted the U.S. Government's motion to intervene in the proceedings and stay the action pending resolution of parallel criminal proceedings (described below). Pursuant to the Complaint being filed, the Company continues to seek funding elsewhere as it requires outside funding until it generates more consistent revenue. The Company previously filed an S-1 Registration Statement whereby Phenix would fund the Company in exchange for shares of common stock, and upon Put Notices; to date, there have been no Put Notices and no funds from Phenix Ventures have been distributed to the Company under the registration statement - no shares have been issued pursuant to the Registration Statement.

On June 29, 2018, the United States Government filed an indictment as to Gannon Giguiere in the U.S. District Court for the Southern District of California. In a Superseding Indictment, filed on January 25, 2019, the United States alleges that the defendant engaged in a scheme to manipulate the market for the common stock of two penny stock issuers, including ESSI. The United States claims that Mr. Giguiere is guilty of (1) conspiracy to commit securities fraud and manipulative trading and (2) securities fraud. On April 22, 2019, Mr. Giguiere entered a plea of not guilty to each of the counts against him in the Superseding Indictment. Trial is currently set to begin on August 20, 2019.

On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga-Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming The Company, its subsidiary Ga-Du Corporation and two of the Company's officers as Defendants.  Maguire claims the Company (1) violated the Federal Labor Standards Act; (2) violated the Washington Minimum Wage and Rebate Act; (3) breached her employment contract; and (4) was unjustly enriched thereby.  Maguire seeks payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract (claims 2 and 3, supra).  The motion has been fully briefed.  To date, no oral argument has been scheduled and no decision has been rendered.

Although the Company is vigorously defending the above-referenced lawsuits, the successful defense of any of the lawsuits is undeterminable at this time, as are the extent of any possible damages.
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

Market Information

Our Company has been quoted on the OTC Markets since September 14, 2010. From September 14, 2010, through May 3, 2013, our common stock was quoted on the OTC Markets under the name "Pristine Solutions, Inc." From May 3, 2013, until February 18, 2014, our Company was quoted on the OTC Markets under the name "Eaton Scientific Systems, Inc." From February 18, 2014, to February 2017, our common stock was quoted on the OTC Pink Markets under the name "Eco Science Solutions, Inc. and under the symbol "ESSI"; from February 2017 to May 2017 our Company was quoted on the OTCMarkets: QB under the symbol "ESSI". During May 2017 the trading of ESSI shares on the public exchanges was suspended, and although the suspension has been lifted, a Form 15c2-11 with current information must be filed with the Financial Industry Regulatory Authority (FINRA) prior to the caveat emptor status being lifted. At that time we will need to re-apply to be quoted on the OTCMarkets: QB.

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

Quarter Ended	High	Low
January 31, 2019	$0.058	$0.015
October 31, 2018	$0.109	$0.016995
July 31, 2018	$0.36	$0.02
April 30, 2018	$0.239	$0.10
January 31, 2017	$0.30	$0.001
October 31, 2016	$0.51	$0.15
July 31, 2016	$2.70	$0.20
April 30, 2016	$4.50	$1.29

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

As of June 10, 2019, we had 72 shareholders of record for our common stock and a total of 48,557,572 shares issued and 47,557,572 outstanding.

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

As of January 31, 2016, the Company had granted a total of 6,500,000 options to purchase common shares under this plan. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation and was expensed during the fiscal year ended January 31, 2016 and prior.

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

During fiscal 2018 and 2019, there were no options or awards granted under the 2017 Equity Incentive Plan.

Recent Sales of Unregistered Securities

On April 15, 2018 the Company entered into a Consulting Agreement with Standard Consulting LLC (the "Consultant") where under the Consultant will provide business development and evaluation services relative to the strategic growth of the Company.  Further the Consultant will work with the CEO and CFO to develop new products, provide support for the Company's existing product suite, and provide logistical support services for manufacturing, warehousing, shipping and customer service as may be required.  Under the terms of the contract the Consultant be compensated at a rate of $120,000 per year, payable quarterly on the first day of each quarter with a commencement date of May 1, 2018, for an initial term of six months, and renewable for a further six months on mutual agreement of the parties.  Further the Company may settle amounts payable to Consultant by way of issuance of shares on 15 days notice. Any shares issued under the contract for services rendered will be issued at a 15% discount to market based on the closing market price on the day before the first day of the quarter.  A further 1,000,000 restricted shares shall be issued upon commencement of the term and are subject to a six-month leak out restriction once available for resale under Rule 144. The shares were issued prior to January 31, 2019 and the contract was renewed for a further six-month term during November 2018. The contract terminated at the end of April 2019.

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

The following discussion should be read in conjunction with the Company's audited consolidated financial statements and the related notes for the year ended January 31, 2019, and 2018, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

The Company's consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview of Current Operations

Results of Operations for the years ended January 31, 2019 and 2018

During the fiscal years ended January 31, 2019 and 2018, the Company has not generated any revenues. While we did enter into amendments to certain licensing and marketing agreements subsequent to fiscal year ended January 31, 2018 which provide for fee-based income calculated retroactively to October 2017, as at January 31, 2019, the amounts generated from this agreement have not been received by the Company and therefore while revenue has been generated, no revenue has been recorded in our financial statements.  We intend to record the revenue attributable to the Company of $28,431 on the cash basis.

As at January 31, 2019 and 2018, the Company had $148,569 and $147,332 in cash and total current assets.

During the fiscal year ended January 31, 2019, the Company incurred total operating expenses of $4,208,201. During the fiscal year ended January 31, 2018, the Company incurred total operating expenses of $22,675,528 of which $18,400,000 is related to the impairment of goodwill relative to 16,000,000 shares of restricted common stock issued in respect to the acquisition of Ga-Du Corporation, a Nevada corporation, with no similar expense in fiscal 2019. During fiscal 2019 the Company recorded depreciation and impairment of $367,391 as a result of the impairment of certain amounts expended on software development during the year, as compared to $3,627 in fiscal 2018. Amounts expended on advertising and marketing reflect a reduction in expenses year over year to $942,021 (2019) from $1,497,715 (2018) in respect of the introduction of its Herbo and Fitrix apps on various media, including iOS and Android and other marketing initiatives including promotional expenses for various public venues and sponsorship fees. Amounts expended on management and consulting fees were also reduced from $1,403,291(2018) to $1,287,333 (2019).  Amounts incurred for accounting, audit and legal fees were increased period over period as a result of additional legal costs from $331,305 in fiscal 2018 to $707,135 in fiscal 2019. During fiscal 2019 and 2018 research and development fees incurred were $657,948 and $670,480 respectively. Other operating and general and administrative expenses were reduced year over year from $369,100 in 2018 to $246,353 in 2019 relative to amounts paid to maintain our public listing, rent, travel and other costs.

The Company recorded interest expense of $586,702 and $206,560 in respect of certain convertible notes and other loan agreements, respectively during fiscal 2019 and 2018, including amortization of debt discount of $371,969 and $124,895 respectively. Interest income recorded in fiscal 2019 and 2018 totaled $12,000 and $4,300, respectively.

The net loss in fiscal 2019 totaled $4,782,903 as compared to $22,877,778 in fiscal 2018.

The Company used net cash in operations of $2,416,138 and $2,704,451 respectively during the twelve-month periods ended January 31, 2019 and 2018, recorded $Nil and $13,266 in net cash used for investing activities and received cash from financing activities of $2,415,645 and $2,475,695, predominantly as a result of certain notes payable, as well as proceeds from related party loans.

Plan of Operation

The Company changed the focus of its business at the close of fiscal 2016 to operate in the eco friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees, and to development certain enterprise software for the cannabis industry. During fiscal 2017 the Company laid the groundwork for income generation from these services by investing in ongoing development of its applications, websites and visibility in both the local and global market.  The Company has invested heavily in advertising to allow its applications and ecommerce website visibility on a global stage. During fiscal 2018 we further added to our business portfolio with the acquisition of Ga-Du corporation and the entry into a licensing and marketing agreement that should see the Company generating revenues in fiscal 2020 after a successful beta launch in fiscal 2019.  The Company's need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish substantive revenues from operations. We have also had to rely heavily on loans from related parties in our most recently completed fiscal year as we work to have our shares returned for quotation to the OTCMarkets QB. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

The consolidated financial statements included herein have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2019, the Company had a working capital deficit of $9,385,516 and an accumulated deficit of $71,181,452. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The consolidated financial statements included herein reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
Liquidity and Capital Resources

As of January 31, 2018, the Company had total current assets of $148,569, and total current liabilities of $9,534,085. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible notes and loans from related parties.  While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 12(b)) to the financial statements contained herein) we have been unable to obtain any funding under this agreement in the most recently completed fiscal year. There can be no guarantee the Company will receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads.  While generated modest revenue in fiscal 2019, which will be recorded when received from our licensing partner on the cash basis, we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

Revenue

While the Company has entered into an LMMA (re: Note 6 to the financial statements contained herein) under which we are entitled to fee-based revenue on a profit-sharing basis from a financial services platform known as eXPOTM, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are actually paid to the Company by AFN.  As at October 31, 2018 fees payable by AFN for the period October 2017 through October 2018 as reconciled in commission reports received from AFN have not been received by the Company. In addition, subsequent to October 31, 2018 fees from the eXPOTM platform have been suspended as Alliance seeks banking relationships for larger volume transactions in order to move to the next phase of the platform launch.   Because of this, the Company has determined to record its revenue in respect to the LMMA on the cash basis.  In the future, should the fee structure and reporting process become more easily determinable, the recognition method may change. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) at October 31, 2018 and January 31, 2019. The Company will record the revenue once we receive the proceeds.

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

General and Administrative Expenses

	For the year ended
	January 31,
	2019	2018	Variances
Depreciation	367,391	3,627	$363,764
Legal, accounting and audit fees	707,155	331,305	375,850
Management and consulting fees	1,287,333	1,403,291	(115,958)
Research, development, and promotion	657,948	670,480	(12,532)
Office supplies and other general expenses	246,353	369,110	(122,757)
Advertising and marketing	942,021	1,497,715	(555,694)
Impairment of goodwill	-	18,400,000	$(18,400,000)
Net operating expense	4,208,201	22,675,528

During fiscal 2018 the Company impaired goodwill of $18,400,000 relative to 16,000,000 shares of restricted common stock issued in respect to the acquisition of Ga-Du Corporation, a Nevada corporation, with no similar expense in fiscal 2019.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $942,021 during the fiscal year ended January 31, 2019 and $1,497,715 in the same period ended January 31, 2018. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Fitrix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

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

As of January 31, 2019, and 2018, no revenue has been recognized, and there was no impact on the Company's financial statements as a result of adopting Topic 606 during the most recent fiscal year end.

While the Company has entered into an LMMA under which we are entitled to fee-based revenue on a profit-sharing basis from a financial services platform known as eXPOTM, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are actually paid to the Company by AFN.  As at October 31, 2018 fees payable by AFN for the period October 2017 through October 2018 as reconciled in commission reports received from AFN have not been received by the Company. In addition, subsequent to October 31, 2018 fees from the eXPOTM  platform have been suspended as Alliance seeks banking relationships for larger volume transactions in order to move to the next phase of the platform launch.   Because of this, the Company has determined to record its revenue in respect to the LMMA on the cash basis.  In the future, should the fee structure and reporting process become more easily determinable, the recognition method may change. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) at October 31, 2018 and January 31, 2019. The Company will record the revenue once we receive the proceeds.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of January 31, 2019, and January 31, 2018, the Company had recorded of $248,432 for the value of the stock settled debt for certain convertible notes. (see Note 10).

Recently issued accounting pronouncements

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

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

ECO SCIENCE SOLUTIONS, INC.
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended January 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Eco Science Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eco Science Solutions, Inc. as of January 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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
June 26, 2019

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	January 31, 2019	January 31, 2018
ASSETS
Current assets
Cash	$1,609	$2,102
Interest receivable	18,833	6,833
Prepaid expenses	28,127	38,397
Convertible note receivable	100,000	100,000
Total current assets	148,569	147,332

Property and equipment, net	6,164	11,273

TOTAL ASSETS	$154,733	$158,605

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,212,166	$893,345
Related party payables	1,040,349	505,035
Notes payable, short-term, related party	502,739	30,000
Notes payable	4,122,618	2,132,430
Convertible notes, net	1,656,213	1,284,244
Total current liabilities	9,534,085	4,845,054

Total liabilities	9,534,085	4,845,054

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding at January 31, 2018 and 2017	-	-
Common stock, $0.0001 par value 650,000,000 shares authorized, 48,557,572 shares issued and 47,557,572 outstanding at January 31, 2019 and 47,557,572 shares issued and 46,557,572 outstanding at January 31, 2018	4,856	4,756
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	61,804,744	61,714,844
Accumulated deficit	(71,181,452)	(66,398,549)
Total stockholders' deficit	(9,379,352)	(4,686,449)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$154,733	$158,605

The accompanying notes are an integral part of these audited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year ended January 31,
	2019	2018

Revenue	$-	$-

Operating Expenses
Depreciation and impairment	367,391	3,627
Legal, accounting and audit fees	707,155	331,305
Management and consulting fees	1,287,333	1,403,291
Research, development, and promotion	657,948	670,480
Office supplies and other general expenses	246,353	369,100
Advertising and marketing	942,021	1,497,715
Impairment of goodwill	-	18,400,000
Net operating expense	4,208,201	22,675,518

Net operating loss49	(4,208,201)	(22,675,518)

Other income (expenses)
Interest income	12,000	4,300
Interest expense	(586,702)	(206,560)
Total other income (expense)	(574,702)	(202,260)

Net loss	$(4,782,903)	(22,877,778)

Net loss per common share - basic and diluted	$(0.10)	(0.46)

Weighted average common shares outstanding - basic and diluted	47,310,997	49,718,607

The accompanying notes are an integral part of these audited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2017	-	$-	46,331,186	$4,633	(1,000,000)	$(7,500)	$42,749,211	$(43,520,771)	$(774,427)
Beneficial conversion feature associated with convertible notes	-	-	-	-	-	-	248,432	-	248,432
Convertible note receivable assigned	-	-	-	-	-	-	102,533	-	102,533
Shares issued for convertible notes	-	-	26,386	3	-	-	63,788	-	63,791
Shares issued for business combination	-	-	16,000,000	1,600	-	-	18,398,400	-	18,400,000
Shares issued to officers and directors, returned and canceled	-	-	(16,000,000)	(1,600)	-	-	1,600	-	-
Shares issued for Licensing and Master Marketing agreement	-	-	200,000	20	-	-	49,980	-	50,000
Shares issued for non-employee services	-	-	1,000,000	100	-	-	100,900	-	101,000
Net loss	-	-	-	-	-		-	(22,877,778)	(22,877,778)
Balance, January 31, 2018	-	-	47,557,572	4,756	(1,000,000)	(7,500)	61,714,844	(66,398,549)	(4,686,449)
Shares issued for non-employee services	-	-	1,000,000	100	-	-	89,900	-	90,000
Net loss	-	-	-	-	-	-	-	(4,782,903)	(4,782,903)
Balance, January 31, 2019		$-	48,558,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(71,181,452)	$(9,379,352)

The accompanying notes are an integral part of these audited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,782,903)	$(22,877,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment	367,391	3,627
Impairment of goodwill	-	18,400,000
Shares issued for license and master marketing agreement	-	50,000
Amortization of debt discount	371,969	124,895
Stock based compensation	90,000	101,000
Changes in operating assets and liabilities:
Interest receivable	(12,000)	(4,300)
Prepaid expenses	10,270	(37,579)
Increase (decrease) in accounts payable and accrued expenses	1,012,231	843,059
Increase (decrease) in related party payables	526,904	692,625
Net cash used in operating activities	(2,416,138)	(2,704,451)

Cash Flows from Investing Activities:
Purchase equipment	-	(13,266
Net cash used in investing activities	-	(13,266

Cash flows from financing activities:
Proceeds from related party loans	425,457	633,195
Notes payable	1,990,188	1,842,500
Net cash provided by financing activities	2,415,645	2,475,695

Net decrease in cash	(493)	(242,022

Cash-beginning of period	2,102	244,124

Cash-end of period	$1,609	$2,102

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Share issued for liabilities from unissued shares	$-	$63,791
Shares issued for License and Master Marketing Agreement	-	50,000
Related party payables assigned to convertible note	-	481,306
Notes payable, short-term, related party assigned to convertible note	-	926,475
Convertible note receivable contributed to additional paid in capital	-	100,000
Interest receivable contributed to additional paid in capital	2,533	-

The accompanying notes are an integral part of these audited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

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

Further, on September 22, 2017, Ga-Du Corporation entered into an Assignment Agreement with G&L Enterprises, wherein G&L Enterprises assigned, to Ga-Du Corporation, all of its rights, interest in, and obligations under a License and Master Marketing Agreement (LMMA) it entered into with Alliance Financial Network, Inc. ("AFN", "Alliance") on September 6, 2017 (ref: Note 6). Alliance is registered with FinCEN (MSB Registration Number: 31000094744769) as a "non-bank financial institution", compliant with the AML/BSA guidelines of FinCEN, and is regulated by the Internal Revenue Service.  Alliance operates a mobile application known as the eXPO™ electronic eXchange Portal ("eXPOTM") and provides financial and marketing services to businesses and individuals which are challenged in the traditional banking systems, and require more intensive compliance then banks are willing, or able to perform.

On March 5, 2018, an Addendum to the LMMA was entered into and agreed upon, wherein the LMMA was amended to reflect the right of Ga-Du to receive revenue from Colorado businesses; the LMMA originally excluded existing Colorado business as any revenue generating businesses. In addition, the revenue split under the LMMA was also revised.  Among other things, in exchange for the split, where under Ga-Du is to receive 50% of all revenues, Ga-Du agreed to pay to Alliance $405,000 in two tranches, for operational expenses and business development in the State of Colorado as well as in other states. As a result, Ga-Du is entitled to receive 10% of all of Alliance's net revenue earned from Colorado revenues from October 15, 2017 forward.

A final payment to Alliance was made on April 24, 2018, as agreed upon in the Addendum to the LMMA, making the Addendum Effective.  As part of the agreed final payment $170,000 was advanced in cash by Mr. Lewis, the CEO of Ga-Du, as a loan to the Company, and Mr. Rountree, our COO, assumed the remaining $35,000 in the form of a debt assignment between a third party and Alliance.  As a result, the Company was notified of its first revenues from beta testing under the LMMA totaling $28,431 (10% of net revenue generated by Colorado Business), as at October 31, 2018.  Thereafter revenue generating operations under the terms of the LMMA with Alliance were suspended pending expansion of a banking relationship by eXPOTM in order to allow next stage transactional volume growth.  The Company intends to record revenues from the aforementioned beta testing of the eXPOTM platform as of the date funds are received into our accounts.

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

As Alliance continues its efforts to expand its eXPOTM banking relationships to support next phase operations, the Company is currently focusing on rolling out its Herbo Enterprise software and building that user base.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont'd)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2019, the Company had a working capital deficit of $9,385,516 and an accumulated deficit of $71,181,452. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's consolidated financial statements.  These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period's presentation.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of January 31, 2019, and January 31, 2018, respectively, the Company had cash, but no cash equivalents.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized and are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation.  Impairment expense for the intangible assets in the fiscal year January 31, 2019 was $362,282.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $942,021 during the fiscal year ended January 31, 2019 and $1,497,715 in the same period ended January 31, 2018. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Fitrix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

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

As of January 31, 2019, and 2018, no revenue has been recognized, and there was no impact on the Company's financial statements as a result of adopting Topic 606 during the most recent fiscal year end.

While the Company has entered into an LMMA (re: Note 6) under which we are entitled to fee-based revenue on a profit-sharing basis from a financial services platform known as eXPOTM, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are actually paid to the Company by AFN.  As at October 31, 2018 fees payable by AFN for the period October 2017 through October 2018 as reconciled in commission reports received from AFN have not been received by the Company. In addition, subsequent to October 31, 2018 fees from the eXPOTM  platform have been suspended as Alliance seeks banking relationships for larger volume transactions in order to move to the next phase of the platform launch.   Because of this, the Company has determined to record its revenue in respect to the LMMA on the cash basis.  In the future, should the fee structure and reporting process become more easily determinable, the recognition method may change. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) at October 31, 2018 and January 31, 2019. The Company will record the revenue once we receive the proceeds.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of January 31, 2019, and January 31, 2018, the Company had recorded of $248,432 for the value of the stock settled debt for certain convertible notes. (see Note 10).

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

Recently issued accounting pronouncements

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	January 31, 2019	January 31, 2018
Office equipment	$15,528	$15,528
Less: accumulated depreciation and amortization	(9,364)	(4,255)
Total property and equipment, net	$6,164	$11,273

Depreciation expense (excluding impairment) amounted to $5,109 and $3,627 for the years ended January 31, 2109 and 2018, respectively.

NOTE 4: INTANGIBLE ASSETS

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

During the fiscal years ended January 31, 2019 and 2018, the Company impaired intangible assets totaling $362,282 and $0, respectively.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: SPONSORSHIP AGREEMENTS (cont'd)

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

The term of the Agreement began on April 1, 2018, and continued until April 30, 2018, at 11:59 p.m. at the closing of the Kaya Fest. Total fees payable of $250,000 have been recorded as research, development, and promotional expenses during the three months ended April 30, 2018. These fees were paid to Fruit of Life directly by a third party.

NOTE 6: LICENSE AND MASTER MARKETING AGREEMENT

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: LICENSE AND MASTER MARKETING AGREEMENT (cont'd)

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: LICENSE AND MASTER MARKETING AGREEMENT (cont'd)

Additionally, Ga-Du, from October 15, 2017, and going forward, is entitled to receive 10% of all of Alliance's net revenue earned from Colorado revenues.

The payment to Alliance in the amount of $405,000 was concluded as of April 24, 2018, and has been recorded as research, development, and promotional expenses during the three months ended April 30, 2018.

Pursuant to Alliance's revenue reports, the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) as at October 31, 2018. The Company will record the revenue once we receive the proceeds. Subsequent to October 31, 2018 fees from the eXPOTM  platform have been suspended as Alliance seeks banking relationships for larger volume transactions in order to move to the next phase of the platform launch. We expect revenue from this agreement to resume during fiscal 2020.

NOTE 7: PREPAID EXPENSES

Prepaid expenses consist of the following:

	January 31, 2019	January 31, 2018
Office lease – Security deposits	$13,127	$13,127
Prepaid other expenses	15,000	25,270
Total prepaid expense	$28,127	$38,397

NOTE 8: CONVERTIBLE PROMISSORY NOTE RECEIVABLE

As discussed in Note 6, the Company acquired a convertible note receivable in the principal amount of $100,000 and accrued interest receivable in the amount of $14,533 on September 22, 2017.

The Note matures on July 6, 2018 and bears interest at a rate of 12% per annum and is payable to Ga-Du Corporation.  The Note can, at Ga-Du's option, be converted upon maturity into 1.12% of the equity of Alliance.

During the twelve months ended January 31, 2019 and 2018, the company recorded interest income of $12,000. As of January 31, 2019, the interest receivable on this note totaled $18,833 (January 31, 2018 - $6,833).

NOTE 9: NOTES PAYABLE

Total
Balance, January 31, 2017	$289,930
Additions	1,842,500
Balance, January 31, 2018	2,132,430
Additions	1,990,188
Balance, January 31, 2019	4,122,618

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date. During the years ended January 31, 2019 and 2018, the Company accrued interest expense of $150 and $152, respectively.  As of January 31, 2019, and January 31, 2018, the Company has accrued interest payable of $406 and $256, respectively.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: NOTES PAYABLE (cont'd)

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and is due three months from issue date. As at January 31, 2018 the note became due and remained unpaid. During the years ended January 31, 2019 and 2018, the Company accrued interest expense of $500. As of January 31, 2019, and January 31, 2018, the Company has accrued interest payable of $1,126 and $626, respectively.

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

During the fiscal year ended January 31, 2019 the Company received accumulated amounts of $1,420,500 from a third party. The notes bear interest at a rate of 6% per annum and each is due one year from issue date.

On March 28, 2018 this third party purchased an additional $250,000 in notes from our COO, Mr. Michael Rountree. The purchased notes bear interest at a rate of 1% per annum beginning on June 27, 2018 and are payable within thirty days notice of the Maturity Date.

During the years ended January 31, 2019 and 2018, the Company accrued interest expense of $196,254 and $72,471 respectively on the aforementioned notes. As of January 31, 2019, and January 31, 2018, the Company has accrued interest payable of $268,762 and $72,508, respectively.

Note 4:

During the year ended January 31, 2019, the Company received accumulated amount of $305,266 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the year ended January 31, 2019, the Company accrued interest expense of $1,463 on the aforementioned notes. As of January 31, 2019, the Company has accrued interest payable of $1,463.

Note 5:

On September 12, 2018 the Company received amount of $14,422 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the year ended January 31, 2019, the Company accrued interest expense of $39 on the aforementioned notes. As of January 31, 2019, the Company has accrued interest payable of $39.

NOTE 10: CONVERTIBLE NOTE PAYABLE

On October 31, 2017 a third party agreed to purchase debt owed to Mr. Rountree, our COO, in the amount of $1,407,781 with a maturity date on or before November 1, 2018. Interest shall be 1% per annum, beginning on November 1, 2017 on the total amount of the debt of $1,407,781, and paid every 120 days on any outstanding balance, and shall begin to accrue on the date of conveyance.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: CONVERTIBLE NOTE PAYABLE (cont'd)

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

The total beneficial conversion feature discount recognized was $496,864 which is being amortized over the terms of the convertible notes payable.  During the years ended January 31, 2019 and 2018 the Company recognized interest expense of $371,969 and $124,895, respectively, related to the amortization of the beneficial conversion feature discount. The unamortized balance of the beneficial conversion feature was $0 and $371,969 as of January 31, 2019 and January 31, 2018, respectively.

At January 31, 2019 and January 31, 2018, convertible note payable consisted of the following:

	January 31, 2019	January 31, 2018
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Less: unamortized debt discount	-	(371,969)
Convertible notes payable, net	$1,656,213	$1,284,244

During the years ended January 31, 2019 and 2018, the Company accrued interest expense of $14,273 and $3,598, respectively. As at the date of this report, the Lender has not made a demand for payment and the note is in default.

NOTE 11: RELATED PARTY TRANSACTIONS

As of January 31, 2019, and January 31, 2018, related parties are due a total of $1,543,088 and $537,325, respectively.

	January 31, 2019	January 31, 2018

Related party payable (1)(2)(4)(5)(6)(7)	$1,040,349	$505,035
Notes payable (3)	502,739	30,000
Total related party transactions	$1,543,088	$537,325

Services provided from related parties:
	Twelve Months Ended January 31,
	2019	2018
Mr. Jeffery Taylor (1)	$115,000	$115,000
Mr. Don Lee Taylor (1)	105,000	105,000
Ms. Jennifer Taylor (2)	36,000	29,456
Mr. Michael Rountree (4)	120,000	1,205,000
L. John Lewis (5)	120,000	80,000
S. Randall Oveson (6)	120,000	80,000
Mr. Andy Tucker (7)	120,000	73,334
	$736,000	$1,687,790

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

Interest expenses from related parties:

	Twelve Months Ended January 31,
	2019	2018
Mr. Jeffery Taylor (3)	$133	$150
Mr. Don Lee Taylor (3)	136	150
Mr. Michael Rountree (4)	929	-
Mr. Lewis (5)	857	-
	$2,085	$300

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

(2)
For twelve months ended January 31, 2019 and 2018 the Company was invoiced a total of $36,000 and $29,456, respectively, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors.

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2018, the company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor.

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $120,000 in the twelve-month period ended January 31, 2019 under the terms of this agreement and $80,000 in the same month period ended January 31, 2018, all of which remains unpaid.

Rountree Consulting Inc., a company controlled by our COO, provides marketing and advertising services, site and app hosting and network administration, support finance and bookkeeping work and technical & design services to the Company. During the twelve months ended January 31, 2019 and 2018, Rountree Consulting Inc. invoiced $nil and $1,125,000, respectively.

During the year ended January 31, 2019, the Company issued promissory notes to Mr. Rountree in the accumulated amount of $309,739. The notes bear interest at a rate of 1% per annum, each is due nine months from issue date.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

(5)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $120,000 in the twelve-month period ended January 31, 2019 under the terms of this agreement and $80,000 in the same period ended January 31, 2018, all of which remains unpaid.

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

(6)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $120,000 in the twelve-month period ended January 31, 2019 under the terms of this agreement and $80,000 in the same period ended January 31, 2018, all of which remains unpaid.

(7)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. We recorded $120,000 in the twelve month period ended January 31, 2019 under the terms of this agreement and $73,334 in the same period ended January 31, 2018, all of which remains unpaid. Mr. Tucker holds approximately 11.45% of the Company's issued and outstanding shares.

NOTE 12: COMMITMENTS

(a)
On March 22, 2016, we entered into a two-year lease commencing April 1, 2016 for a total of 253 square feet of office and 98 square feet of reception space. Monthly base rent for the period April 1, 2016 to March 31, 2017 is $526.50 per month and increases to $552.83 per month for the subsequent year ending March 31, 2018.  Operating costs for the first year of the lease were $258.06 per month.  The Company has remitted a security deposit in the amount of $817 in respect of the lease.  Further our officers and directors have executed a personal guarantee in respect of the aforementioned lease agreement. On expiry of the lease, and to date,  the Company continues to occupy the space on a month to month basis at a rate of approximately $860 per month including operating costs.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: COMMITMENTS (cont'd)

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

(c)
On June 21, 2017, Ga-Du entered into an employment agreement with Ms. Wendy Maguire, whereby Ms. Maguire accepted employment as Vice President, business development of Ga-Du for two years unless terminated earlier in accordance with the agreement. During her period of employment, Ms. Maguire had a base salary at an annual rate of $120,000.  Ms. Maguire resigned as Vice President, Business Development on December 12, 2018. Prior to her resignation Ms. Maguire  filed a Complaint in the United States District Court from the Western District of Washington for payment of accrued and unpaid wages, legal fees and damages.  The Company ceased to accrue fees for Ms. Maguire following receipt of the complaint (ref: Note 15).

(d)
On June 21, 2017, Ga-Du entered into an employment agreement with Mr. Dante Jones, whereby Mr. Jones accepted employment as Special Advisor to Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Jones has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time. We recorded $120,000 in the twelve-month period ended January 31, 2019 under the terms of this agreement and $80,000 in the same period ended January 31, 2018, all of which remains unpaid.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

NOTE 12: COMMITMENTS (cont'd)

(e)
On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018 the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. A balance of $21,051 remains due and payable as at January 31, 2019.

(f)
The Company has entered into verbal agreements with Take2L, an arms length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform, which the Company recorded as intangible assets (ref: Note 5)

As at January 31, 2019 an amount of $768,810 is due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

(g)
On November 14, 2017, ESSI entered into an Endorsement Agreement with Mr. Stephen Marley.  The terms of the Agreement allow for Mr. Marley to act as a Spokesperson for ESSI and to provide his endorsement of all ESSI products and services, domestically, and worldwide. The term of the Agreement is for one year, with automatic yearly renewals, unless terminated by either party with thirty days prior notice.  Mr. Marley will be compensated in the amount of Ten Thousand Dollars ($10,000) per month and has been issued 1,000,000 shares of the Company's restricted common stock. The contract was not renewed on its expiry in November 2018.

(h)
On April 15, 2018 the Company entered into a Consulting Agreement with Standard Consulting LLC (the "Consultant") where under the Consultant will provide business development and evaluation services relative to the strategic growth of the Company.  Further the Consultant will work with the CEO and CFO to develop new products, provide support for the Company's existing product suite, and provide logistical support services for manufacturing, warehousing, shipping and customer service as may be required.  Under the terms of the contract the Consultant be compensated at a rate of $120,000 per year, payable quarterly on the first day of each quarter with a commencement date of May 1, 2018, for an initial term of six months, and renewable for a further six months on mutual agreement of the parties.  Further the Company may settle amounts payable to Consultant by way of issuance of shares on 15 days notice. Any shares issued under the contract for services rendered will be issued at a 15% discount to market based on the closing market price on the day before the first day of the quarter.  A further 1,000,000 restricted shares shall be issued upon commencement of the term and are subject to a six-month leak out restriction once available for resale under Rule 144. The shares were issued prior to January 31, 2019 and the contract was renewed for a further six-month term during November 2018. The contract terminated at the end of April 2019.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

NOTE 14: CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of October 31, 2018, there were 48,557,572 shares issued and 47,557,572 shares outstanding, and as at January 31, 2018 there were 47,557,572 shares issued and 46,557,572 shares outstanding.

Common stock issued during the fiscal year ended January 31, 2019

On May 1, 2018, the Company deemed the issuance of 1,000,000 shares of restricted stock valued at $90,000 or $0.09 per share, the fair market value on the date of the agreement. (ref: Note 13 (h)). The shares were issued prior to January 31, 2019.

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

As of January 31, 2019, and January 31, 2018, no Series A Voting Preferred Shares were issued.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

NOTE 15: CONTINGENCIES

(1) On July 7, 2017, a purported shareholder of Eco Science Solutions, Inc. (the "Company"), Mr. Jimmie Glorioso, filed a verified shareholder derivative complaint against Jeffrey L. Taylor, Don L. Taylor (collectively, Jeffrey and Don Taylor are the "Taylors"), L. John Lewis and S. Randall Oveson, directors and officers in the Company, and Gannon Giguiere (collectively, the Taylors, Lewis, Oveson and Giguiere are the "Individual Defendants"), in the First Judicial District Court of the State of Nevada, Carson City County (the "Nevada Complaint"). Mr. Glorioso filed an amended complaint on or about January 11, 2019. The Company is identified as a nominal defendant, against which no claims are plead. The Nevada Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company. The Nevada Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Individual Defendants, aiding and abetting the breach of fiduciary duties against Lewis, Oveson and Giguiere, against the Individual Defendants for waste of corporate assets, and unjust enrichment against the Individual Defendants. The Nevada Complaint (1) seeks judicial declarations that (i) Mr. Glorioso may maintain this action on behalf of the Company and (ii) all individual defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of all individual defendants; (3) seeks an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.

(2) On October 20, 2017, a purported shareholder of the Company, Mr. Ian Bell, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "First Hawaii Complaint"). On January 11, 2018, a purported shareholder of the Company, Mr. Marc D' Annunzio, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "Second Hawaii Complaint"). On February 9, 2018, the Hawaii federal court consolidated the First Hawaii Complaint and the Second Hawaii Complaint (the "Consolidated Hawaii Action"). On December 10, 2018, plaintiffs in the Consolidated Hawaii Action filed their amended complaint (the "Amended Hawaii Complaint"). The Company is identified as a nominal defendant, against which no claims are plead. The Amended Hawaii Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of the Company. The Amended Hawaii Complaint asserts claims on behalf of the Company for breach of fiduciary duty against the Taylors and Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, for waste of corporate assets against the Individual Defendants, and for unjust enrichment against the Individual Defendants. The Amended Hawaii Complaint seeks damages for the alleged breaches of fiduciary duties, aiding and abetting, waste and unjust enrichment, demands restitution and disgorgement and requests an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.

(3) On November 3, 2017, a purported shareholder of the Company, Mr. Hans Menos, filed a verified shareholder derivative complaint against the Individual Defendants in the United States District Court for the District of Nevada (the "Nevada Federal Complaint"). Mr. Menos amended the Nevada Federal Complaint on December 21, 2018. The Company is identified as a nominal defendant, against which no claims are plead. The Nevada Federal Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company. The Nevada Federal Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Individual Defendants, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, Mr. Lewis and Mr. Oveson, unjust enrichment against the Individual Defendants, waste of corporate assets against the Individual Defendants, abuse of control against the Individual Defendants, and gross mismanagement against the Individual Defendants. The Nevada Federal Complaint (I) seeks judicial declarations that (i) Mr. Menos may maintain this action on behalf of the Company and (ii) the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of the Individual Defendants; (3) seeks an order directing the Company and the Individual Defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

NOTE 15: CONTINGENCIES (cont'd)

(4)     On February 1, 2019, the lead plaintiff, Mr. Richard Raschke, a purported shareholder of the Company, filed an amended consolidated class action complaint against the Company, the Taylors, and Mr. Gannon Giguiere in the United States District Court for the District of New Jersey (the "Class Action"). The Class Action arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by  or  on  behalf  of Company. The Class Action asserts claims against all defendants for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act"), violation of Section 20(a) of the Act against the Taylors and Giguiere and Violation of Section 20(b) against Mr. Giguiere. The Class Action seeks (1) certification of the purported class of plaintiffs, (2) compensatory damages in favor of the class and (3) an award of reasonable costs and expenses. Defendants have moved to stay this action.

(5)     Although the following lawsuit was not filed against the Company or any of its officers or directors, it nonetheless has a huge impact on the Company. On July 6, 2018, the Securities and Exchange Commission (the "SEC") filed a Complaint against Gannon Giguiere ("Giguiere"), president of Phenix Ventqres, LLC and the Company's largest outside funder. The Complaint alleges Mr. Giguiere's involvement in certain activities, of which the Company, its' officers, board members, and others directly involved with the Company, have no knowledge of. The Complaint seeks monetary and injunctive relief. On October 24, 2018, the Court granted the U.S. Government's motion to intervene in the proceedings and stay the action pending resolution of parallel criminal proceedings (described below). Pursuant to the Complaint being filed, the Company continues to seek funding elsewhere as it requires outside funding until it generates more consistent revenue. The Company previously filed an S-1 Registration Statement whereby Phenix would fund the Company in exchange for shares of common stock, and upon Put Notices; to date, there have been no Put Notices and no funds from Phenix Ventures have been distributed to the Company under the registration statement - no shares have been issued pursuant to the Registration Statement.

(6) On June 29, 2018, the United States Government filed an indictment as to Gannon Giguiere in the U.S. District Court for the Southern District of California. In a Superseding Indictment, filed on January 25, 2019, the United States alleges that the defendant engaged in a scheme to manipulate the market for the common stock of two penny stock issuers, including ESSI. The United States claims that Mr. Giguiere is guilty of (1) conspiracy to commit securities fraud and manipulative trading and (2) securities fraud. On April 22, 2019, Mr. Giguiere entered a plea of not guilty to each of the counts against him in the Superseding Indictment. Trial is currently set to begin on August 20, 2019.

(7) On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga-Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming The Company, its subsidiary Ga-Du Corporation and two of the Company's officers as Defendants.  Maguire claims the Company (1) violated the Federal Labor Standards Act; (2) violated the Washington Minimum Wage and Rebate Act; (3) breached her employment contract; and (4) was unjustly enriched thereby.  Maguire seeks payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract (claims 2 and 3, supra).  The motion has been fully briefed.  To date, no oral argument has been scheduled and no decision has been rendered.

Although the Company is vigorously defending the above-referenced lawsuits, the successful defense of any of the lawsuits is undeterminable at this time, as are the extent of any possible damages.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

NOTE 16: SUBSEQUENT EVENTS

On February 1, 2019 the Company and a third party entered into a Consulting Services agreement whereunder the Consultant will provide development services relative to a suite of software for managing operations including accounting, inventory control and management, data management, reporting and compliance, lead generation and marketing, CRM sales management and certain other key functions. The term of the agreement is three (3) months shall be automatically renewed for successive three (3) month periods unless canceled in writing by either party thirty (30) days prior to the expiration of each term.  Compensation shall be $10,000 per month payable by way of six installments of $5,000, payable February 1, 2019, and each fifteen days thereafter.  On May 31, 2019, the Consultant terminated the contract, and each of the Consultant and the Company agreed the termination shall take immediately effect with no further compensation payable.
On March 1, 2019 the Company and Haiku Holdings LLC "Haiku", a company controlled by our COO, Mike Rountree, entered into a Trademark Licensing Agreement.  Under the terms of the agreement, the Licensed Marks, including and incorporating Herbo, may be used by Haiku to facilitate the Company's business including lead generation and referral services. Further, as a result of any revenue generating business generated by Haiku, the Company shall receive 90% of the net revenue. The license remains in effect for a period of ten (10) years from the effective date of the agreement and may be terminated on sixty (60) days written notice by the Company should there be a material breach which remains uncured, or at any time on ten (10) days written notice by Haiku without cause.

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

None

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2019, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2019. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of January 31, 2019, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2019:

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

Management's Remediation Initiatives

As of January 31, 2019, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended January 31, 2019, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company and its wholly owned subsidiary, as of January 31, 2019:

Name	Position(s) Held	Age	Date first Elected or Appointed
Jeffery Taylor	President, Secretary, Chief Executive Officer, Director	47	December 17, 2015 as to Chief Executive Officer and President and January 11, 2016 as to Director and Secretary.
Don Lee Taylor	Chief Financial Officer, Treasurer and Director	49	December 17, 2015 as to Chief Financial Officer and January 11, 2016 as to Director and Treasurer
Michael D. Rountree	Chief Operating Officer	49	June 21, 2017
L. John Lewis	Chief Executive Officer, President, Secretary, Treasurer and Director Ga-Du Corporation	69	June 21, 2017 as to CEO President, Secretary, Treasurer and Director since inception of Ga-Du on June 2, 2017.
S. Randall Oveson	Chief Operating Officer, Ga-Du Corporation	57	June 21, 2017

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

Identification of Significant Employees

Employees Mr. Dante Jones, Special Advisor to Ga-Du and Mr. Andy Tucker, Special Consultant to Ga-Du Corporation each provide significant contribution to the operation of Ga-Du.

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

On July 7, 2017, a purported shareholder of Eco Science Solutions, Inc. (the "Company"), Mr. Jimmie Glorioso, filed a verified shareholder derivative complaint against Jeffrey L. Taylor, Don L. Taylor (collectively, Jeffrey and Don Taylor are the "Taylors"), L. John Lewis and S. Randall Oveson, directors and officers in the Company, and Gannon Giguiere (collectively, the Taylors, Lewis, Oveson and Giguiere are the "Individual Defendants"), in the First Judicial District Court of the State of Nevada, Carson City County (the "Nevada Complaint"). Mr. Glorioso filed an amended complaint on or about January 11, 2019. The Company is identified as a nominal defendant, against which no claims are plead. The Nevada Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company. The Nevada Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Individual Defendants, aiding and abetting the breach of fiduciary duties against Lewis, Oveson and Giguiere, against the Individual Defendants for waste of corporate assets, and unjust enrichment against the Individual Defendants. The Nevada Complaint (1) seeks judicial declarations that (i) Mr. Glorioso may maintain this action on behalf of the Company and (ii) all individual defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of all individual defendants; (3) seeks an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.

On October 20, 2017, a purported shareholder of the Company, Mr. Ian Bell, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "First Hawaii Complaint"). On January 11, 2018, a purported shareholder of the Company, Mr. Marc D' Annunzio, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "Second Hawaii Complaint"). On February 9, 2018, the Hawaii federal court consolidated the First Hawaii Complaint and the Second Hawaii Complaint (the "Consolidated Hawaii Action"). On December 10, 2018, plaintiffs in the Consolidated Hawaii Action filed their amended complaint (the "Amended Hawaii Complaint"). The Company is identified as a nominal defendant, against which no claims are plead. The Amended Hawaii Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of the Company. The Amended Hawaii Complaint asserts claims on behalf of the Company for breach of fiduciary duty against the Taylors and Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, for waste of corporate assets against the Individual Defendants, and for unjust enrichment against the Individual Defendants. The Amended Hawaii Complaint seeks damages for the alleged breaches of fiduciary duties, aiding and abetting, waste and unjust enrichment, demands restitution and disgorgement and requests an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.

On November 3, 2017, a purported shareholder of the Company, Mr. Hans Menos, filed a verified shareholder derivative complaint against the Individual Defendants in the United States District Court for the District of Nevada (the "Nevada Federal Complaint"). Mr. Menos amended the Nevada Federal Complaint on December 21, 2018. The Company is identified as a nominal defendant, against which no claims are plead. The Nevada Federal Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company. The Nevada Federal Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Individual Defendants, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, Mr. Lewis and Mr. Oveson, unjust enrichment against the Individual Defendants, waste of corporate assets against the Individual Defendants, abuse of control against the Individual Defendants, and gross mismanagement against the Individual Defendants. The Nevada Federal Complaint (I) seeks judicial declarations that (i) Mr. Menos may maintain this action on behalf of the Company and (ii) the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of the Individual Defendants; (3) seeks an order directing the Company and the Individual Defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company.

On February 1, 2019, the lead plaintiff, Mr. Richard Raschke, a purported shareholder of the Company, filed an amended consolidated class action complaint against the Company, the Taylors, and Mr. Gannon Giguiere in the United States District Court for the District of New Jersey (the "Class Action"). The Class Action arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by  or  on  behalf  of Company. The Class Action asserts claims against all defendants for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act"), violation of Section 20(a) of the Act against the Taylors and Giguiere and Violation of Section 20(b) against Mr. Giguiere. The Class Action seeks (1) certification of the purported class of plaintiffs, (2) compensatory damages in favor of the class and (3) an award of reasonable costs and expenses. Defendants have moved to stay this action.

On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga-Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming The Company, its subsidiary Ga-Du Corporation and two of the Company's officers as Defendants.  Maguire claims the Company (1) violated the Federal Labor Standards Act; (2) violated the Washington Minimum Wage and Rebate Act; (3) breached her employment contract; and (4) was unjustly enriched thereby.  Maguire seeks payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract (claims 2 and 3, supra).  The motion has been fully briefed.  To date, no oral argument has been scheduled and no decision has been rendered.

Although the Company is vigorously defending the above-referenced lawsuits, the successful defense of any of the lawsuits is undeterminable at this time, as are the extent of any possible damages.
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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended January 31, 2019, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended January 31, 2019, and the representations made by the reporting persons to the Company, the Company believes that during the year ended January 31, 2019, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company's equity securities are all delinquent in completing at least one report under the Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)	its principal executive officer;

(b)	each of the Company's two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2019 and 2018; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company's executive officer at the end of the years ended January 31, 2019 and 2018.

No disclosure is provided for any named executive officer, other than the Company's principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	FYE Jan 31	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeffery Taylor, President, Secretary, CEO, Director [1]	2019	115,000	None	None	None	None	None	None	115,000
	2018	115,000	None	None	None	None	None	None	115,000
Don Lee Taylor CFO, Treasurer Director [2]	2019	105,000	None	None	None	None	None	None	105,000
	2018	105,000	None	None	None	None	None	None	105,000
Michael D Rountree COO[3]	2019	120,000	None	None	None	None	None	None	120,000
	2018	80,000	None	None	None	None	None	225,000	305,000
L. John Lewis, CEO Ga-Du Corporation [4]	2019	120,000	None	None	None	None	None	None	120,000
	2018	80,000	None	None	None	None	None	None	80,000
S. Randall Oveson, COO, Ga D Corporation [5]	2019	120,000	None	None	None	None	None	None	120,000
	2018	80,000	None	None	None	None	None	None	80,000

[1]
Mr. Jeffery Taylor was appointed CEO and President on December 17, 2015. During fiscal 2019 and 2018 Mr. Taylor received payments of $57,000 and $134,950, respectively to reduce his current salary accruals and prior unpaid salary amounts.

[2]
Mr. Don Lee Taylor was appointed CFO on December 17, 2015. During fiscal 2019 and 2018 Mr. Taylor received payments of $57,000 and $126,668, respectively to reduce his current salary accruals and prior unpaid salary amounts.

[3]
Michael D. Rountree was appointed COO of the Company on June 21, 2017. Under the terms of an Employment agreement with Mr. Rountree he charged the Company $80,000 for services during fiscal 2018 and $120,000 during fiscal 2019, all of which remains unpaid. During fiscal 2018, Rountree Consulting Inc. ("Rountree"), a company controlled by our COO, which provides marketing and advertising services, site and app hosting and network administration, support finance and bookkeeping work and technical & design services to the Company. During the year ended January 31, 2018, Rountree Consulting Inc. invoiced $1,125,000 of which $225,000 was recorded as management fees and $900,000 was recorded as advertising and marketing fees. There were no further fees invoiced from Rountree Consulting during fiscal 2019.

[4]
L. John Lewis was appointed CEO of Ga-Du Corporation on June 21, 2017. He also serves as the President, Secretary, Treasurer and Director since inception of Ga-Du on June 2, 2017. Under the terms of an Employment agreement with Mr. Lewis he charged the Company $80,000 for services during fiscal 2018 and $120,000 during fiscal 2019, all of which remains unpaid.

[5]
S. Randall Oveson was appointed COO of Ga-Due Corporation on June 21, 2017. Under the terms of an Employment agreement with Mr. Oveson he charged the Company $80,000 for services during fiscal 2018 and $120,000 during fiscal 2019, all of which remains unpaid.

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

On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time. Salary payable to Mr. Rountree under the employment agreement has been accrued during fiscal 2018 and 2019 in the total amount of $200,000, all of which remains unpaid.
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time. Salary payable to Mr. Lewis under the employment agreement has been accrued during fiscal 2018 and 2019 in the total amount of $200,000, all of which remains unpaid.
On June 21, 2017, Ga-Du entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  Salary payable to Mr. Oveson under the employment agreement has been accrued during fiscal 2018 and 2019 in the total amount of $200,000, all of which remains unpaid.
On June 21, 2017, Ga-Du entered into an employment agreement with Ms. Wendy Maguire, whereby Ms. Maguire accepted employment as Vice President, business development of Ga-Du for two years unless terminated earlier in accordance with the agreement. During her period of employment, Ms. Maguire had a base salary at an annual rate of $120,000.  Ms. Maguire resigned as Vice President, Business Development on December 12, 2018. Prior to her resignation, during September 2018, Ms. Maguire filed a Complaint in the United States District Court from the Western District of Washington for payment of accrued and unpaid wages, legal fees and damages. The Company ceased to accrue fees for Ms. Maguire following receipt of the complaint. Salary payable to Ms. Maguire under the employment agreement has been accrued during fiscal 2018 and 2019 in the total amount of $157,333, all of which remains unpaid.

On June 21, 2017, Ga-Du entered into an employment agreement with Mr. Dante Jones, whereby Mr. Jones accepted employment as Special Advisor to Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Jones has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time. Salary payable to Mr. Jones under the employment agreement has been accrued during fiscal 2018 and 2019 in the total amount of $200,000, all of which remains unpaid.

On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. Salary payable to Mr. Tucker under the Consulting agreement has been accrued during fiscal 2018 and 2019 in the total amount of $193,334, all of which remains unpaid.

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

There are no agreements or understandings for any executive officer to resign at the request of another person. None of the Company's executive officers' acts or will act on behalf of or at the direction of any other person.

Equity Compensation Plan

2012 Employee Stock Option Plan

On September 1, 2012, the Company adopted the Employee Stock Option Plan ("2012 Plan"), wherein 25,000,000 shares of common stock were reserved for issuance. The 2012 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options.

There are no options presently outstanding under this plan.

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

During fiscal 2017 the Company filed two separate Form S-8's in April and November 2016 respectively for a total of 10,000,000 shares under its 2016 Equity Incentive Plan.   As of January 31, 2017, a total of 9,307,953 shares had been issued under the respective Form S-8's. There were no shares issued under this plan in fiscal 2018 or 2019.

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

There have been no shares issued under this plan in fiscal 2018 or 2019.

Stock Options/SAR Grants

The Company granted no stock options to directors and officers through the 2012 Plan, 2016 Plan or 2017 Plan during the years ended January 31, 2019 and 2018.

Restricted Stock Awards

No restricted stock awards have been granted during the years ended January 31, 2019 and 2018.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the years ended January 31, 2019 and 2018, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of the years ended January 31, 2019 and 2018.

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

Pension, Retirement or Similar Benefit Plans

As of January 31, 2019, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 10, 2019, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name Of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)	Percent of Class Owned(2)	Percent of Total Voting Shares (3)
Directors and Officers
Common	Jeffery Taylor	5,047,019 Direct	10.16%	10.16%
Common	Don Lee Taylor	5,047,019 Direct	10.16%	10.16%
Common	Michael D. Rountree	2,126,491 Direct	4.47%	4.47%
Common	L. John Lewis	2,150,000 Indirect held by Deep Springs Holdings, LLC	4.52%	4.52%
Common	S. Randall Oveson	2,000,000 (of which 1,000,0000 shares are held directly and 1,000,000 shares are held by Deepsea Solutions LLC (4))	4.21%	4.21%
Total Officers and Directors as a group (5 persons)		15,370,529 Common shares	34.42%	34.42%
Greater than 5% holders
Common	Gannon Giguiere	4,163,443 Direct	8.75%	8.75%
Common	Andy Tucker	5,447,019 Direct	11.45%	11.45%
Total greater than 5% holders as a group (2 persons)		9,610,462 Common shares	20.21%	20.21%
Total Common		25,980,991	54.63%	54.63%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of June 10, 2019. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 47,557,572 shares of common stock outstanding on June 10, 2019 and 0 shares of Preferred Stock issued and outstanding.
(3)	Calculation of percentage of Voting Shares is based on the following voting rights: (a) each share of Common Stock has the right to cast one (1) vote.
(4)	Deepsea Solutions LLC is 50% controlled by S. Randall Oveson.

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 10% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended January 31, 2019, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

As of January 31, 2019, and January 31, 2018, related parties are due a total of $1,543,088 and $537,325, respectively.

	January 31, 2019	January 31, 2018

Related party payable (1)(2)(4)(5)(6)(7)	$1,040,349	$505,035
Notes payable (3)	502,739	30,000
Total related party transactions	$1,543,088	$537,325

Services provided from related parties:
	Twelve Months Ended January 31,
	2019	2018
Mr. Jeffery Taylor (1)	$115,000	$115,000
Mr. Don Lee Taylor (1)	105,000	105,000
Ms. Jennifer Taylor (2)	36,000	29,456
Mr. Michael Rountree (4)	120,000	1,205,000
L. John Lewis (5)	120,000	80,000
S. Randall Oveson (6)	120,000	80,000
Mr. Andy Tucker (7)	120,000	73,334
	$736,000	$1,687,790

Interest expenses from related parties:

	Twelve Months Ended January 31,
	2019	2018
Mr. Jeffery Taylor (3)	$133	$150
Mr. Don Lee Taylor (3)	136	150
Mr. Michael Rountree (4)	929	-
Mr. Lewis (5)	857	-
	$2,085	$300

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

(2)
For twelve months ended January 31, 2019 and 2018 the Company was invoiced a total of $36,000 and $29,456, respectively, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors.

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2018, the company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor.

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $120,000 in the twelve-month period ended January 31, 2019 under the terms of this agreement and $80,000 in the same month period ended January 31, 2018, all of which in the cummulative amount of $200,000, remains unpaid.

Rountree Consulting Inc., a company controlled by our COO, provides marketing and advertising services, site and app hosting and network administration, support finance and bookkeeping work and technical & design services to the Company. During the twelve months ended January 31, 2019 and 2018, Rountree Consulting Inc. invoiced $nil and $1,125,000, respectively.

During the year ended January 31, 2019, the Company issued promissory notes to Mr. Rountree in the accumulated amount of $309,739. The notes bear interest at a rate of 1% per annum, each is due nine months from issue date.

(5)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $120,000 in the twelve-month period ended January 31, 2019 under the terms of this agreement and $80,000 in the same month period ended January 31, 2018, all of which in the cummulative amount of $200,000, remains unpaid.

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

(6)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $120,000 in the twelve-month period ended January 31, 2019 under the terms of this agreement and $80,000 in the same month period ended January 31, 2018, all of which in the cummulative amount of $200,000, remains unpaid.

(7)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. We recorded $120,000 in the twelve-month period ended January 31, 2019 under the terms of this agreement and $73,334 in the same period ended January 31, 2018, all of which in the cummulative amount of $193,334, remains unpaid. Mr. Tucker holds approximately 11.45% of the Company's issued and outstanding shares.

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

Our independent registered public accounting firm is BF Borgers CPA PC of Lakewood, Colorado. The aggregate fees billed or to be billed for the most recently completed fiscal years ended January 31, 2019 and 2018 for professional services rendered by the principal accountant for the audit of its annual consolidated financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year ended:	January 31, 2019 $	January 31, 2018 $
Audit Fees	40,500	40,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	40,500	40,500

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
*
3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant's Current Report on Form 8-K filed November 13, 2012)	*
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant's Current Report on Form 8-K filed January 3, 2013)	*
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant's Current Report on Form 8-K filed February 18, 2014)	*
3.8	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016	*
10.1	Consulting Agreement with Standard Consulting LLC (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2018 filed on November 19, 2018)	*
10.2	Trademark Licencing Agreement between the Company and Haiku Holdings LLC		*
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
(32)	Section 1350 Certifications
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
(101)	Interactive Data Files
101.INS	XBRL Instance Document		*
101.SCH	XBRL Taxonomy Extension Schema Document		*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: June 28, 2019	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: June 28, 2019	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 28, 2019	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: June 28, 2019	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director

Dated: June 28, 2019	/s/ Michael D. Rountree
Michael D. Rountree