Form 10-Q
period 2019-04-30
ECO SCIENCE SOLUTIONS, INC.
filed 2019-07-01
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-54803

ECO SCIENCE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4199032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1135 Makawao Avenue, Suite 103-188, Makawao, Hawaii	96768
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(833) 464-3726

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
47,557,572 shares of common stock outstanding as of June 27, 2019
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

ECO SCIENCE SOLUTIONS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2019 (Unaudited)	January 31, 2019 (Audited)
ASSETS
Current assets
Cash	$2,535	$1,609
Interest receivable	21,833	18,833
Prepaid expenses	43,127	28,127
Convertible note	100,000	100,000
Total current assets	167,495	148,569

Property and equipment, net	5,058	6,164

TOTAL ASSETS	$172,553	$154,733

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,374,950	$2,212,166
Related party payables	1,206,582	1,040,349
Notes payable, short-term, related party	702,997	502,739
Notes payable	4,122,618	4,122,618
Convertible note, net	1,656,213	1,656,213
Total current liabilities	10,063,360	9,534,085

Total liabilities	10,063,360	9,534,085

Stockholders' deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at April 30, 2019 and January 31, 2019	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 48,557,572 shares issued and 47,557,572 outstanding at April 30, 2019 and January 31, 2019	4,856	4,856
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	61,804,744	61,804,744
Accumulated deficit	(71,692,907)	(71,181,452)
Total stockholders' deficit	(9,890,807)	(9,379,352)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$172,553	$154,733

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended April 30,
	2019	2018

Operating Expenses
Depreciation	1,106	1,294
Legal, accounting and audit fees	77,714	159,010
Management and consulting fees	291,000	292,000
Research, development, and promotion	19,764	657,948
Office supplies and other general expenses	48,826	122,140
Advertising and marketing	15,757	533,438
Net operating expense	454,167	1,765,830

Net operating loss	(454,167)	(1,765,830)

Other income (expenses)
Interest income	3,000	3,000
Interest expense	(60,288)	(162,570)
Total other income (expense)	(57,288)	(159,570)

Net loss	$(511,455)	$(1,925,400)

Net loss per common share - basic and diluted	$(0.01)	$(0.04)

Weighted average common shares outstanding - basic and diluted	47,557,572	47,557,572

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2018	-	$-	47,5578,572	$4,756	(1,000,000)	$(7,500)	$61,714,844	$(66,398,559)	$(4,686,459)

Net loss	-	-	-	-	-	-	-	(1,925,400)	(1,925,400)

Balance, April 30, 2018	-	$-	47,5578,572	$4,756	(1,000,000)	$(7,500)	$61,714,844	$(68,323,959)	$(6,611,859)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2019	-	$-	48,5578,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(71,181,452)	$(9,379,352)

Net loss	-	-	-	-	-	-	-	(511,455)	(511,455)

Balance, April 30, 2019	-	$-	48,5578,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(71,692,907)	$(9,890,807)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months ended April 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(511,455)	$(1,925,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,106	1,294
Amortization of debt discount	-	120,822
Research, development, and promotion paid by third party directly	-	250,000
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(3,000)	(3,000)
Decrease (increase) in prepaid expenses	(15,000)	4,097
Increase (decrease) in accounts payable and accrued expenses	162,784	216,918
Increase (decrease) in related party payables	166,233	270,705
Net cash used in operating activities	(199,332)	(1,064,564)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Note payable	-	1,063,500
Note payable, related party	200,258	-
Net cash provided by financing activities	200,258	1,063,500

Net decrease in cash	926	(1,064)

Cash-beginning of period	1,609	2,102

Cash-end of period	$2,535	$1,038

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Note payable	$-	$250,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont'd)

Financial Statements Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended April 30, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2020.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019 as filed with the Securities and Exchange Commission on June 28, 2019.

Principals of Consolidation

The consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly-owned subsidiary, Ga-Du Corporation. All significant intercompany balances and transactions have been eliminated.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2019, the Company had a working capital deficit of $9,895,865 and an accumulated deficit of $71,692,907. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of April 30, 2019, and January 31, 2019, respectively, the Company had cash, but no cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized and are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation.  There is no impairment expense for the intangible assets in three months ended April 30, 2019.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $15,757 during the three months ended April 30, 2019 and $533,438 in the same period ended April 30, 2018. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Fitrix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

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

As of April 30, 2019, and January 31, 2019, no revenue has been recognized, and there was no impact on the Company's financial statements as a result of adopting Topic 606 during the most recent fiscal year end.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of April 30, 2019, and January 31, 2019, $248,432 for the value of the stock settled debt for certain convertible notes is included in the Convertible note, net account under balance sheet. (see Note 10).

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	April 30, 2019	January 31, 2019
Office equipment	$15,528	$15,528
Less: accumulated depreciation and amortization	(10,470)	(9,364)
Total property and equipment, net	$5,058	$6,164

Depreciation expense (excluding impairment) amounted to $1,106 and $1,294 for the three months period ended April 30, 2019 and 2018, respectively.

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

In the fiscal year ended January 31, 2019, the Company impaired intangible assets totaling $362,282.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 7: PREPAID EXPENSES

Prepaid expenses consist of the following:

	April 30, 2019	January 31, 2019
Office lease – Security deposits	$13,127	$13,127
Prepaid other expenses	30,000	15,000
Total prepaid expense	$43,127	$28,127

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

During the three months period ended April 30, 2019 and 2018, the company recorded interest income of $3,000. As of April 30, 2019, the interest receivable on this note totaled $21,833 (January 31, 2019 - $18,833).

NOTE 9: NOTES PAYABLE

Total
Balance, January 31, 2018	$2,132,430
Additions	1,990,188
Balance, January 31, 2019	4,122,618
Balance, April 30, 2019	$4,122,618

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date. During the three months ended April 30, 2019 and 2018, the Company accrued interest expense of $36.  As of April 30, 2019, and January 31, 2019, the Company has accrued interest payable of $442 and $406, respectively.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9: NOTES PAYABLE (cont'd)

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and is due three months from issue date. As at January 31, 2018 the note became due and remained unpaid. During the three months ended April 30, 2019 and 2018, the Company accrued interest expense of $122. As of April 30, 2019, and January 31, 2019, the Company has accrued interest payable of $1,248 and $1,126, respectively.

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

During the three months ended April 30, 2019 and 2018, the Company accrued interest expense of $54,687 and $38,036 respectively on the aforementioned notes. As of April 30, 2019, and January 31, 2019, the Company has accrued interest payable of $323,449 and $268,762, respectively.

Note 4:

During the year ended January 31, 2019, the Company received accumulated amount of $305,266 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the three months ended April 30, 2019 and 2018, the Company accrued interest expense of $693 and $0, respectively on the aforementioned notes. As of April 30, 2019, and January 31, 2019, the Company has accrued interest payable of $2,156 and $1,463, respectively.

Note 5:

On September 12, 2018 the Company received amount of $14,422 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the three months ended April 30, 2019 and 2018, the Company accrued interest expense of $35 and $0, respectively on the aforementioned notes. As of April 30, 2019, and January 31, 2019, the Company has accrued interest payable of $91 and $56, respectively.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

At April 30, 2019 and January 31, 2019, convertible note payable consisted of the following:

	April 30, 2019	January 31, 2019
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

During the three months ended April 30, 2019 and 2018, the Company accrued interest expense of $3,480. As at the date of this report, the Lender has not made a demand for payment and the note is in default.

NOTE 11: RELATED PARTY TRANSACTIONS

As of April 30, 2019, and January 31, 2019, related parties are due a total of $1,543,088 and $537,325, respectively.

	April 30, 2019	January 31, 2019
Related party payable (1)(2)(4)(5)(6)(7)	$1,206,582	$1,040,349
Notes payable (3)	702,997	502,739
Total related party transactions	$1,909,579	$1,543,088

Services provided from related parties:
	Three Months Ended April 30,
	2019	2018
Mr. Jeffery Taylor (1)	$28,750	$28,750
Mr. Don Lee Taylor (1)	26,250	26,250
Ms. Jennifer Taylor (2)	9,000	9,000
Mr. Michael Rountree (4)	30,000	30,000
L. John Lewis (5)	30,000	30,000
S. Randall Oveson (6)	30,000	30,000
Mr. Andy Tucker (7)	30,000	30,000
	$184,000	$184,000

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

Interest expenses from related parties:

	Three Months Ended April 30,
	2019	2018
Mr. Jeffery Taylor (3)	$21	$37
Mr. Don Lee Taylor (3)	42	37
Mr. Michael Rountree (4)	755	-
Mr. Lewis (5)	415	-
	$1,233	$74

(1)
Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company.

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company's actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive's past or future employment by the Company or any Affiliates, or any predecessor thereof ("Work Product"), belong to the Company, or its Affiliates, as applicable. During the three months ended April 30, 2019, the company paid $190,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.

(2)	For three months ended April 30, 2019 and 2018 the Company was invoiced a total of $9,000, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors.
(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the three months ended April 30, 2019, the company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $30,000 in the three months ended April 30, 2019 and 2018 under the terms of this agreement, all of which remains unpaid. As at April 30, 2019 there was a total of $230,000 in accrued and unpaid salary under the terms of the employment agreement.

During the year ended January 31, 2019, the Company issued promissory notes to Mr. Rountree in the accumulated amount of $379,319. During the three months ended April 30, 2019, the Company issued promissory notes to Mr. Rountree in the accumulated amount of $210,258. The notes bear interest at a rate of 1% per annum, each is due nine months from issue date.

Licensing agreement with Haiku Holdings LLC ("Haiku")
On March 1, 2019 the Company and Haiku Holdings LLC "Haiku", a company controlled by Mr. Rountree, entered into a Trademark Licensing Agreement.  Under the terms of the agreement, the Licensed Marks, including and incorporating Herbo, may be used by Haiku to facilitate the Company's business including lead generation and referral services. Further, as a result of any revenue generating business generated by Haiku, the Company shall receive 90% of the net revenue. The license remains in effect for a period of ten (10) years from the effective date of the agreement and may be terminated on sixty (60) days written notice by the Company should there be a material breach which remains uncured, or at any time on ten (10) days written notice by Haiku without cause.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

(5)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $30,000 in the three months ended April 30, 2019 and 2018 under the terms of this agreement, all of which remains unpaid. As at April 30, 2019 there was a total of $230,000 in accrued and unpaid salary under the terms of the employment agreement.

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

(6)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $30,000 in the three months ended April 30, 2019 and 2018 under the terms of this agreement, all of which remains unpaid. As at April 30, 2019 there was a total of $230,000 in accrued and unpaid salary under the terms of the employment agreement.

(7)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. We recorded $30,000 in the three months ended April 30, 2019 and 2018 under the terms of this agreement, all of which remains unpaid. As at April 30, 2019 there was a total of $223,334 in accrued and unpaid salary under the terms of the consulting agreement.  Mr. Tucker holds approximately 11.45% of the Company's issued and outstanding shares.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12: COMMITMENTS (cont'd)

(b)
……
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

(d)
On June 21, 2017, Ga-Du entered into an employment agreement with Mr. Dante Jones, whereby Mr. Jones accepted employment as Special Advisor to Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Jones has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time. We recorded $30,000 in the three months ended April 30, 2019 and 2018 under the terms of this agreement, all of which remains unpaid. As at April 30, 2019 there was a total of $230,000 in accrued and unpaid salary under the terms of the employment agreement.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12: COMMITMENTS (cont'd)

(e)
On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018 the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. A balance of $21,051 remains due and payable as at April 30, 2019 and January 31, 2019.

(f)
The Company has entered into verbal agreements with Take2L, an arms length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform, which the Company recorded as intangible assets (ref: Note 5)

As at April 30, 2019 and January 31, 2019 an amount of $768,810 is due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12: COMMITMENTS (cont'd)

(i)
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

NOTE 13: CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of April 30, 2019, and January 1, 2019, there were 48,557,572 shares issued and 47,557,572 shares outstanding,

No common stock was issued during the three months ended April 30, 2019.

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

As of April 30, 2019, and January 31, 2019, no Series A Voting Preferred Shares were issued.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14: CONTINGENCIES

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NOTE 16: SUBSEQUENT EVENTS

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

Description of Business

The Company was incorporated in the state of Nevada on December 8, 2009 under the name Pristine Solutions, Inc.  On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. ("ESSI")

With headquarters in Maui, Hawaii, Eco Science Solutions, Inc. is a bio and software technology-focused Company targeting the multibillion-dollar health and wellness industry. As Consumers continue to take ownership of their health, wellness and alternative medicines they consume, there is a growing shift away from the sole dependence on large pharmaceutical companies and prescription drugs.  Thus, in 2019 and beyond, there will be a growing need for both established and new health and wellness businesses to market to this increasing demand.

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

Current business overview

During fiscal 2019, our business commenced generating modest revenues between October 2017 and October 31, 2018, as a result of our licensing agreement with AFN when the initial phase of the eXPOTM beta revenue model testing was complete. We continue to build both consumer and enterprise technology, consumer package goods, invest in research & development and advertising to consumer and professional traffic for both our apps and web properties, as well as the marketing of our financial services partnership through AFN and its next stage development. Once we have gained a large enough audience the Company will begin to aggressively monetize its audience relationships through: 1) paid advertisements from businesses seeking exposure to users of the Herbo platform; 2) enterprise license agreements with professional customers; 3) sales of products targeting general health and wellness and alternative medicines and 4) successful marketing of our financial services to an expanded number of clients across various states in the US through our AFN partnership. Our 2018 acquisition of Ga-Du and the aforementioned marketing agreement with AFN will allow us to offer certain financial and marketing services to businesses and individuals, including the Cannabis Industry, on a programmatic or membership basis (the "Financial Program"), from which AFN and Ga-Du derive fees and income from enrolling companies in the Financial Program and providing a range of services to our clients (the "Members") according to the AFN pricing schedule (the "Fees").  Under our agreements, Ga-Du was granted the exclusive right to undertake marketing responsibilities of Alliance's Financial Services to businesses in the Cannabis industry, initially in Michigan, Oregon and Washington, and subsequently, Colorado, with plans to extend throughout the United States, provided that it shall not extend to any states where Cannabis sales have not been legalized by that state's laws.  Alliance and Ga-Du recently commenced business in the States of Florida, Montana, and Pennsylvania.  Ga-Du is credited with all Cannabis related members and revenues that use Alliance's financial and marketing services, regardless of the source of revenue, or the party that enrolled the customer that generated the revenues, that are generated within any territory in which Ga-Du has commenced business. As noted above, the business segment was beta tested in fiscal 2019, and allowed us to start generating fee-based revenue subsequent to the fiscal year ended January 31, 2018 and up to October 31, 2018.Thereafter revenue generating operations under the terms of the agreement with AFN were suspended pending expansion of a banking relationship by eXPOTM in order to allow next stage transactional volume growth.

The Company's Herbo apps, Fitrix app, UseHerbo.com and "The Pursuit of Fine Herb" original content also remain available for use, either through Apple and Google app stores or online through a web-browser or through social channels, such as Facebook, Instagram and YouTube. During fiscal 2019, and continuing through Q1 2020, the Company has focused its attention on the enhancement of its Herbo enterprise software package.

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

On March 1, 2019 the Company and Haiku Holdings LLC "Haiku", a company controlled by our COO, Mr. Rountree, entered into a Trademark Licensing Agreement.  Under the terms of the agreement, the Licensed Marks, including and incorporating Herbo, may be used by Haiku to facilitate the Company's business including lead generation and referral services. Further, as a result of any revenue generating business generated by Haiku, the Company shall receive 90% of the net revenue. The license remains in effect for a period of ten (10) years from the effective date of the agreement and may be terminated on sixty (60) days written notice by the Company should there be a material breach which remains uncured, or at any time on ten (10) days written notice by Haiku without cause. The Company is hopeful this licensing arrangement will assist in more rapid growth of our Herbo suite of software offerings.

Results of Operations

Comparison of the three months ended April 30, 2019 and 2018:

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the three months ended April 30, 2019 and 2018:

	For the Three Months Ended April 30,
	2019	2018
Operating expenses:
Depreciation	1,106	1,294
Legal, accounting and audit fees	77,714	159,010
Management and consulting fees	291,000	292,000
Research, development, and promotion	19,764	657,948
Office supplies and other general expenses	48,826	122,140
Advertising and marketing	15,757	533,438
Total operating expenses	454,167	1,765,830

Net operating loss	(454,167)	(1,765,830)

Other income (expenses)
Interest income	3,000	3,000
Interest expense	(60,288)	(162,570)
Total other (expenses)	(57,288)	(159,570)

Net loss	$(511,455)	$(1,925,400)

Revenue

During the three months ended April 30, 2019 and 2018, the Company has not generated any revenues. While we did enter into amendments to certain licensing and marketing agreements during the fiscal year ended January 31, 2019 which provide for fee-based income calculated retroactively to October 2017, as at January 31, 2019, the amounts generated from this agreement have not been received by the Company and therefore while revenue has been generated, no revenue has been recorded in our financial statements.  We intend to record the revenue attributable to the Company of $28,431 on the cash basis.

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

General and Administrative Expenses

	For the Three Months Ended April 30,
	2019	2018	Variances
Operating expenses:
Depreciation	1,106	1,294	(188)
Legal, accounting and audit fees	77,714	159,010	(81,296)
Management and consulting fees	291,000	292,000	(1,000)
Research, development, and promotion	19,764	657,948	(638,184)
Office supplies and other general expenses	48,826	122,140	(73,314)
Advertising and marketing	15,757	533,438	(517,681)
Total operating expenses	454,167	1,765,830	(1,311,663)

General and administrative expenses, exclusive of $15,757 (2018 - $533,438) expended on advertising and marketing in the three-month period ended April 30, 2019 totaling $438,410 ($1,232,392 - 2018), include a total of $291,000 for management and consulting fees as compared to $292,000 in the comparative three months ended April 30, 2018.  This decrease to management fees is a result of a reduction in consulting fees during the current three-month period as a result of the departure of certain consultants. The decline in advertising and marketing fees period over period is directly related to a reduction of advertising expenses paid to Yahoo as the Company did not have sufficient funding during the current three month period ended April 30, 2019 to carry out an agressive marketing program such as during the prior three month period ended April 30, 2018.  Further, legal, accounting and audit fees incurred in the three-month period ended April 2019 of $77,714 had decreased substantially as compared to $159,010 in the prior comparative period as the Company's legal fees with respect to certain ongoing litigation declined.   The Company expended a total of $19,764 on research, development and promotion in the current three months as compared to $657,948 in the prior comparative three-month period.  The substantive reduction to research development and promotional costs relate to a decline in expenditures on each of: attendance at certain sponsored events such as Kaya fest during the three months ended April 30, 2018, with no similar expenditures in the current fiscal quarter, and a reduction to expenditures on software development during the current three-month period as the software suite nears completion. Office supplies and other general expenses reflect a substantive decrease period over period from $122,140 (2018) to $48,826 in the current three-month period as the Company's travel expenses and office overhead was reduced.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2019, the Company had a working capital deficit of $9,895,865 and an accumulated deficit of $71,692,907. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Liquidity and Capital Resources

As of April 30, 2019, the Company had total current assets of $167,495, and total current liabilities of $10,063,360 as compared to $148,569 in current assets and $9,534,085 in total current liabilities at the fiscal year ended January 31, 2019. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible notes and loans from related parties.  While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 12(b)) to the financial statements contained herein) we have been unable to obtain any funding under this agreement in the most recently completed fiscal year. There can be no guarantee the Company will receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads.  While generated modest revenue in fiscal 2019, which will be recorded when received from our licensing partner on the cash basis, we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

Cash flows from operating activities

During the three months ended April 30, 2019 and 2018 the Company used $199,332 and $1,064,564 of cash for operating activities respectively. The decrease in cash used in operating activities period over period is attributed to a reduction to the net loss reported in the three months ended April 30, 2019 as compared to the same three months in 2018. Further during the prior comparative period, results include amortization of debt discount of $120,822 and research and development fees paid by a third party of $250,000, with no comparable expenses during the current three-month period ended April 30, 2019.  The current three months ended April 30, 2019 also reflects decreases to the change in related party payables and accounts payable as compared to results from three months ended April 30 2018.   Finally, the Company recorded an increase to prepaid expenses of $15,000 during the three months ended April 30, 2019 as compared to a decrease of $4,097 in the three months ended April 30, 2018.

Cash flows from investing activities

During the three months ended April 30, 2019 and 2018, the Company used no cash for investing activities.

Cash flows from financing activities

During the three months ended April 30, 2018 the Company received proceeds from notes payable of $1,063,500 with no similar transactions in the current three months ended April 30, 2019.  Further during the three months ended April 30, 2019 the Company received proceeds from notes payable, related parties of $200,258 with no similar transactions in the prior comparative three month period.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the three months ended April 30, 2019.  Refer to Note 2 to our unaudited consolidated financial statements contained herein.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended April 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the three months ended April 30, 2019 that have materially, or are reasonably likely to materially, affect the Company's internal controls over financial reporting.

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

ECO SCIENCE SOLUTIONS, INC.

July 1, 2019	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director