Form 10-Q
period 2019-07-31
ECO SCIENCE SOLUTIONS, INC.
filed 2019-09-23
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
47,557,572 shares of common stock outstanding as of September 16, 2019
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

ECO SCIENCE SOLUTIONS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2019	January 31, 2019
ASSETS
Current assets
Cash	$2,371	$1,609
Interest receivable	24,833	18,833
Prepaid expenses	28,127	28,127
Convertible note	100,000	100,000
Total current assets	155,331	148,569

Property and equipment, net	3,953	6,164

TOTAL ASSETS	$159,284	$154,733

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,532,001	$2,212,166
Related party payables	1,306,335	1,040,349
Notes payable, short-term, related party	856,357	502,739
Notes payable	4,122,618	4,122,618
Convertible note, net	1,656,213	1,656,213
Total current liabilities	10,473,524	9,534,085

Total liabilities	10,473,524	9,534,085

Stockholders' deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at July 31, 2019 and January 31, 2019	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 48,557,572 shares issued and 47,557,572 outstanding at July 31, 2019 and January 31, 2019	4,856	4,856
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	61,804,744	61,804,744
Accumulated deficit	(72,116,340)	(71,181,452)
Total stockholders' deficit	(10,314,240)	(9,379,352)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$159,284	$154,733

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2019	2018	2019	2018
Operation expenses:
Depreciation	1,105	1,295	2,211	2,589
Legal, accounting and audit fees	60,236	273,663	137,950	432,673
Management and consulting fees	277,000	397,000	568,000	689,000
Research, development, and promotion	-	-	19,764	657,948
Office supplies and other general expenses	13,130	72,536	61,956	194,676
Advertising and marketing	12,146	365,325	27,903	898,763
Total operating expenses	363,617	1,109,819	817,784	2,875,649

Net operating loss	(363,617)	(1,109,819)	(817,784)	(2,875,649)

Other income (expenses)
Interest income	3,000	3,000	6,000	6,000
Interest expense	(62,816)	(184,967)	(123,104)	(347,537)
Total other income (expenses)	(59,816)	(181,967)	(117,104)	(341,537)

Net loss	$(423,433)	$(1,291,786)	$(934,888)	$(3,217,186)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.07)

Weighted average common shares outstanding - basic and diluted	47,557,572	47,546,702	47,557,572	47,060,334

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2019	-	$-	48,5578,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(71,181,452)	$(9,379,352)

Net loss for the period	-	-	-	-	-	-	-	(511,455)	(511,455)

Balance, April 30, 2019	-	-	48,5578,572	4,856	(1,000,000)	(7,500)	61,804,744	(71,692,907)	(9,890,807)

Net loss for the period	-	-	-	-	-	-	-	(423,433)	(423,433)

Balance, July 31, 2019	-	$-	48,5578,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(72,116,340)	$(9,890,807

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2018	-	$-	47,5578,572	$4,756	(1,000,000)	$(7,500)	$61,714,844	$(66,398,559)	$(4,686,459)

Net loss for the period	-	-	-	-	-	-	-	(1,925,400)	(1,925,400)

Balance, April 30, 2018	-	-	47,5578,572	4,756	(1,000,000)	(7,500)	61,714,844	(68,323,959)	(6,611,859)

Shares issued for non-employee services	-	-	1,000,000	100	-	-	89,900	-	90,000

Net loss for the period	-	-	-	-	-	-	-	(1,291,786)	(1,291,786)

Balance, July 31, 2018	-	$-	48,5578,572	$4,856	(1,000,000)	$(7,500)	$61,804,844	$(69,615,745)	$(9,379,352)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(934,888)	$(3,217,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,211	2,589
Amortization of debt discount	-	245,717
Research, development, and promotion paid by third party directly	-	250,000
Stock based compensation		90,000
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(6,000)	(6,000)
Decrease (increase) in prepaid expenses	-	4,097
Increase (decrease) in accounts payable and accrued expenses	319,835	547,180
Increase (decrease) in related party payables	265,986	83,287
Net cash used in operating activities	(352,856)	(2,000,316)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Note payable	-	1,704,771
Note payable, related party	353,618	295,359
Net cash provided by financing activities	353,618	2,000,130

Net decrease in cash	762	(186)

Cash-beginning of period	1,609	2,102

Cash-end of period	$2,371	$1,916

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Note payable	$-	$250,000

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont'd)

Financial Statements Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended July 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2020.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019 as filed with the Securities and Exchange Commission on June 28, 2019.

Principals of Consolidation

The consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly-owned subsidiary, Ga-Du Corporation. All significant intercompany balances and transactions have been eliminated.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2019, the Company had a working capital deficit of $10,318,192 and an accumulated deficit of $72,116,340. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of July 31, 2019, and January 31, 2019, respectively, the Company had cash, but no cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized and are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation.  There is no impairment expense for the intangible assets in three and six months ended July 31, 2019.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $12,146 and $27,903 during the three and six months ended July 31, 2019, respectively; and $365,325 and $898,763 in the three and six months ended July 31, 2018, respectively. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Fitrix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

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

As of July 31, 2019, and January 31, 2019, no revenue has been recognized, and there was no impact on the Company's financial statements as a result of adopting Topic 606 during the most recent fiscal year end.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of July 31, 2019, and January 31, 2019, $248,432 for the value of the stock settled debt for certain convertible notes is included in the Convertible note, net account under balance sheet. (see Note 10).

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	July 31, 2019	January 31, 2019
Office equipment	$15,528	$15,528
Less: accumulated depreciation and amortization	(11,575)	(9,364)
Total property and equipment, net	$3,953	$6,164

Depreciation expense (excluding impairment) amounted to $1,105 and $1,295 for the three month periods ended July 31, 2019 and 2018, respectively.

Depreciation expense (excluding impairment) amounted to $2,211 and $2,589 for the six month periods ended July 31, 2019 and 2018, respectively.

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

NOTE 7: PREPAID EXPENSES

Prepaid expenses consist of the following:

	July 31, 2019	January 31, 2019
Office lease – Security deposits	$13,127	$13,127
Prepaid other expenses	15,000	15,000
Total prepaid expense	$28,127	$28,127

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

During the three and six month periods ended July 31, 2019 and 2018, the company recorded interest income of $3,000 and $6,000, respectively. As of July 31, 2019, the interest receivable on this note totaled $24,833 (January 31, 2019 - $18,833).

NOTE 9: NOTES PAYABLE

Total
Balance, January 31, 2018	$2,132,430
Additions	1,990,188
Balance, January 31, 2019	4,122,618
Balance, July 31, 2019	$4,122,618

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date. During the three and six months ended July 31, 2019 the Company accrued interest expense of $38 and $74, respectively. During the three and six months ended July 31, 2018 the Company accrued interest expense of $38 and $74, respectively. As of July 31, 2019, and January 31, 2019, the Company has accrued interest payable of $480 and $406, respectively.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9: NOTES PAYABLE (cont'd)

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and is due three months from issue date. As at January 31, 2018 the note became due and remained unpaid. During the three and six months ended July 31, 2019 the Company accrued interest expense of $126 and $248, respectively. During the three and six months ended July 31, 2018 the Company accrued interest expense of $126 and $248 respectively. As of July 31, 2019, and January 31, 2019, the Company has accrued interest payable of $1,374 and $1,126, respectively.

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

During the three and six months ended July 31, 2019 the Company accrued interest expense of $56,531 and $111,218, respectively. During the three and six months ended July 31, 2018 the Company accrued interest expense of $51,225 and $89,261 respectively. As of July 31, 2019, and January 31, 2019, the Company has accrued interest payable of $379,980 and $268,762, respectively.

Note 4:

During the year ended January 31, 2019, the Company received accumulated amount of $305,266 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the three and six months ended July 31, 2019 the Company accrued interest expense of $717 and $1,410, respectively. During the three and six months ended July 31, 2018 the Company accrued interest expense of $0 and $0, respectively. As of July 31, 2019, and January 31, 2019, the Company has accrued interest payable of $2,873 and $1,463, respectively.

Note 5:

On September 12, 2018 the Company received amount of $14,422 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the three and six months ended July 31, 2019 the Company accrued interest expense of $36 and $71, respectively on the aforementioned notes. As of July 31, 2019, and January 31, 2019, the Company has accrued interest payable of $127 and $56, respectively.

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

At July 31, 2019 and January 31, 2019, convertible note payable consisted of the following:

	July 31, 2019	January 31, 2019
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

During the three months ended July 31, 2019 and 2018, the Company accrued interest expense of $3,598. During the six months ended July 31, 2019 and 2018, the Company accrued interest expense of $7,078. As of July 31, 2019, and January 31, 2019, the Company has accrued interest payable of $24,949 and $17,871, respectively.

 As at the date of this report, the Lender has not made a demand for payment and the note is in default.

NOTE 11: RELATED PARTY TRANSACTIONS

As of July 31, 2019, and January 31, 2019, related parties are due a total of $1,543,088 and $537,325, respectively.

	July 31, 2019	January 31, 2019
Related party payable (1)(2)(4)(5)(6)(7)	$1,306,335	$1,040,349
Notes payable (3)	856,357	502,739
Total related party transactions	$2,162,692	$1,543,088

Services provided from related parties:
	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Mr. Jeffery Taylor (1)	$28,750	$28,750	$57,500	$57,500
Mr. Don Lee Taylor (1)	26,250	26,250	52,500	52,500
Ms. Jennifer Taylor (2)	9,000	9,000	18,000	18,000
Mr. Michael Rountree (4)	30,000	30,000	60,000	60,000
L. John Lewis (5)	30,000	30,000	60,000	60,000
S. Randall Oveson (6)	30,000	30,000	60,000	60,000
Mr. Andy Tucker (7)	30,000	30,000	60,000	60,000
	$184,000	$184,000	$368,000	$368,000

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

Interest expenses from related parties:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Mr. Jeffery Taylor (3)	$-	$37	$21	$75
Mr. Don Lee Taylor (3)	33	37	75	75
Mr. Michael Rountree (4)	1,311	38	2,066	38
Mr. Lewis (5)	428	-	843	-
	$1,772	$112	$3,005	$188

(1)
Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company.

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company's actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive's past or future employment by the Company or any Affiliates, or any predecessor thereof ("Work Product"), belong to the Company, or its Affiliates, as applicable. During the six months ended July 31, 2019, the company paid $94,519 to Mr. Jeffery Taylor and $10,500 to Mr. Don Lee Taylor.  As at July 31, 2019 there was a total of $80,615 owing to Mr. Jeffery Taylor and $132,082 to Mr. Don Lee Taylor, respectively, in accrued and unpaid salary under the terms of the employment agreement.

(2)
For six months ended July 31, 2019 and 2018 the Company was invoiced a total of $18,000, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors. During the six months ended July 31, 2019, the company paid $0 to Ms. Jennifer Taylor. As at July 31, 2019 there was a total of $40,000 in accrued and unpaid.

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the six months ended July 31, 2019, the company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $60,000 in the six months ended July 31, 2019 and 2018 under the terms of this agreement, all of which remains unpaid. As at July 31, 2019 there was a total of $260,000 in accrued and unpaid salary under the terms of the employment agreement.

During the year ended January 31, 2019, the Company issued promissory notes to Mr. Rountree in the accumulated amount of $379,319. During the six months ended July 31, 2019, the Company issued promissory notes to Mr. Rountree in the accumulated amount of $363,618. The notes bear interest at a rate of 1% per annum, each is due nine months from issue date.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

(5)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $60,000 in the six months ended July 31, 2019 and 2018 under the terms of this agreement, all of which remains unpaid. As at July 31, 2019 there was a total of $260,000 in accrued and unpaid salary under the terms of the employment agreement.

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

(6)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $60,000 in the six months ended July 31, 2019 and 2018 under the terms of this agreement, all of which remains unpaid. As at July 31, 2019 there was a total of $260,000 in accrued and unpaid salary under the terms of the employment agreement.

(7)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. We recorded $60,000 in the six months ended July 31, 2019 and 2018 under the terms of this agreement, all of which remains unpaid. As at July 31, 2019 there was a total of $253,334 in accrued and unpaid salary under the terms of the consulting agreement.  Mr. Tucker holds approximately 11.45% of the Company's issued and outstanding shares.

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

(d)
On June 21, 2017, Ga-Du entered into an employment agreement with Mr. Dante Jones, whereby Mr. Jones accepted employment as Special Advisor to Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Jones has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time. We recorded $60,000 in the six months ended July 31, 2019 and 2018 under the terms of this agreement, all of which remains unpaid. As at July 31, 2019 there was a total of $260,000 in accrued and unpaid salary under the terms of the employment agreement.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12: COMMITMENTS (cont'd)

(e)
On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018 the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. A balance of $21,051 remains due and payable as at July 31, 2019 and January 31, 2019.

(f)
The Company has entered into verbal agreements with Take2L, an arms length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform, which the Company recorded as intangible assets (ref: Note 5)

As at July 31, 2019 and January 31, 2019 an amount of $768,810 is due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

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

As of July 31, 2019, and January 1, 2019, there were 48,557,572 shares issued and 47,557,572 shares outstanding.

No common stock was issued during the six months ended July 31, 2019.

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

As of July 31, 2019, and January 31, 2019, no Series A Voting Preferred Shares were issued.

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

(7) On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga-Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming The Company, its subsidiary Ga-Du Corporation and two of the Company's officers as Defendants.  Maguire claims the Company (1) violated the Federal Labor Standards Act; (2) violated the Washington Minimum Wage and Rebate Act; (3) breached her employment contract; and (4) was unjustly enriched thereby.  Maguire seeks payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract (claims 2 and 3, supra).  The motion has been fully briefed and an Order Granting In Part Plaintiff's Motion for Summary Judgement was granted on August 22, 2019. Refer to Note 15 - Subsequent Events below.

Although the Company is vigorously defending the above-referenced lawsuits, the successful defense of any of the lawsuits is undeterminable at this time, as are the extent of any possible damages.

NOTE 15: SUBSEQUENT EVENTS

On August 22, 2019 the United States District Court, Western District of Washington issued an Order granting in part Wendy Maguire's ("Plaintiff") Motion for Summary Judgement (the "Order") in respect to unpaid wages under an employment contract discussed above in Note 14(7). The Order concludes that Defendants ESSI and Ga-Du breached Plaintiff's Employment Agreement and are liable for $240,000 in compensatory damages unless Defendants can establish that Plaintiff had a duty to mitigate those damages and the amount of damages that could reasonably be avoided. At present Plaintiff is alleging total damages including unpaid wages, double damages for breach of contract, legal fees and other consequential damages in the total approximate amount of $978,402.

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

The Company's Herbo apps, Fitrix app, UseHerbo.com and "The Pursuit of Fine Herb" original content also remain available for use, either through Apple and Google app stores or online through a web-browser or through social channels, such as Facebook, Instagram and YouTube. During fiscal 2019, and continuing through Q2 2020, the Company has focused its attention on the enhancement of its Herbo enterprise software package.

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

Results of Operations

Comparison of the three months ended July 31, 2019 and 2018:

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the three months ended July 31, 2019 and 2018:

	For the Three Months Ended July 31,
	2019	2018
Operating expenses:
Depreciation	1,105	1,295
Legal, accounting and audit fees	60,236	273,663
Management and consulting fees	277,000	397,000
Research, development, and promotion	-	-
Office supplies and other general expenses	13,130	72,536
Advertising and marketing	12,146	365,325
Total operating expenses	363,617	1,109,819

Net operating loss	(363,617)	(1,109,819)

Other income (expenses)
Interest income	3,000	3,000
Interest expense	(62,816)	(184,967)
Total other (expenses)	(59,816)	(181,967)

Net loss	$(423,433)	$(1,291,786)

Revenue

During the three months ended July 31, 2019 and 2018, the Company has not generated any revenues. While we did enter into amendments to certain licensing and marketing agreements during the fiscal year ended January 31, 2019 which provide for fee-based income calculated retroactively to October 2017, as at January 31, 2019, the amounts generated from this agreement have not been received by the Company and therefore while revenue has been generated, no revenue has been recorded in our financial statements.  We intend to record the revenue attributable to the Company of $28,431 on the cash basis.

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

General and Administrative Expenses

	For the Three Months Ended July 31,
	2019	2018	Variances
Operating expenses:
Depreciation	1,105	1,295	(190)
Legal, accounting and audit fees	60,236	273,663	(213,427)
Management and consulting fees	277,000	397,000	(120,000)
Research, development, and promotion	-	-	-
Office supplies and other general expenses	13,130	72,536	(59,406)
Advertising and marketing	12,146	365,325	(353,179)
Total operating expenses	363,617	1,109,819	(746,202)

General and administrative expenses, exclusive of $12,146 (2018 - $365,325) expended on advertising and marketing in the three-month period ended July 31, 2019 totaled $351,571 ($744,494 - 2018), and include a total of $277,000 for management and consulting fees as compared to $397,000 in the comparative three months ended July 31, 2018.  This decrease to management fees is a result of a reduction in consulting fees during the current three-month period as a result of the departure of certain consultants and management. The decline in advertising and marketing fees period over period is directly related to a reduction of advertising expenses paid to Yahoo as the Company did not have sufficient funding during the current three-month period ended July 31, 2019 to carry out an aggressive marketing program such as during the prior three month period ended July 31, 2018.  Further, legal, accounting and audit fees incurred in the three-month period ended July 2019 of $60,236 had decreased substantially as compared to $273,663 in the prior comparative period as the Company's legal fees with respect to certain ongoing litigation declined in the current period.   The Company expended Nil on research, development and promotion in the current three months ended July 31, 2019 and 2018.  The substantive reduction to research development and promotional costs relate to a decline in expenditures on each of: attendance at certain sponsored events such as Kaya fest during the first quarter of the prior fiscal year, with no similar expenditures in the current fiscal quarter, and a reduction to expenditures on software development during the current three-month period as the software suite nears completion. Office supplies and other general expenses reflect a substantive decrease period over period from $72,536 (2018) to $13,130 in the current three-month period as the Company's travel expenses and office overhead was reduced.

Comparison of the six months ended July 31, 2019 and 2018

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the six months ended July 31, 2018 and 2017:

	For the Six Months Ended July 31,
	2019	2018
Operating expenses:
Depreciation	2,211	2,589
Legal, accounting and audit fees	137,950	432,673
Management and consulting fees	568,000	689,000
Research, development, and promotion	19,764	657,948
Office supplies and other general expenses	61,956	194,676
Advertising and marketing	27,903	898,763
Total operating expenses	817,784	2,875,649

Net operating loss	(817,784)	(2,875,649)

Other income (expenses)
Interest income	6,000	6,000
Interest expense	(123,104)	(347,537)
Total other (expenses)	(117,104)	(341,537)

Net loss	$(934,888)	$(3,217,186)

Revenue

During the six months ended July 31, 2019 and 2018, the Company has not generated any revenues. While we did enter into amendments to certain licensing and marketing agreements during the fiscal year ended January 31, 2019 which provide for fee-based income calculated retroactively to October 2017, as at January 31, 2019, the amounts generated from this agreement have not been received by the Company and therefore while revenue has been generated, no revenue has been recorded in our financial statements.  We intend to record the revenue attributable to the Company of $28,431 on the cash basis.

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

General and Administrative Expenses

	For the Six Months Ended July 31,
	2019	2018	Variances
Operating expenses:
Depreciation	2,211	2,589	(378)
Legal, accounting and audit fees	137,950	432,673	(294,723)
Management and consulting fees	568,000	689,000	(121,000)
Research, development, and promotion	19,764	657,948	(638,184)
Office supplies and other general expenses	61,956	194,676	(132,720)
Advertising and marketing	27,903	898,763	(870,860)
Total operating expenses	817,784	2,875,649	(2,057,865)

General and administrative expenses, exclusive of $27,903 (2018 - $898,763) expended on advertising and marketing in the six-month period ended July 31, 2019 totaling $789,881 ($1,976,886 - 2018), include a total of $568,000 for management and consulting fees as compared to $689,000 in the comparative six months ended July 31, 2018.  This decrease to management fees is a result of a reduction in consulting fees during the current six-month period as a result of the departure of certain consultants and management. The decline in advertising and marketing fees period over period is directly related to a reduction of advertising expenses paid to Yahoo as the Company did not have sufficient funding during the current six-month period ended July 31, 2019 to carry out an aggressive marketing program such as during the prior six-month period ended July 31, 2018.  Further, legal, accounting and audit fees incurred in the six-month period ended July 2019 of $137,950 had decreased substantially as compared to $432,673 in the prior comparative period as the Company's legal fees with respect to certain ongoing litigation declined in the current six-month period.   The Company expended only $19,764 on research, development and promotion in the current six months ended July 31, 2019 as compared to $657,948 in the prior six months ended July 31, 2018.  The substantive reduction to research development and promotional costs relate to a decline in expenditures on each of: attendance at certain sponsored events such as Kaya fest during the first quarter of the prior fiscal year, with no similar expenditures in the current fiscal quarter, and a substantial reduction to expenditures on software development during the current six-month period as the software suite nears completion. Office supplies and other general expenses reflect a substantive decrease period over period from $194,676 (2018) to $61,956 in the current six-month period as the Company's travel expenses and office overhead was reduced.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2019, the Company had a working capital deficit of $10,318,192 and an accumulated deficit of $72,116,340. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Liquidity and Capital Resources

As of July 31, 2019, the Company had total current assets of $155,331, and total current liabilities of $10,473,524 as compared to $148,569 in current assets and $9,534,085 in total current liabilities at the fiscal year ended January 31, 2019. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible notes and loans from related parties.  While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 12(b)) to the financial statements contained herein) we have been unable to obtain any funding under this agreement in the most recently completed fiscal year. There can be no guarantee the Company will receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads.  While generated modest revenue in fiscal 2019, which will be recorded when received from our licensing partner on the cash basis, we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

Cash flows from operating activities

During the six months ended July 31, 2019 and 2018 the Company used $352,856 and $2,000,316 of cash for operating activities respectively. The decrease in cash used in operating activities period over period is attributed to a reduction to the net loss reported in the six months ended July 31, 2019 as compared to the same six months in 2018. Further during the prior comparative period, results include amortization of debt discount of $245,717, stock based compensation of $90,000 and research and development fees paid by a third party of $250,000, with no comparable expenses during the current six-month period ended July 31, 2019.  The current six months ended July 31, 2019 also reflects a substantial increase to the change in related party payables period over period, most of which is offset to a decrease in the change to accounts payable year over year.   Finally, the Company recorded a decrease to prepaid expenses of $4,097 during the six months ended July 31, 2018, with no similar results in the current six months ended July 31, 2019.

Cash flows from investing activities

During the six months ended July 31, 2019 and 2018, the Company used no cash for investing activities.

Cash flows from financing activities

During the six months ended July 31, 2018 the Company received proceeds from notes payable of $1,704,771 with no similar transactions in the current six months ended July 31, 2019.  Further during the six months ended July 31, 2019 the Company received proceeds from notes payable, related party of $353,618 as compared to $295,359 in the prior comparative six month period.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the six months ended July 31, 2019.  Refer to Note 2 to our unaudited consolidated financial statements contained herein.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the six months ended July 31, 2019 that have materially, or are reasonably likely to materially, affect the Company's internal controls over financial reporting.

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

On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga-Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming The Company, its subsidiary Ga-Du Corporation and two of the Company's officers as Defendants.  Maguire claims the Company (1) violated the Federal Labor Standards Act; (2) violated the Washington Minimum Wage and Rebate Act; (3) breached her employment contract; and (4) was unjustly enriched thereby.  Maguire seeks payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract (claims 2 and 3, supra).  The motion has been fully briefed. On August 22, 2019 the United States District Court, Western District of Washington issued an Order granting in part Wendy Maguire's ("Plaintiff") Motion for Summary Judgement (the "Order") in respect to unpaid wages under an employment contract discussed above in Note 14(7). The Order concludes that Defendants ESSI and Ga-Du breached Plaintiff's Employment Agreement and are liable for $240,000 in compensatory damages unless Defendants can establish that Plaintiff had a duty to mitigate those damages and the amount of damages that could reasonably be avoided. At present Plaintiff is alleging total damages including unpaid wages, double damages for breach of contract, legal fees and other consequential damages in the total approximate amount of $978,402.

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
*To be filed by Amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

September 23, 2019	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director