Form 10-Q
period 2019-10-31
ECO SCIENCE SOLUTIONS, INC.
filed 2019-12-16
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54803
(Commission File Number)

ECO SCIENCE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4199032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1135 Makawao Avenue, Suite 103-188, Makawao, Hawaii	96768
(Address of principal executive offices)	(Zip Code)

(833) 464-3726
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ]	Smaller reporting company [X]
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

Yes [  ]  No [X]

As of November 27, 2019, there were 47,557,572 shares of the registrant's common stock outstanding.

ECO SCIENCE SOLUTIONS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Page
Unaudited Condensed Consolidated Balance Sheets as of October 31, 2019 and January 31, 2019	F-1
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2019 and 2018	F-2
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2019 and 2018	F-4
Notes to the Unaudited Condensed Consolidated Financial Statements	F-5 to F-25

ECO SCIENCE SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2019	January 31, 2019
ASSETS
Current assets
Cash	$9,624	$1,609
Account receivable	4,896	-
Interest receivable	-	18,833
Prepaid expenses,	32,992	28,127
Convertible note	-	100,000
Total current assets	47,512	148,569

Property and equipment, net	2,847	6,164

TOTAL ASSETS	$50,359	$154,733

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,648,938	$2,212,166
Related party payables	1,290,666	1,040,349
Notes payable, short-term, related party	1,081,072	502,739
Notes payable	4,122,618	4,122,618
Convertible note, net	1,656,213	1,656,213
Total current liabilities6	10,799,507	9,534,085

Total liabilities	10,799,507	9,534,085

Stockholders' deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at October 31, 2019 and January 31, 2019	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 48,557,572 shares issued and 47,557,572 outstanding at October 31, 2019 and January 31, 2019	4,856	4,856
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	61,804,744	61,804,744
Accumulated deficit	(72,551,248)	(71,181,452)
Total stockholders' deficit	(10,749,148)	(9,379,352)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,359	$154,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue	$9,194	$-	$9,194	$-
Revenue, related parties	4,197	-	4,197	-
Total revenue	13,391	-	13,391	-

Operating expenses:
Cost of revenue	17,754	-	17,754	-
Depreciation	1,106	1,294	3,317	3,883
Legal, accounting and audit fees	69,139	113,019	207,089	545,692
Management and consulting fees	75,541	301,500	643,541	990,500
Research, development, and promotion	66,468	-	86,232	657,948
Office supplies and other general expenses	19,655	24,066	81,611	218,742
Advertising and marketing	10,599	21,189	38,502	919,952
Total operating expenses	260,262	461,068	1,078,046	3,336,717

Net operating loss	(246,871)	(461,068)	(1,064,655)	(3,336,717)

Other income (expenses)
Interest income	3,000	3,000	9,000	9,000
Interest expense	(63,204)	(188,219)	(186,308)	(535,756)
Bad debt	(127,833)	-	(127,833)	-
Total other income (expenses)	(188,037)	(185,219)	(305,141)	(526,756)

Net loss	$(434,908)	$(646,287)	$(1,369,796)	$(3,863,473)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.08)

Weighted average common shares outstanding - basic and diluted	47,557,572	47,557,572	47,557,572	47,227,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2019	-	$-	48,5578,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(71,181,452)	$(9,379,352)

Net loss for the period	-	-	-	-	-	-	-	(511,455)	(511,455)

Balance, April 30, 2019	-	-	48,5578,572	4,856	(1,000,000)	(7,500)	61,804,744	(71,692,907)	(9,890,807)

Net loss for the period	-	-	-	-	-	-	-	(423,433)	(423,433)

Balance, July 31, 2019	-	-	48,5578,572	4,856	(1,000,000)	(7,500)	61,804,744	(72,116,340)	(10,314,240)

Net loss for the period	-	-	-	-	-	-	-	(434,908)	(434,908)

Balance, October 31, 2019	-	$-	48,5578,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(72,551,248)	$(10,749,148)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2018	-	$-	47,5578,572	$4,756	(1,000,000)	$(7,500)	$61,714,844	$(66,398,559)	$(4,686,459)

Net loss for the period	-	-	-	-	-	-	-	(1,925,400)	(1,925,400)

Balance, April 30, 2018	-	-	47,5578,572	4,756	(1,000,000)	(7,500)	61,714,844	(68,323,959)	(6,611,859)

Shares issued for non-employee services	-	-	1,000,000	100	-	-	89,900	-	90,000

Net loss for the period	-	-	-	-	-	-	-	(1,291,786)	(1,291,786)

Balance, July 31, 2018	-	$-	48,5578,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(69,615,745)	$(7,813,645)

Net loss for the period	-	-	-	-	-	-	-	(646,287)	(646,287)

Balance, October 31, 2018	-	$-	48,5578,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(70,262,032)	$(8,459,932)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,369,796)	$(3,863,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,317	3,883
Bad debt on uncollected loan receivable	100,000	-
Bad debt on uncollected interest receivable	27,833	-
Research, development and promotion paid by third party directly	-	250,000
Amortization of debt discount	-	371,969
Stock based compensation		90,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,896)
(Increase) in interest receivable	(9,000)	(9,000)
Decrease (increase) in prepaid expenses	(4,865)	4,097
Increase (decrease) in accounts payable and accrued expenses	436,772	842,294
Increase (decrease) in related party payables	250,317	276,126
Net cash used in operating activities	(570,318)	(2,034,104)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable, related parties	578,333	303,734
Proceeds from notes payable	-	1,731,232
Net cash provided by financing activities	578,333	2,034,966

Net decrease in cash	8,015	862

Cash-beginning of period	1,609	2,102

Cash-end of period	$9,624	$2,964

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES
Note payable	$-	$250,000
Intangible assets purchased through note payable, related party	$-	$12,282
Accounts payable settled through note payable, related party	$-	$35,000
Intangible assets purchased with accounts payable	$-	$350,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
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

A final payment to Alliance was made on April 24, 2018, as agreed upon in the Addendum to the LMMA, making the Addendum Effective.  As part of the agreed final payment $170,000 was advanced in cash by Mr. Lewis, the CEO of Ga-Du, as a loan to the Company, and Mr. Rountree, our COO, assumed the remaining $35,000 in the form of a debt assignment between a third party and Alliance.  As a result, the Company was notified of its first revenues from beta testing under the LMMA totaling $28,431 (10% of net revenue generated by Colorado Business), as at October 31, 2018.  Thereafter revenue generating operations under the terms of the LMMA with Alliance were suspended pending expansion of a banking relationship by eXPOTM in order to allow next stage transactional volume growth. Banking relationships were secured during the most recently competed quarter ended October 31, 2019, and the Company expects revenue generating operations under the terms of the LMMA to resume immediately.  The Company intends to record revenues from the aforementioned beta testing of the eXPOTM platform as of the date funds are received into our accounts.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
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

As Alliance continues its efforts to expand its eXPOTM banking relationships to support next phase operations, the Company is currently focusing on rolling out its Herbo Enterprise Software and building that user base.  The Herbo software provides a point of sale, bookkeeping and banking functions, inventory management and tracking, compliance and reporting, tax and accounting, payroll and HR, ecommerce and payment gateway services and CRM and customer loyalty functions all under one software suite. During the most recent quarter ended October 31, 2019, the Company entered into various licensing contracts for the Herbo Enterprise Software and has commenced generating revenue from this segment of its operations.

Financial Statements Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended October 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2020.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019 as filed with the Securities and Exchange Commission on June 28, 2019.

Principals of Consolidation

The consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly-owned subsidiary, Ga-Du Corporation. All significant intercompany balances and transactions have been eliminated.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2019, the Company had a working capital deficit of $10,751,994 and an accumulated deficit of $72,551,248. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of October 31, 2019, and January 31, 2019, respectively, the Company had cash, but no cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized and are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation.  There is no impairment expense for the intangible assets in three and nine months ended October 31, 2019.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $10,599 and $38,502 during the three and nine months ended October 31, 2019, respectively; and $21,189 and $919,952 in the three and nine months ended October 31, 2018, respectively. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo and Fitrix apps for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

$13,391 has been recognized as revenue in the three and nine months ended October 31, 2019, with $0 revenue in the three and nine months ended October 31, 2018. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

While the Company has entered into an LMMA (re: Note 6) under which we are entitled to fee-based revenue on a profit-sharing basis from a financial services platform known as eXPOTM, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are actually paid to the Company by AFN.  As at October 31, 2018 fees payable by AFN for the period October 2017 through October 2018 as reconciled in commission reports received from AFN have not been received by the Company. In addition, subsequent to October 31, 2018 fees from the eXPOTM platform have been suspended as Alliance seeks banking relationships for larger volume transactions in order to move to the next phase of the platform launch.   Banking relationships were secured during the most recently competed quarter ended October 31, 2019, and the Company expects revenue generating operations under the terms of the LMMA to resume immediately.  The Company has determined to record its revenue in respect to the LMMA on the cash basis.  In the future, should the fee structure and reporting process become more easily determinable, the recognition method may change. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) at October 31, 2018 and January 31, 2019. The Company will record the revenue once we receive the proceeds.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of October 31, 2019, and January 31, 2019, $248,432 for the value of the stock settled debt for certain convertible notes is included in the Convertible note, net account under balance sheet. (see Note 10).

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	October 31, 2019	January 31, 2019
Office equipment	$15,528	$15,528
Less: accumulated depreciation and amortization	(12,681)	(9,364)
Total property and equipment, net	$2,847	$6,164

Depreciation expense (excluding impairment) amounted to $1,106 and $1,294for the three month periods ended October 31, 2019 and 2018, respectively.

Depreciation expense (excluding impairment) amounted to $3,317and $3,883 for the nine month periods ended October 31, 2019 and 2018, respectively.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6: LICENSE AND MASTER MARKETING AGREEMENT (cont'd)

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7: PREPAID EXPENSES

Prepaid expenses consist of the following:

	October 31, 2019	January 31, 2019
Office lease – Security deposits	$13,127	$13,127
Prepaid other expenses	19,865	15,000
Total prepaid expense	$32,992	$28,127

NOTE 8: CONVERTIBLE PROMISSORY NOTE RECEIVABLE

As discussed in Note 6, the Company acquired a convertible note receivable in the principal amount of $100,000 and accrued interest receivable in the amount of $14,533 on September 22, 2017.

The Note matures on July 6, 2018 and bears interest at a rate of 12% per annum and is payable to Ga-Du Corporation.  The Note can, at Ga-Du's option, be converted upon maturity into 1.12% of the equity of Alliance. The Company wrote off the balance of promissory note receivable on Oct 31, 2019

During the three and nine month periods ended October 31, 2019 and 2018, the company recorded interest income of $3,000 and $9,000, respectively. The Company wrote off the balance of interest receivable on Oct 31, 2019. As of October 31, 2019, the interest receivable on this note totaled $0 (January 31, 2019 - $18,833).

NOTE 9: NOTES PAYABLE

Total
Balance, January 31, 2018	$2,132,430
Additions	1,990,188
Balance, January 31, 2019	4,122,618
Balance, October 31, 2019	$4,122,618

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date. During the three and nine months ended October 31, 2019 the Company accrued interest expense of $37 and $111, respectively. During the three and nine months ended October 31, 2018 the Company accrued interest expense of $37 and $117, respectively. As of October 31, 2019, and January 31, 2019, the Company has accrued interest payable of $517 and $406, respectively.

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and is due three months from issue date. As at January 31, 2018 the note became due and remained unpaid. During the three and nine months ended October 31, 2019 the Company accrued interest expense of $126 and $374, respectively. During the three and nine months ended October 31, 2018 the Company accrued interest expense of $126 and $374 respectively. As of October 31, 2019, and January 31, 2019, the Company has accrued interest payable of $1,500 and $1,126, respectively.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9: NOTES PAYABLE (cont'd)

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

During the three and nine months ended October 31, 2019 the Company accrued interest expense of $56,531 and $167,749, respectively. During the three and nine months ended October 31, 2018 the Company accrued interest expense of $56,531 and $145,792 respectively. As of October 31, 2019, and January 31, 2019, the Company has accrued interest payable of $436,511 and $268,762, respectively.

Note 4:

During the year ended January 31, 2019, the Company received accumulated amount of $305,266 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the three and nine months ended October 31, 2019 the Company accrued interest expense of $716 and $2,126, respectively. During the three and nine months ended October 31, 2018 the Company accrued interest expense of $717 and $717, respectively. As of October 31, 2019, and January 31, 2019, the Company has accrued interest payable of $3,589 and $1,463, respectively.

Note 5:

On September 12, 2018 the Company received amount of $14,422 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the three and nine months ended October 31, 2019 the Company accrued interest expense of $37 and $108, respectively on the aforementioned notes. As of October31, 2019, and January 31, 2019, the Company has accrued interest payable of $147, respectively.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10: CONVERTIBLE NOTE PAYABLE (cont'd)

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

At October 31, 2019 and January 31, 2019, convertible note payable consisted of the following:

	October 31, 2019	January 31, 2019
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

During the three months ended October 31, 2019 and 2018, the Company accrued interest expense of $3,598. During the nine months ended October 31, 2019 and 2018, the Company accrued interest expense of $10,676. As of October 31, 2019, and January 31, 2019, the Company has accrued interest payable of $28,547 and $17,871, respectively.

 As at the date of this report, the Lender has not made a demand for payment and the note is in default.

NOTE 11: RELATED PARTY TRANSACTIONS

As of October 31, 2019, and January 31, 2019, related parties are due a total of $1,543,088 and $537,325, respectively.

	October 31, 2019	January 31, 2019
Related party payable (1)(2)(4)(5)(6)(7)	$1,290,666	$1,040,349
Notes payable (3)	1,081,072	502,739
Total related party transactions	$2,371,738	$1,543,088

Services provided from related parties:
	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Mr. Jeffery Taylor (1)	$28,750	$28,750	$86,250	$86,250
Mr. Don Lee Taylor (1)	26,250	26,250	78,750	78,750
Ms. Jennifer Taylor (2)	9,000	9,000	27,000	27,000
Mr. Michael Rountree (4)	30,000	30,000	90,000	90,000
L. John Lewis (6)	(20,000)	30,000	40,000	90,000
S. Randall Oveson (7)	(20,000)	30,000	40,000	90,000
Mr. Andy Tucker (8)	(13,333)	30,000	46,667	90,000
	$40,667	$184,000	$408,667	$552,000

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

Interest expenses from related parties:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Mr. Jeffery Taylor (3)	$-	$37	$21	$112
Mr. Don Lee Taylor (3)	33	37	108	112
Mr. Michael Rountree (4)	1,697	435	3,763	473
Mr. Lewis (5)	429	428	1,272	428
	$2,159	$937	$5,164	$1,125

Revenue from related parties:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Greenfield Groves Inc. (5)	$4,197	$-	$4,197	$-

(1)
Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company.

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company's actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive's past or future employment by the Company or any Affiliates, or any predecessor thereof ("Work Product"), belong to the Company, or its Affiliates, as applicable. During the nine months ended October 31, 2019, the company paid $140,019 to Mr. Jeffery Taylor and $10,500 to Mr. Don Lee Taylor.  As at October 31, 2019 there was a total of $63,865 owing to Mr. Jeffery Taylor and $158,332 to Mr. Don Lee Taylor, respectively, in accrued and unpaid salary under the terms of the employment agreement.

(2)
For nine months ended October 31, 2019 and 2018 the Company was invoiced a total of $27,000, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors. During the nine months ended October 31, 2019, the company paid $0 to Ms. Jennifer Taylor. As at October 31, 2019 there was a total of $49,000 in accrued and unpaid.

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the nine months ended October 31, 2019, the company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $90,000 in the nine months ended October 31, 2019 and 2018 under the terms of this agreement, all of which remains unpaid. As at October 31, 2019 there was a total of $290,000 in accrued and unpaid salary under the terms of the employment agreement.

During the year ended January 31, 2019, the Company issued promissory notes to Mr. Rountree in the accumulated amount of $379,319. During the nine months ended October 31, 2019, the Company issued promissory notes to Mr. Rountree in the accumulated amount of $578,333. The notes bear interest at a rate of 1% per annum, each is due nine months from issue date.

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

Software Reseller Agreement with Haiku Holdings LLC ("Haiku")

Effective July 1, 2019, the Company (“Reseller”) entered into a Software Reseller Agreement with respect to the Herbo suite of software offerings with Haiku (“Licensor”). Licensor is the owner of certain computer software-as-a-service offerings and related documentation that it provides to end users. Under the terms of the agreement, the Reseller desires (a) a non-exclusive license of the Software and (b) a non-exclusive, non-transferable, non-assignable and limited right and license to reproduce, market, and distribute such Software, and Licensor agrees to grant to Reseller such right and license.  Under the terms of the agreement for each respective End User License Agreement (EULA) entered into with an End User, Reseller shall pay Licensor the corresponding license fee for the software usage of 10% of gross receipts from End Users. Fees are due on or prior to the 15th day of each calendar month in respect of all gross receipts received from End Users during the previous calendar month.

During the three and nine months ended October 31, 2019, the company recorded $1,339 and $1,339, respectively, as license fees under costs of sales.

(5)
Revenue from Greenfield Groves Inc.

Greenfield Groves Inc. is owned by Lindsay Giguiere, wife of Gannon Giguiere, who is the president of Phenix Ventures LLC (See Note 12(b) below), and an over 5% shareholder of the Company’s common stock.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11: RELATED PARTY TRANSACTIONS (cont'd)

(6)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. We recorded $40,000 and $90,000 in the nine months ended October 31, 2019 and 2018, respectively under the terms of this agreement, all of which remains unpaid. As at October 31, 2019 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.

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

(7)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. We recorded $40,000 and $90,000 in the nine months ended October 31, 2019 and 2018, respectively under the terms of this agreement, all of which remains unpaid. As at October 31, 2019 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.

(8)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. The employment agreement was not renewed on expiry. We recorded $46,667 and $90,000 in the nine months ended October 31, 2019 and 2018, respectively under the terms of this agreement, all of which remains unpaid. As at October 31, 2019 there was a total of $240,000 in accrued and unpaid salary under the terms of the consulting agreement.  Mr. Tucker holds approximately 11.45% of the Company's issued and outstanding shares.

NOTE 12: COMMITMENTS

(a)
On March 22, 2016, we entered into a two-year lease commencing April 1, 2016 for a total of 253 square feet of office and 98 square feet of reception space. Monthly base rent for the period April 1, 2016 to March 31, 2017 is $526.50 per month and increases to $552.83 per month for the subsequent year ending March 31, 2018.  Operating costs for the first year of the lease were $258.06 per month.  The Company has remitted a security deposit in the amount of $817 in respect of the lease.  Further our officers and directors have executed a personal guarantee in respect of the aforementioned lease agreement. On expiry of the lease, and to date, the Company continues to occupy the space on a month to month basis at a rate of approximately $866 per month including operating costs.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)
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

(c)
On June 21, 2017, Ga-Du entered into an employment agreement with Ms. Wendy Maguire, whereby Ms. Maguire accepted employment as Vice President, business development of Ga-Du for two years unless terminated earlier in accordance with the agreement. During her period of employment, Ms. Maguire had a base salary at an annual rate of $120,000.  Ms. Maguire resigned as Vice President, Business Development on December 12, 2018. Prior to her resignation Ms. Maguire filed a Complaint in the United States District Court from the Western District of Washington for payment of accrued and unpaid wages, legal fees and damages.  The Company ceased to accrue fees for Ms. Maguire following receipt of the complaint (ref: Note 14).

(d)
On June 21, 2017, Ga-Du entered into an employment agreement with Mr. Dante Jones, whereby Mr. Jones accepted employment as Special Advisor to Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Jones has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time. The employment agreement was not renewed on expiry. We recorded $46,667 and $90,000 in the nine months ended October 31, 2019 and 2018, respectively under the terms of this agreement, all of which remains unpaid. As at October 31, 2019 there was a total of $240,000 in accrued and unpaid salary under the terms of the consulting agreement.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12: COMMITMENTS (cont'd)

(e)
On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018 the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. A balance of $21,051 remains due and payable as at October 31, 2019 and January 31, 2019.

(f)
The Company has entered into verbal agreements with Take2L, an arms length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform, which the Company recorded as intangible assets (ref: Note 5)

As at October 31, 2019 and January 31, 2019 an amount of $768,810 is due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
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

As of October 31, 2019, and January 1, 2019, there were 48,557,572 shares issued and 47,557,572 shares outstanding.

No common stock was issued during the nine months ended October 31, 2019.

Common stock issued during the fiscal year ended January 31, 2019

On May 1, 2018, the Company deemed the issuance of 1,000,000 shares of restricted stock valued at $90,000 or $0.09 per share, the fair market value on the date of the agreement. (ref: Note 12 (h)).

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

As of October 31, 2019, and January 31, 2019, no Series A Voting Preferred Shares were issued.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
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

(2) On October 20, 2017, a purported shareholder of the Company, Mr. Ian Bell, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "First Hawaii Complaint"). On January 11, 2018, a purported shareholder of the Company, Mr. Marc D' Annunzio, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "Second Hawaii Complaint"). On February 9, 2018, the Hawaii federal court consolidated the First Hawaii Complaint and the Second Hawaii Complaint (the "Consolidated Hawaii Action"). On December 10, 2018, plaintiffs in the Consolidated Hawaii Action filed their amended complaint (the "Amended Hawaii Complaint"). The Company is identified as a nominal defendant, against which no claims are plead. The Amended Hawaii Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of the Company. The Amended Hawaii Complaint asserts claims on behalf of the Company for breach of fiduciary duty against the Taylors and Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, for waste of corporate assets against the Individual Defendants, and for unjust enrichment against the Individual Defendants. The Amended Hawaii Complaint seeks damages for the alleged breaches of fiduciary duties, aiding and abetting, waste and unjust enrichment, demands restitution and disgorgement and requests an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company. The Parties have agreed to mediate the potential resolution of all claims with U.S. Magistrate Judge Wes R. Porter on December 3, 2019 in Honolulu. The Parties have agreed to continue their settlement discussions, which are ongoing, in good faith.  There is no guarantee that the claims will be settled.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14: CONTINGENCIES (continued)

(4) On February 1, 2019, the lead plaintiff, Mr. Richard Raschke, a purported shareholder of the Company, filed an amended consolidated class action complaint against the Company, the Taylors, and Mr. Gannon Giguiere in the United States District Court for the District of New Jersey (the "Class Action"). The Class Action arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or  on  behalf  of Company. The Class Action asserts claims against all defendants for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act"), violation of Section 20(a) of the Act against the Taylors and Giguiere and Violation of Section 20(b) against Mr. Giguiere. The Class Action seeks (1) certification of the purported class of plaintiffs, (2) compensatory damages in favor of the class and (3) an award of reasonable costs and expenses. Defendants have moved to stay this action. The Parties have tentatively agreed not to prosecute the litigation but, instead, to engage in settlement discussions.

(5) Although the following lawsuit was not filed against the Company or any of its officers or directors, it nonetheless has a huge impact on the Company. On July 6, 2018, the Securities and Exchange Commission (the "SEC") filed a Complaint against Gannon Giguiere ("Giguiere"), president of Phenix Ventures, LLC and the Company's largest outside funder. The Complaint alleges Mr. Giguiere's involvement in certain activities, of which the Company, its' officers, board members, and others directly involved with the Company, have no knowledge of. The Complaint seeks monetary and injunctive relief. On October 24, 2018, the Court granted the U.S. Government's motion to intervene in the proceedings and stay the action pending resolution of parallel criminal proceedings (described below). Pursuant to the Complaint being filed, the Company continues to seek funding elsewhere as it requires outside funding until it generates more consistent revenue. The Company previously filed an S-1 Registration Statement whereby Phenix would fund the Company in exchange for shares of common stock, and upon Put Notices; to date, there have been no Put Notices and no funds from Phenix Ventures have been distributed to the Company under the registration statement - no shares have been issued pursuant to the Registration Statement.

(6)        On June 29, 2018, the United States Government filed an indictment as to Gannon Giguiere in the U.S. District Court for the Southern District of California. In a Superseding Indictment, filed on January 25, 2019, the United States alleges that the defendant engaged in a scheme to manipulate the market for the common stock of two penny stock issuers, including ESSI. The United States claims that Mr. Giguiere is guilty of (1) conspiracy to commit securities fraud and manipulative trading and (2) securities fraud. On April 22, 2019, Mr. Giguiere entered a plea of not guilty to each of the counts against him in the Superseding Indictment. On July 23, 2019, Defendant entered into a plea agreement (the "Plea Agreement") with the United States in which Defendant agreed to "plead guilty to Count 1 of the Superseding Indictment," which count charged an alleged conspiracy that did not involve the common stock of ESSI.   Under the Plea Agreement, the Government further "agree[d] to move to dismiss all of the remaining charges when Defendant is sentenced" including, but not limited to, all charges involving the common stock of ESSI.  On July 23, 2019, a Magistrate Judge for the Southern District of California entered his finding and recommendations in which he recommended that the District Judge "accept the Defendant's guilty plea to [count] One (1) of the Superseding Indictment."  The Plea Agreement is a publicly available document which can be referenced for additional information.

(7)  On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga-Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming The Company, its subsidiary Ga-Du Corporation and two of the Company's officers as Defendants.  Maguire claims the Company (1) violated the Federal Labor Standards Act; (2) violated the Washington Minimum Wage and Rebate Act; (3) breached her employment contract; and (4) was unjustly enriched thereby.  Maguire seeks payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract (claims 2 and 3, supra).  ).  The motion has been fully briefed and on August 22, 2019, the United States District Court, Western District of Washington issued an Order granting, in part, Plaintiff’s Motion for Summary Judgement (the "Order") with respect to unpaid wages under an employment contract. The Order concludes that the Employment Agreement was breached and the Company and Ga Du are liable for $240,000 in compensatory damages unless Defendants can establish that Plaintiff had a duty to mitigate those damages and the amount of damages that could reasonably be avoided. At present Plaintiff is alleging total damages including unpaid wages, double damages for breach of contract, legal fees and other consequential damages in the total approximate amount of $978,402.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14: CONTINGENCIES (continued)

(7)    Currently pending before the Court are two motions filed by defendants and one motion filed by plaintiff: (1) defendants’ motion for partial summary judgment to dismiss claims for breach of contract and unlawful retaliation against the individual officers of ESSI and Ga-Du.  This motion was brought and fully briefed prior to the Court entering its Order on Plaintiff’s motion for partial summary judgment; (2) defendants’ motion for reconsideration of Court’s Order granting plaintiff’s motion for partial summary judgment in order to clarify that the individual officers are not liable for breach of contract or breach of Washington’s Wage statute; and (3) plaintiff’s motion for entry of judgment against all defendants for breach of contract and breach of Washington’s Wage statute.   On October 29, 2019, the Court entered an Order granting Plaintiff’s Motion to Amend Complaint to add two additional officers and directors of ESSI and to add additional alleged facts to support Plaintiff’s claim of unlawful retaliation and constructive discharge. On November 20, the Court issued an Order denying the defendants’ Motion for reconsideration but concluded that evidence Plaintiff provided did not establish the liability of the individual defendants as a matter of law.

Although the Company is vigorously defending the above-referenced lawsuits, the successful defense of any of the lawsuits is undeterminable at this time, as are the extent of any possible damages.

NOTE 15: SUBSEQUENT EVENTS

On November 18, 2019 the Company and a third-party customer entered into a contract with a minimum one-year term for 12 Herbo Enterprise Software licenses at a monthly rate of $4,244 with a one-time retail activation fee of $27,500 payable in two installments.

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

As Alliance continues its efforts to expand its eXPOTM banking relationships to support next phase operations, the Company is currently focusing on rolling out its Herbo Enterprise software and building that user base.  The Herbo software provides a point of sale, bookkeeping and banking functions, inventory management and tracking, compliance and reporting, tax and accounting, payroll and HR, ecommerce and payment gateway services and CRM and customer loyalty functions all under one software suite. During the most recent quarter ended October 31, 2019, the Company entered into various end user software licensing contracts for the Herbo Enterprise Software and has commenced generating revenue from this segment of its operations.

* Eco Science Solutions, Inc. is not in the business of growing, manufacturing, or distributing cannabis.

Current business overview

During fiscal 2019, our business commenced generating modest revenues between October 2017 and October 31, 2018, as a result of our licensing agreement with AFN when the initial phase of the eXPOTM beta revenue model testing was complete. We continue to build both consumer and enterprise technology, consumer package goods, invest in research & development and advertising to consumer and professional traffic for both our apps and web properties, as well as the marketing of our financial services partnership through AFN and its next stage development. Once we have gained a large enough audience the Company will begin to aggressively monetize its audience relationships through: 1) paid advertisements from businesses seeking exposure to users of the Herbo platform; 2) enterprise license agreements with professional customers; 3) sales of products targeting general health and wellness and alternative medicines and 4) successful marketing of our financial services to an expanded number of clients across various states in the US through our AFN partnership. Our 2018 acquisition of Ga-Du and the aforementioned marketing agreement with AFN will allow us to offer certain financial and marketing services to businesses and individuals, including the Cannabis Industry, on a programmatic or membership basis (the "Financial Program"), from which AFN and Ga-Du derive fees and income from enrolling companies in the Financial Program and providing a range of services to our clients (the "Members") according to the AFN pricing schedule (the "Fees").  Under our agreements, Ga-Du was granted the exclusive right to undertake marketing responsibilities of Alliance's Financial Services to businesses in the Cannabis industry, initially in Michigan, Oregon and Washington, and subsequently, Colorado, with plans to extend throughout the United States, provided that it shall not extend to any states where Cannabis sales have not been legalized by that state's laws.  Alliance and Ga-Du recently commenced business in the States of Florida, Montana, and Pennsylvania.  Ga-Du is credited with all Cannabis related members and revenues that use Alliance's financial and marketing services, regardless of the source of revenue, or the party that enrolled the customer that generated the revenues, that are generated within any territory in which Ga-Du has commenced business. As noted above, the business segment was beta tested in fiscal 2019, and allowed us to start generating fee-based revenue subsequent to the fiscal year ended January 31, 2018 and up to October 31, 2018.Thereafter revenue generating operations under the terms of the agreement with AFN were suspended pending expansion of a banking relationship by eXPOTM in order to allow next stage transactional volume growth.  Recently, Alliance has secured the banking relationships required to recommence operations beyond the beta phase and we expect to see revenue generation from this business segment resume prior to the close of fiscal 2020.

The Company's Herbo apps, Fitrix app, UseHerbo.com and "The Pursuit of Fine Herb" original content also remain available for use, either through Apple and Google app stores or online through a web-browser or through social channels, such as Facebook, Instagram and YouTube. During fiscal 2019, and continuing through Q3 2020, the Company has focused its attention on the enhancement of its Herbo enterprise software package.

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

Effective July 1, 2019, the Company (“Reseller”) entered into a Software Reseller Agreement with respect to the Herbo suite of software offerings with Haiku (“Licensor”). The Herbo software provides a point of sale, bookkeeping and banking functions, inventory management and tracking, compliance and reporting, tax and accounting, payroll and HR, ecommerce and payment gateway services and CRM and customer loyalty functions all under one software suite. Licensor is the owner of certain computer software-as-a-service offerings and related documentation that it provides to end users. Under the terms of the agreement, the Reseller desires (a) a non-exclusive license of the Software and (b) a non-exclusive, non-transferable, non-assignable and limited right and license to reproduce, market, and distribute such Software, and Licensor agrees to grant to Reseller such right and license.  Under the terms of the agreement for each respective End User License Agreement (EULA) entered into with an End User, Reseller shall pay Licensor the corresponding license fee for the software usage of 10% of gross receipts from End Users.

Results of Operations

Comparison of the three months ended October 31, 2019 and 2018:

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the three months ended October 31, 2019 and 2018:

	For the Three Months Ended October 31,
	2019	2018
Revenue	$9,194	$-
Revenue, related parties	4,197	-
Total revenue	13,391	-

Operating expenses:
Cost of revenue	17,754
Depreciation	1,106	1,294
Legal, accounting and audit fees	69,139	113,019
Management and consulting fees	75,541	301,500
Research, development, and promotion	66,468	-
Office supplies and other general expenses	19,655	24,066
Advertising and marketing	10,599	21,189
Total operating expenses	260,262	461,068

Net operating loss	(246,871)	(461,068)

Other income (expenses)
Interest income	3,000	3,000
Interest expense	(63,204)	(188,219)
Bad debt	(127,833)
Total other income (expenses)	(188,037)	(185,219)

Net loss	$(434,908)	$(646,287)

Revenue

During the three months ended October 31, 2019, the Company generated $13,391 in total revenue of which $4,197 was from contracts with related parties, as compared to $Nil in the three months ended October 31, 2018. Revenue recorded during the most recently completed three-month period relates directly to the licensing of the Herbo enterprise software to various customers. We also entered into amendments to certain licensing and marketing agreements during the fiscal year ended January 31, 2019 which provide for fee-based income calculated retroactively to October 2017, as at January 31, 2019, the amounts generated from this agreement have not been received by the Company and therefore while revenue has been generated, no revenue has been recorded in our financial statements.  We intend to record the revenue attributable to the Company of $28,431 on the cash basis.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue, including fees and commissions payable. Such costs are recorded as incurred. During the three months ended October 31, 2019 we incurred costs of $17,754 as compared to $Nil during the three months ended October 31, 2018.  Current costs are related to sales of our licensed Herbo enterprise software.  Our ongoing costs of revenue will consist consists primarily of fees and commissions paid in respect to the operation and installation of our Herbo enterprise software.  In the case of revenue earned by our wholly owned subsidiary, when recorded, proceeds allocated to our revenue interest are net of associated costs.

General and Administrative Expenses

	For the three Months Ended October 31,
	2019	2018	Variances
Operating expenses:
Cost of revenue	$17,754	$-	$17,554
Depreciation	1,106	1,294	(188)
Legal, accounting and audit fees	69,139	113,019	(43,880)
Management and consulting fees	75,541	301,500	(225,959)
Research, development, and promotion	66,468	-	66,468
Office supplies and other general expenses	19,655	24,066	(4,411)
Advertising and marketing	10,599	21,189	(10,590)
Total operating expenses	$260,262	$461,068	$(200,806)

General and administrative expenses, exclusive of $10,599 (2018 - $21,189) expended on advertising and marketing in the three-month period ended October 31, 2019 totaling $249,663 ($439,879 - 2018), include a total of $75,541 for management and consulting fees as compared to $301,500 in the comparative three months ended October 31, 2018.  This decrease to management fees is a result of a reduction in consulting fees during the current three-month period as a result of the departure of certain consultants, and the Company’s determination not to renew certain contracts on their expiry. The decline in advertising and marketing fees period over period is directly related to a reduction of advertising expenses paid to Yahoo as the Company did not have sufficient funding during the current three-month period ended October 31, 2019 to carry out a more substantial marketing program such as during the prior three-month period ended October 31, 2018.  During the current three months the Company recorded costs of revenue of $17,754 compared to $Nil in the prior comparative three-month period as we were able to secure our first customers for our licensed Herbo Enterprise Software.  Legal, accounting and audit fees incurred in the three-month period ended October 2019 of $69,139 had also decreased substantially as compared to $113,019 in the prior comparative period as the Company's legal fees with respect to certain ongoing litigation declined in the current period.   The Company expended $66,468 on research, development and promotion in the current three months ended October 31, 2019 as we completed work on our licensed Herbo enterprise software as compared to $Nil in the same three months ended October 31, 2018.  Office supplies and other general expenses reflect a decrease period over period from $24,066 (2018) to $19,655 in the current three-month period as the Company's travel expenses and office overhead was reduced.

Comparison of the nine months ended October 31, 2019 and 2018

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the nine months ended October 31, 2019 and 2018:

	For the Nine Months Ended October 31,
	2019	2018
Revenue	$9,194	$-
Revenue, related parties	4,197	-
Total revenue	13,391	-

Operating expenses:
Cost of revenue	17,754	-
Depreciation	3,317	3,883
Legal, accounting and audit fees	207,089	545,692
Management and consulting fees	643,541	990,500
Research, development, and promotion	86,232	657,948
Office supplies and other general expenses	81,611	218,742
Advertising and marketing	38,502	919,952
Total operating expenses	1,078,046	3,336,717

Net operating loss	(1,064,655)	(3,336,717)

Other income (expenses)
Interest income	9,000	9,000
Interest expense	(186,308)	(535,756)
Bad debt	(127,833)
Total other income (expenses)	(305,141)	(526,756)

Net loss	$(1,369,796)	$(3,863,473)

Revenue

During the nine months ended October 31, 2019, the Company generated $13,391 in total revenue of which $4,197 was from contracts with related parties, as compared to $Nil in the nine months ended October 31, 2018. Revenue recorded during the most recently completed three-month period relates directly to the licensing of the Herbo enterprise software to various customers. We also entered into amendments to certain licensing and marketing agreements during the fiscal year ended January 31, 2019 which provide for fee-based income calculated retroactively to October 2017, as at January 31, 2019, the amounts generated from this agreement have not been received by the Company and therefore while revenue has been generated, no revenue has been recorded in our financial statements.  We intend to record the revenue attributable to the Company of $28,431 on the cash basis.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue, including fees and commissions payable. Such costs are recorded as incurred. During the nine months ended October 31, 2019 we incurred costs of $17,754 as compared to $Nil during the nine months ended October 31, 2018.  Current costs are related to sales of our licensed Herbo enterprise software.  Our ongoing costs of revenue will consist consists primarily of fees and commissions paid in respect to the operation and installation of our Herbo enterprise software.  In the case of revenue earned by our wholly owned subsidiary, when recorded, proceeds allocated to our revenue interest are net of associated costs.

General and Administrative Expenses

	For the Nine Months Ended October 31,
	2019	2018	Variances
Operating expenses:
Cost of revenue	$17,754	$-	$17,554
Depreciation	3,317	3,883	(566)
Legal, accounting and audit fees	207,089	545,692	(338,603)
Management and consulting fees	643,541	990,500	(346,959)
Research, development, and promotion	86,232	657,948	(571,716)
Office supplies and other general expenses	81,611	218,742	(137,131)
Advertising and marketing	38,502	919,952	(881,450)
Total operating expenses	$1,078,046	$3,336,717	$(2,258,671)

General and administrative expenses, exclusive of $38,502 (2018 - $919,852) expended on advertising and marketing in the nine-month period ended October 31, 2019 totaling $1,039,544 ($2,416,765 - 2018), include a total of $643,541 for management and consulting fees as compared to $990,500 in the comparative nine months ended October 31, 2018.  This decrease to management fees is a result of a reduction in consulting fees during the current three-month period as a result of the departure of certain consultants, and the Company’s determination not to renew certain contracts on their expiry. The substantive decline in advertising and marketing fees period over period is directly related to a reduction of advertising expenses paid to Yahoo as the Company did not have sufficient funding during the current nine-month period ended October 31, 2019 to carry out an aggressive marketing program such as during the prior nine-month period ended October 31, 2018.  Further, legal, accounting and audit fees incurred in the nine-month period ended October 2019 of $207,089 had decreased substantially as compared to $545,692 in the prior comparative period as the Company's legal fees with respect to certain ongoing litigation declined in the current nine-month period.   The Company expended only $86,232 on research, development and promotion in the current nine months ended October 31, 2019 as compared to $657,948 in the prior nine months ended October 31, 2018.  The substantive reduction to research development and promotional costs relate to a decline in expenditures on each of: attendance at certain sponsored events such as Kaya fest during the first quarter of the prior fiscal year, with no similar expenditures in the current fiscal quarter, and a substantial reduction to expenditures on software development during the current nine-month period as the software suite neared completion. During the current nine months the Company recorded costs of revenue of $17,754 compared to $Nil in the prior comparative nine-month period as we were able to secure our first customers for our licensed Herbo Enterprise Software.  Office supplies and other general expenses reflect a substantive decrease period over period from $218,742 (2018) to $81,611in the current nine-month period as the Company's travel expenses and office overhead was reduced.

Plan of Operation

The Company changed the focus of its business at the close of fiscal 2016 to operate in the ecofriendly technology sector using social media sites and offering apps to generate advertising revenues and download fees. During fiscal 2017 the Company laid the groundwork for income generation from these services by investing in ongoing development of its applications, websites and visibility in both the local and global market.  The Company has invested heavily in advertising and research and development to allow its applications and ecommerce website visibility on a global stage. During fiscal 2018 we further added to our business portfolio with the acquisition of Ga-Du corporation and the entry into a licensing and marketing agreement that should see the Company generating revenues in fiscal 2019.  In the most recent six-month period during fiscal 2019, the Company has licensed the Herbo Enterprise Software and completed certain customization efforts, which has allowed the Company to commence generating revenue by way of sales of software licenses in the most recently completed reporting period. The Company's need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish substantive revenues from operations. We have also had to rely heavily on loans from related parties in our most recently completed fiscal year as we work to have our shares returned for quotation to the OTCMarkets. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2019, the Company had a working capital deficit of $10,751,994 and an accumulated deficit of $72,551,248. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Liquidity and Capital Resources

As of October 31, 2019, the Company had total current assets of $47,512, and total current liabilities of $10,799,507 as compared to $148,569 in current assets and $9,534,085 in total current liabilities at the fiscal year ended January 31, 2019. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible notes and loans from related parties.  We have recently commenced generating revenue from the licensing of our Herbo Enterprise Software, however, these revenues are not yet sufficient to meet our ongoing operational overhead. While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 12(b)) to the financial statements contained herein) we have been unable to obtain any funding under this agreement in the most recently completed fiscal year. There can be no guarantee the Company will receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads.  While generated modest revenue in fiscal 2019, which will be recorded when received from our licensing partner on the cash basis, we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

Cash flows from operating activities

During the nine months ended October 31, 2019 and 2018 the Company used $570,218 and $2,034,104 of cash for operating activities respectively. The decrease in cash used in operating activities period over period is attributed to a reduction to the net loss reported in the nine months ended October 31, 2019 as compared to the same nine months in 2018. Further during the prior comparative period, results include amortization of debt discount of $371,969, stock-based compensation of $90,000 and research and development fees paid by a third party of $250,000, with no comparable expenses during the current nine-month period ended October 31, 2019.  Current period results include bad debt of $127,833 with respect to a loan receivable and the associated interest income, with no similar results in the nine months ended October 31, 2018.  The current nine months ended October 31, 2019 also reflects an increase to related party payables of $250,317 as compared to $276,126 in the same nine month period in 2018, and an increase to accounts payable of $436,772 in the current nine months as compared to $842,294 in the period ended October 31, 2018.  The Company recorded a decrease to prepaid expenses of $4,097 during the nine months ended October 31, 2018, as compared to an increase of $4,865 in the current nine-month period ended October 31, 2019.  Finally we recorded an increase to accounts receivable in the current nine months ended October 31, 2019 as a result of the commencement of revenues from our Herbo Enterprise Software, as compared to $Nil  in the same period ended October 31, 2018.

Cash flows from investing activities

During the nine months ended October 31, 2019 and 2018, the Company used no cash for investing activities.

Cash flows from financing activities

During the nine months ended October 31, 2018 the Company received proceeds from notes payable of $1,731,232 as compared to $Nil the current nine months ended October 31, 2019.  Further during the nine months ended October 31, 2019 the Company received proceeds from notes payable, related party of $578,333 as compared to $303,734 in the prior comparative nine month period.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the six months ended October 31, 2019.  Refer to Note 2 to our unaudited condensed consolidated financial statements contained herein.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the nine months ended October 31, 2019 that have materially, or are reasonably likely to materially, affect the Company's internal controls over financial reporting.

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

On October 20, 2017, a purported shareholder of the Company, Mr. Ian Bell, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "First Hawaii Complaint"). On January 11, 2018, a purported shareholder of the Company, Mr. Marc D' Annunzio, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "Second Hawaii Complaint"). On February 9, 2018, the Hawaii federal court consolidated the First Hawaii Complaint and the Second Hawaii Complaint (the "Consolidated Hawaii Action"). On December 10, 2018, plaintiffs in the Consolidated Hawaii Action filed their amended complaint (the "Amended Hawaii Complaint"). The Company is identified as a nominal defendant, against which no claims are plead. The Amended Hawaii Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of the Company. The Amended Hawaii Complaint asserts claims on behalf of the Company for breach of fiduciary duty against the Taylors and Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, for waste of corporate assets against the Individual Defendants, and for unjust enrichment against the Individual Defendants. The Amended Hawaii Complaint seeks damages for the alleged breaches of fiduciary duties, aiding and abetting, waste and unjust enrichment, demands restitution and disgorgement and requests an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company. The Parties have agreed to mediate the potential resolution of all claims with U.S. Magistrate Judge Wes R. Porter on December 3, 2019 in Honolulu. The Parties have agreed to continue their settlement discussions, which are ongoing, in good faith.  There is no guarantee that the claims will be settled.

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

On February 1, 2019, the lead plaintiff, Mr. Richard Raschke, a purported shareholder of the Company, filed an amended consolidated class action complaint against the Company, the Taylors, and Mr. Gannon Giguiere in the United States District Court for the District of New Jersey (the "Class Action"). The Class Action arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or  on  behalf  of Company. The Class Action asserts claims against all defendants for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act"), violation of Section 20(a) of the Act against the Taylors and Giguiere and Violation of Section 20(b) against Mr. Giguiere. The Class Action seeks (1) certification of the purported class of plaintiffs, (2) compensatory damages in favor of the class and (3) an award of reasonable costs and expenses. Defendants have moved to stay this action. The Parties have tentatively agreed not to prosecute the litigation but, instead, to engage in settlement discussions.

Although the following lawsuit was not filed against the Company or any of its officers or directors, it nonetheless has a huge impact on the Company. On July 6, 2018, the Securities and Exchange Commission (the "SEC") filed a Complaint against Gannon Giguiere ("Giguiere"), president of Phenix Ventures, LLC and the Company's largest outside funder. The Complaint alleges Mr. Giguiere's involvement in certain activities, of which the Company, its' officers, board members, and others directly involved with the Company, have no knowledge of. The Complaint seeks monetary and injunctive relief. On October 24, 2018, the Court granted the U.S. Government's motion to intervene in the proceedings and stay the action pending resolution of parallel criminal proceedings (described below). Pursuant to the Complaint being filed, the Company continues to seek funding elsewhere as it requires outside funding until it generates more consistent revenue. The Company previously filed an S-1 Registration Statement whereby Phenix would fund the Company in exchange for shares of common stock, and upon Put Notices; to date, there have been no Put Notices and no funds from Phenix Ventures have been distributed to the Company under the registration statement - no shares have been issued pursuant to the Registration Statement.

On June 29, 2018, the United States Government filed an indictment as to Gannon Giguiere in the U.S. District Court for the Southern District of California. In a Superseding Indictment, filed on January 25, 2019, the United States alleges that the defendant engaged in a scheme to manipulate the market for the common stock of two penny stock issuers, including ESSI. The United States claims that Mr. Giguiere is guilty of (1) conspiracy to commit securities fraud and manipulative trading and (2) securities fraud. On April 22, 2019, Mr. Giguiere entered a plea of not guilty to each of the counts against him in the Superseding Indictment. On July 23, 2019, Defendant entered into a plea agreement (the "Plea Agreement") with the United States in which Defendant agreed to "plead guilty to Count 1 of the Superseding Indictment," which count charged an alleged conspiracy that did not involve the common stock of ESSI.   Under the Plea Agreement, the Government further "agree[d] to move to dismiss all of the remaining charges when Defendant is sentenced" including, but not limited to, all charges involving the common stock of ESSI.  On July 23, 2019, a Magistrate Judge for the Southern District of California entered his finding and recommendations in which he recommended that the District Judge "accept the Defendant's guilty plea to [count] One (1) of the Superseding Indictment."  The Plea Agreement is a publicly available document which can be referenced for additional information.

On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga-Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming The Company, its subsidiary Ga-Du Corporation and two of the Company's officers as Defendants.  Maguire claims the Company (1) violated the Federal Labor Standards Act; (2) violated the Washington Minimum Wage and Rebate Act; (3) breached her employment contract; and (4) was unjustly enriched thereby.  Maguire seeks payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract (claims 2 and 3, supra).  ).  The motion has been fully briefed and on August 22, 2019, the United States District Court, Western District of Washington issued an Order granting, in part, Plaintiff’s Motion for Summary Judgement (the "Order") with respect to unpaid wages under an employment contract. The Order concludes that the Employment Agreement was breached and the Company and Ga Du are liable for $240,000 in compensatory damages unless Defendants can establish that Plaintiff had a duty to mitigate those damages and the amount of damages that could reasonably be avoided. At present Plaintiff is alleging total damages including unpaid wages, double damages for breach of contract, legal fees and other consequential damages in the total approximate amount of $978,402.

Currently pending before the Court are two motions filed by defendants and one motion filed by plaintiff: (1) defendants’ motion for partial summary judgment to dismiss claims for breach of contract and unlawful retaliation against the individual officers of ESSI and Ga-Du.  This motion was brought and fully briefed prior to the Court entering its Order on Plaintiff’s motion for partial summary judgment; (2) defendants’ motion for reconsideration of Court’s Order granting plaintiff’s motion for partial summary judgment in order to clarify that the individual officers are not liable for breach of contract or breach of Washington’s Wage statute; and (3) plaintiff’s motion for entry of judgment against all defendants for breach of contract and breach of Washington’s Wage statute.   On October 29, 2019, the Court entered an Order granting Plaintiff’s Motion to Amend Complaint to add two additional officers and directors of ESSI and to add additional alleged facts to support Plaintiff’s claim of unlawful retaliation and constructive discharge. On November 20, the Court issued an Order denying the defendants’ Motion for reconsideration but concluded that evidence Plaintiff provided did not establish the liability of the individual defendants as a matter of law.

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

ECO SCIENCE SOLUTIONS, INC.

December 16, 2019	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director