Form 10-K
period 2020-01-31
ECO SCIENCE SOLUTIONS, INC.
filed 2020-07-07
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $323,648.72.

As of June 15, 2020, the Issuer had 48,557,572 common shares issued and 47,557,572 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Annual Report. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

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

The Company's common stock symbol is "ESSI".  During May 2017 the trading of ESSI shares on the public exchanges was suspended, and although the suspension has been lifted, a Form 15c2-11 with current information must be filed with the Financial Industry Regulatory Authority (FINRA) prior to the caveat emptor status being lifted, and before trading can resume.  The Company is in the process of getting a Form 15c2-11 filed; as soon as it meets FINRA's criteria, it will be filed. This is anticipated to take place during the third quarter of fiscal 2021.

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

On August 23, 2012, the Company changed its fiscal year from December 31 to January 31.

During the fiscal years ended January 31, 2012 thorough 2015 the Company acquired various projects and corporate entities across various industry sectors in an effort to commence revenue generating operations.  As a result of the transition in business focus, management teams and controlling shareholders over these fiscal periods, the Company changed its name from Pristine Solutions Inc. to Eaton Scientific Systems Inc. effective November 27, 2012, and subsequently to Eco Science Solutions, Inc. during February 2014, in order to better reflect its evolving business operations.  The Company effected a 1000-to-1 reverse stock split in February 2014.

On December 15, 2015, our current management, Mr. Jeffery Taylor and to Mr. Don Taylor became the controlling shareholders of the Company and continue to control approximately 20% of the issued and outstanding shares.

Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer and President of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company.  Upon this change in control, the direction of business turned to a focus on eco-friendly products and related businesses.  Between 2015 and 2017 the Company worked to develop certain apps known as Herbo and Fitrix for introduction to the marketplace.

The Fitrix app is a powerful and flexible companion, which helps users keep track of your day-to-day fitness routines, dietary habits and alternative medicine intake.  Fitrix users can measure and track anything and everything when it comes to their health and wellness. One can track the accomplishment of custom created goals, monitor dietary, exercise and alternative medication schedules, be notified of important milestones, establish timelines to develop effective habits ... all leveraging a unique notebook and calendar. During fiscal 2020, the Company determined to cease support of the Fitrix app in favour of its Herbo app and suite of enterprise software.

The Herbo apps include a database of over 14,000 alternative medicine locations and delivery services, doctors who provide evaluations, and local shops that sell relevant product. The Herbo app helps consumers find products and services that support the intake of alternative medicines for a more naturopathic way of living. Expansions to Herbo over the most recent fiscal years include Herbo For Consumers, Herbo for Business and Herbo for Drivers.

During fiscal 2018 ESSI acquired 100% of the shares of capital stock of Ga-Du Corporation (“Ga-Du”), at which time Ga-Du became a wholly owned subsidiary of the Company. Concurrent with the transaction, on June 21, 2017, Mr. John Lewis and Mr. S. Randall Overson joined the Board of directors of ESSI. Ga-Du offers a Financial Services Platform, as well as Inventory Control and Advisory Software Platforms, and Retail Inventory Control, bringing important enterprise technologies in-house and bringing ESSI an opportunity to expand the reach of its Herbo branding. Subsequently Ga-Du Corporation entered into an Assignment Agreement with G&L Enterprises, wherein G&L Enterprises assigned to Ga-Du Corporation, all of its rights, interest in, and obligations under a License and Master Marketing Agreement (LMMA) it entered into with Alliance Financial Network, Inc. ("AFN").

AFN provides financial and enterprise services to businesses and individuals, including the cannabis industry, on a programmatic or membership basis from which AFN derives fees and income from enrolling companies in their financial program and providing a range of services, with respect to which AFN and Ga-Du derive fees and income on a fee based schedule.

The primary focus of AFN is a mobile application known as eXPO™ electronic eXchange Portal which provides virtual financial and enterprise services to businesses and individuals that are challenged in the traditional banking systems, and/or require more intensive compliance than banks are willing, or able to perform and/or do not have the technical expertise or financial wherewithal in house to develop their own FinTech solutions, including accounting and enterprise management software.  One such industry is the cannabis industry where AFN establishes Membership relationships with businesses in this industry, following a full compliance audit on the business. These services utilize the Herbo suite of software to effectively track transactional data for eXPO™ users, providing Ga-Du a  share of all Cannabis related revenues received by AFN regardless of the source of revenues through (i) membership fees; (ii) cash depository fees; (iii) merchant processing and credit card fees; (iv) transfer fees; and (v) advertising fees. AFN’s services operate on a national level with sales in both cannabis and non-cannabis based industries.  While revenues allocated to Ga-Du are currently governed on a territory by territory basis, Ga-Du and AFN are actively negotiating an amendment to the agreements to become all inclusive.

In exchange for the revenue split under the LMMA, as amended in March 2018, Ga-Du agreed to pay to AFN $405,000 in three tranches for operational expenses and business development.

Under the terms of the aforementioned agreements with respect to a beta trial for the AFN services focused solely on the State of Colorado during the period May through October 31, 2018, $28,431 is payable to Ga-Du from revenue generated by operations on the eXPOTM platform. Subsequently the operations were suspended through August 2019, during which time AFN solidified its’ primary banking relationship and is now able to service and scale as needed with the client’s needs. While AFN re-commenced operating the eXPOTM platform during August 2019, Ga-Du does not yet have any additional revenue allocations.  Presently AFN is growing exclusively on a Member referral basis. We expect revenue from this agreement to resume during fiscal 2021.

During February 2019 the Company determined to focus on the growth of its Herbo branding with the development of an easy-to-use enterprise software that allows clients to simplify their processes, remain compliant, and enjoy steady growth.  We engaged a third party to provide development services relative to a suite of software for managing operations including accounting, inventory control and management, data management, reporting and compliance, lead generation and marketing, CRM sales management and certain other key functions.

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

During the fiscal year ended January 31, 2020 the company recorded $5,973 as license fees payable to Haiku under costs of sales as a result of gross revenues generated from software sales of $59,729.

Current Business and Strategy

Our business operations commenced generating modest revenues subsequent to our fiscal year ended January 31, 2018 and up to the period ended October 31, 2018, when the initial phase of our eXPOTM beta revenue model testing were complete. Subsequently the operations were suspended through August 2019, during which time AFN solidified its’ primary banking relationship and is now able to service and scale as needed with the client’s needs. While AFN re-commenced operating the eXPOTM platform during August 2019, Ga-Du does not yet have any additional revenue allocations. Presently AFN is growing exclusively on a Member referral basis. We expect revenue from this agreement to resume during fiscal 2021. During fiscal 2020 we took steps to shift our focus to monetizing our Herbo branded apps and recently developed enterprise software to assist companies in the cannabis industry to simplify their processes, remain compliant, and enjoy steady growth.  Under the terms of our licensing agreements with Haiku we commenced generating revenues from licensing of our software during the current fiscal year and continue to seek expansion of this growing area of operation.

Eco Science Solutions, Inc. is committed to becoming a vertically integrated provider of consumer and enterprise technology products and services, which assist consumers, companies, brands and entrepreneurs to effectively transact business, with compliance, in the combined multi-billion-dollar cannabis and CBD hemp industries.

The Company's consumer initiatives are centered on education and connecting consumers with various cannabis and CBD hemp businesses.  Its enterprise initiatives are focused on developing technology and accounting solutions, coupled with data analytics to help businesses to be more effective in their abilities to connect, market, and sell to consumers.

Eco Science Solutions, Inc has technology and service relationships with those in farming, extraction, manufacturing and distribution in both the cannabis and CBD hemp industries.  Along with its subsidiary Ga-Du, ESSI is able to provide a 360-degree ecosystem for business location, localized communications between consumers and business operators, on-topic social networking, inventory management / selection, payment facilitation and cash management.

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

Master marketing agreement and AFN

Through our executed LMMA between Ga-Du and AFN, Ga-Du has the exclusive right to undertake marketing responsibilities of AFN's eXPOTM platform to businesses globally for CBD, Hemp and Cannabis, provided that such sales do not include Cannabis sales which have not been legalized by that territory’s laws.

AFN is registered with FinCEN (MSB Registration Number: 31000094744769) as a non-financial services institution, compliant with the AML/BSA guidelines of FinCEN, and is regulated by the IRS.  Operating a mobile application known as eXPO™ electronic eXchange Portal, AFN provides financial and marketing services to businesses and individuals, which are challenged in the traditional banking systems, and generally are those that require more intensive compliance then banks are willing, or able to perform.  One such industry is the cannabis industry; however the portal has application to various other industry segments.  AFN is configured to establish Membership relationships with businesses in this industry following a full compliance audit on the business, where applicable, allowing licensed cannabis businesses and other clients an automated tax payment system and Internet banking services including wire transfers, ACH, electronic checks, armored pickup of cash, and bill pay, payroll services, and inventory control "seed to "CPA".  AFN has partnered with our enterprise software suite “Herbo” to augment its services with an enterprise software bundle offering extended services such as business accounting, business insurance, director insurance, employee payroll, inventory system, and credit/debit card management. Additionally, the AFN automated tax payment system can calculate and deliver state tax payments within 48hrs after the funds are made available in a taxpayer's account. The AFN eXPO™ solution is a federally registered solution in the United States which incorporates an in-depth anti-laundering and "Know Your Customer" process, ensuring compliance with the Cole memo and all federal and state regulations. Further bundled into this software solution is the "seed to CPA" accounting system, which provides a frugal and efficient way for businesses to report and manage their finances. In terms of tax collection, account services, and business features, this software is unparalleled at providing fast, compliant, and traceable cash management solutions.

Under the agreements, AFN will provide all software platform(s) necessary to deliver the Financial Services, assure compliance with appropriate Federal Requirements and international money laundering restrictions, administer all compliance, enrollment, and collection of fees from the Members contracting with AFN, provide any and all necessary marketing or other materials describing AFN's services and program, will forward any required Sales Commissions to the appropriate recipients, and assure adequate customer service at all times.

AFN will be responsible for the functional operation of any software utilized in providing its services and for the administration and handling of monies and/or any credits relating thereto and, in the event of any claim, cause of action or lawsuit (together the "Claims") for failure to properly administer such responsibilities, AFN shall have the sole obligation to defend such Claim(s) and shall fully indemnify, defend and hold harmless Ga-Du from and against such Claims.

AFN will maintain accounting and data concerning the income from the Cannabis Industry and will generate a monthly income statement as to each of the following revenue streams: (i) membership fees; (ii) cash depository fees; (iii) merchant processing and credit card fees; (iv) transfer fees; and (v) advertising fees.

AFN and Ga-Du split compensation derived from income generated from enrollees of Ga-Du according to a fee schedule established for each level of business relationship. As noted above, while the revenue sharing agreement is currently based on territory, AFN and GA-Du are currently re-negotiating to include all service areas.

During fiscal 2019 we completed a beta program restricted to the State of Colorado whereby we generated revenues between May and October 2018 under this business segment and while initial revenue sharing was modest, we expect this segment to become a viable revenue stream in the Company's portfolio during fiscal 2021. Subsequently the operations were suspended through August 2019, during which time AFN solidified its’ primary banking relationship and is now able to service and scale as needed with the client’s needs. While AFN re-commenced operating the eXPOTM platform during August 2019, Ga-Du does not yet have any additional revenue allocations.

Herbo App

Herbo

The Herbo apps include a database of over 14,000 alternative medicine locations and delivery services, doctors who provide evaluations, and local shops that sell relevant product. The Herbo app helps consumers find products and services that support the intake of alternative medicines for a more naturopathic way of living.

Consumers may use the UseHerbo ecommerce platform and access "The Pursuit of Fine Herb" original content. Under the direction and vision of our officers and directors, Jeff Taylor and Don Taylor, the Company continues to source and release into the market relevant products for sale coupled with unique original, educational content. Initially created and copyrighted content within two distinct channels: one branded Eco Science Solutions, which is focused on Legislative, Geo-political, Financial, , and general Macro-trends within the Cannabis marketplace; and one branded Herbo, which is focused on user-generated  that revolves around Daily lifestyle, Medical and Recreational Usage content, Reviews of Application, Products, Technologies and Commerce Options, as well as Food Pairings and Edibles.

Image of Herbo application:

herbo

herbo
COSTA MESA
+ 88

Blue Dream
Info
Find Nearby
Herban Elements
$ 20.00
Herban Elements
$ 20.00
Herban Elements
$ 20.00

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

Herbo for Drivers

Herbo is currently developing a branded delivery service for its client base. We anticipate that “Herbo Drivers” will be able to receive, coordinate and provide same-day delivery services for consumer orders that are purchased on Herbo and desired immediately.  The Herbo Drivers app once complete will integrate seamlessly with Herbo's consumer and business platforms to provide customers with enhanced visibility and tracking of their Herbo orders.

While ESSI does not grow or distribute medical marijuana, certain professional customers of ours do. Thus, adverse regulatory legislation may have a material negative effect on our business.

Enterprise software

The Herbo Enterprise Software is a customizable, all-in-one business  software (SaaS) and resource for businesses in the Cannabis and Hemp industries. Herbo provides the software, custom web development, operational training and support needed to plan and manage your Marijuana or CBD business. Our software has provided businesses with intelligence software for over 15 years, while offering seed-to-sale software solutions to the Cannabis and Hemp industries since 2010.

Cultivators, Processors, Manufacturers, Labs, Distributors, Transporters, Dispensaries, Retailers and Regulators, from seed-to-CPA are all target users of Herbo.

We have developed a one-stop-shop our clients’ business needs with a goal of providing all services with  one single login:

•	Point-of-Sale
•	Bookkeeping & Banking
•	Inventory Tracking & Management
•	Compliance & Reporting
•	Tax & Accounting
•	Payroll & Employee Time Tracking
•	e-Commerce
•	Merchant Processing Integration
•	CRM & Customer Loyalty

Customers can support any business with the Herbo end-to-end enterprise software, no matter size or industry

•	Single dispensary operations
•	Integrated vertical operations
•	Multiple site operations with

Our complete Herbo software product website is available at www.useherbo.com.

Strategy

In recent years the Company has changed the focus of its original strategy from App based revenue to revenue generated from several key operational areas.

The Company intends to be a vertically integrated provider of consumer and enterprise technology products and services, which assist consumers, companies, brands and entrepreneurs to effectively transact business, with compliance, in the combined multi-billion-dollar cannabis and CBD hemp industries.

The Company's consumer initiatives are currently centered on education and connecting consumers with various cannabis and CBD hemp businesses.  Its enterprise initiatives are focused on developing technology and accounting solutions, coupled with data analytics to help businesses to be more effective in their abilities to connect, market, and sell to consumers.

Over the past several years, ESSI has developed technology and service relationships with those in farming, extraction, manufacturing and distribution in both the cannabis and CBD hemp industries.  Along with its subsidiary Ga-Du, ESSI is now able to provide a 360-degree ecosystem for business location, localized communications between consumers and business operators, on-topic social networking, inventory management / selection, payment facilitation and cash management.

* Eco Science Solutions, Inc. is not in the business of growing, manufacturing, or distributing cannabis.

Intellectual Property

The Company has registered and has in process applications for certain Herbo trademarks.  There is no other intellectual property.

Government Regulations

Cannabis is currently a Schedule I controlled substance under the Controlled Substances Act (CSA) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine, even though these persons are in compliance with state law.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. Although they have not done so, the current administration could decide to strongly enforce the federal laws applicable to cannabis. See Justice Department Memo on Marijuana Enforcement discussed below.  Any such change in the federal government’s enforcement of current federal laws could impact our planned business operation. Because the business activities of businesses, engaged in the medicinal cannabis industry, that we may direct our customers is illegal under federal law, we may be deemed to be aiding and abetting illegal activities through the location services that we provide to our customers, relative to the cannabis industry.  As a result, we may be subject to actions by law enforcement authorities, which would materially and adversely affect our business.  Legislation is currently pending in the U.S. Congress which would reclassify cannabis from Schedule 1 to Schedule 3. If enacted into law, such change could provide a material benefit to businesses engaged in the cultivation and sale of cannabis, including eligibility for federal tax deductions, access to the banking system and generally de-criminalizing the use or sale of cannabis where it is legal under applicable state laws.

The current administration has indicated that it will closely scrutinize the cannabis industry, in particular, recreational marijuana. While we do not directly engage in the sale or cultivation of cannabis, changes in laws, rules and regulations could have a material adverse or positive effect on our business and financial condition.

Justice Department Memo on Marijuana Enforcement

Because of the inconsistencies in federal and state law, on January 4, 2018, the Department of Justice (DOJ) issued a memo on federal marijuana enforcement policy announcing what it deemed to be a return to the rule of law and the rescission of previous guidance documents which would include the so called Cole Memorandum. Since the passage of the Controlled Substances Act in 1970, Congress has generally prohibited the cultivation, distribution, and possession of marijuana. In the memorandum, the Attorney General directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. The DOJ asserts this return to the rule of law is also a return of trust and local control to federal prosecutors who know where and how to deploy Justice Department resources most effectively to reduce violent crime, stem the tide of the drug crisis, and dismantle criminal gangs.

On April 13, 2018 it was announced that President Donald Trump had promised Senate Republican Cory Gardner that he will support congressional efforts to protect states that have legalized marijuana, defusing a months-long standoff between Sen. Cory Gardner and the administration over Justice Department nominees. Trump told Gardner that despite the DOJ memo of January 4, 2018, the marijuana industry in Colorado will not be targeted. A bill has not been finalized, but discussion has commenced to find legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize marijuana.(1)

(1)https://www.washingtonpost.com/politics/trump-gardner-strike-deal-on-legalized-marijuana-ending-standoff-over-justice-nominees/2018/04/13/2ac3b35a-3f3a-11e8-912d-16c9e9b37800_story.html

Industrial Hemp

Industrial hemp is now legal in the U.S., which advocates hope could eventually loosen laws around the popular marijuana extract CBD.

The 2018 farm bill which legalized hemp including a variety of cannabis that does not produce the psychoactive component of marijuana, paved the way to legitimacy for an agricultural sector that has been operating on the fringe of the law. Industrial hemp has made investors and executives swoon because of the potential multibillion-dollar market for cannabidiol, or CBD, a non-psychoactive compound that has started to turn up in beverages, health products and pet snacks, among other products.

Currently, it appears that CBD will remain largely off-limits for ingestible products. The Food and Drug Administration issued a statement saying that despite the new status of hemp, CBD is still considered a drug ingredient and remains illegal to add to food or health products without the agency’s approval, disappointing many hemp advocates, who said they will continue to work to convince the FDA to loosen its CBD rules. The FDA said some hemp ingredients, such as hulled hemp seeds, hemp seed protein and hemp seed oil, are safe in food and won’t require additional approvals.

The farm bill places industrial hemp, which is defined as a cannabis plant with under 0.3% of tetrahydrocannabinol, or THC, under the supervision of the Agriculture Department and removes CBD from the purview of the Controlled Substances Act, which covers marijuana. The law also “explicitly” preserved the Food and Drug Administration’s authority to regulate products containing cannabis, or cannabis-derived compounds.

Facilities

The Company's corporate headquarters are located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.

Employees

As of January 31, 2020, the Company had 3 employees, inclusive of our executive officers and directors and one special consultant under contract.  The Company continues to use independent contractors on an as needed basis with respect to our software development initiatives.

Research and Development

There will be an ongoing requirement to undertake research and development as our existing apps and future apps are presented to the marketplace.  During fiscal 2020 and 2019 we expended $157,837 and $657,948 respectively on improvement to our apps, the platform we use to manage our websites, social media and applications and our now commercialized enterprise software.

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

On July 21, 2017, we entered into a Sublease for office space in Seattle, Washington commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  During fiscal 2019, the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. A balance of $21,051 remains due and payable.

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

(3) On November 3, 2017, a purported shareholder of the Company, Mr. Hans Menos, filed a verified shareholder derivative complaint against the Individual Defendants in the United States District Court for the District of Nevada (the "Nevada Federal Complaint"). Mr. Menos amended the Nevada Federal Complaint on December 21, 2018. The Company is identified as a nominal defendant, against which no claims are plead. The Nevada Federal Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company. The Nevada Federal Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Individual Defendants, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, Mr. Lewis and Mr. Oveson, unjust enrichment against the Individual Defendants, waste of corporate assets against the Individual Defendants, abuse of control against the Individual Defendants, and gross mismanagement against the Individual Defendants. The Nevada Federal Complaint (I) seeks judicial declarations that (i) Mr. Menos may maintain this action on behalf of the Company and (ii) the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of the Individual Defendants; (3) seeks an order directing the Company and the Individual Defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company. On March 2, 2020, the parties to the Nevada Federal Complaint stipulated to the dismissal thereof, which the Court approved on March 3, 2020.

(4) On February 1, 2019, the lead plaintiff, Mr. Richard Raschke, a purported shareholder of the Company, filed an amended consolidated class action complaint against the Company, the Taylors, and Mr. Gannon Giguiere in the United States District Court for the District of New Jersey (the "Class Action"). The Class Action arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or  on  behalf  of Company. The Class Action asserts claims against all defendants for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act"), violation of Section 20(a) of the Act against the Taylors and Giguiere and Violation of Section 20(b) against Mr. Giguiere. The Class Action seeks (1) certification of the purported class of plaintiffs, (2) compensatory damages in favor of the class and (3) an award of reasonable costs and expenses. Defendants have moved to stay this action.  By consent of the parties, the Court has agreed to suspend this matter pending resolution of the consolidated derivative action in Hawaii.

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

(6) On June 29, 2018, the United States Government filed an indictment as to Gannon Giguiere in the U.S. District Court for the Southern District of California. In a Superseding Indictment, filed on January 25, 2019, the United States alleges that the defendant engaged in a scheme to manipulate the market for the common stock of two penny stock issuers, including ESSI.  The United States claims that Mr. Giguiere is guilty of (1) conspiracy to commit securities fraud and manipulative trading and (2) securities fraud.  On April 22, 2019, Mr. Giguiere entered a plea of not guilty to each of the counts against him in the Superseding Indictment.   On July 23, 2019, defendant entered into a Plea Agreement (the “Plea”) with the Government wherein defendant plead guilty to one charge of conspiracy.  Under the Plea, the Government agreed to dismiss and to not prosecute in the future, the remaining charges including, but not limited to, all charges relating to ESSI when defendant is sentenced.  The sentencing hearing is currently set for September 21, 2020.

(7) On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming the Company, its subsidiary Ga Du Corporation and two of the Company's officers as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract.  The motion has been fully briefed.  On May 13, 2020, plaintiff’s motion for summary judgment as to the personal liability of corporate officers of ESSI and Ga-Du under the Washington Wage Rebate Act was Granted. Corporate officers of ESSI  and its subsidiary Ga-Du are jointly and severally liable (along with ESSI and its wholly-owned subsidiary Ga-Du) for $240,000 in unpaid wages, another $240,000 in exemplary damages, attorney’s fees, and prejudgment interest. Defendants’ cross-motions regarding personal liability was denied.

The Company is vigorously defending all of the aforementioned lawsuits where the action has yet to be adjudicated, dismissed or judgement entered. The successful defense of any of the outstanding lawsuits is undeterminable at this time, as are the extent of any possible damages.

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

Market Information

Our Company commenced quotation on the OTC Markets on September 14, 2010. From September 14, 2010, through May 3, 2013, our common stock was quoted on the OTC Markets under the name "Pristine Solutions, Inc." From May 3, 2013, until February 18, 2014, our Company was quoted on the OTC Markets under the name "Eaton Scientific Systems, Inc." From February 18, 2014, to February 2017, our common stock was quoted on the OTC Pink Markets under the name "Eco Science Solutions, Inc. and under the symbol "ESSI"; from February 2017 to May 2017 our Company was quoted on the OTCMarkets: QB under the symbol "ESSI". During May 2017 the trading of ESSI shares on the public exchanges was suspended, and although the suspension has been lifted, a Form 15c2-11 with current information must be filed with the Financial Industry Regulatory Authority (FINRA) prior to the caveat emptor status being lifted. At that time we will need to re-apply to be quoted on the OTCMarkets: QB.

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

Quarter Ended	High	Low
January 31, 2020	$0.06	$0.001
October 31, 2019	$0.035	$0.001
July 31, 2019	$0.045	$0.001
April 30, 2019	$0.055	$0.001
January 31, 2019	$0.058	$0.015
October 31, 2018	$0.109	$0.016995
July 31, 2018	$0.36	$0.02
April 30, 2018	$0.239	$0.10

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

On June 24, 2020, the last reported sales price of our common stock as reported by Yahoo Finance was $0.03

Record Holders

The Company's common shares are issued in registered form. Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, NV 89014, (702) 818-5898, is the registrar and transfer agent for the Company's common shares.

As of June 15, 2020, we had 72 shareholders of record for our common stock and a total of 48,557,572 shares issued and 47,557,572 outstanding.

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

During fiscal 2018, 2019 and 2020, there were no options or awards granted under the 2017 Equity Incentive Plan.

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

The following discussion should be read in conjunction with the Company's audited consolidated financial statements and the related notes for the year ended January 31, 2020 and 2019, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

The Company's consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview of Current Operations

Results of Operations for the years ended January 31, 2020 and 2019

During the fiscal years ended January 31, 2020 and 2019, the Company has generated $59,729 and $0 in total revenue. During fiscal 2020 revenues include $6,894 of revenue generated from related parties. We entered into amendments to certain licensing and marketing agreements subsequent to fiscal year ended January 31, 2018 which provide for fee-based income calculated retroactively between March and October 2018 as a result of certain beta trials with respect to the eXPOTM platform, as at January 31, 2020 and 2019, the amounts generated from this agreement have not been received by the Company and therefore while revenue has been generated, no revenue has been recorded in our financial statements.  We intend to record the revenue attributable to the Company of $28,431 upon receipt.

Costs of revenue totaled $36,329 and $0 in fiscal 2020 and 2019.

As at January 31, 2020 and 2019, the Company had $59,310 and $148,569 in cash and total current assets.

During the fiscal years ended January 31, 2020 and 2019, the Company incurred total operating expenses of $1,557,564 and $4,208,201, respectively, including costs of sales of $36,329 in fiscal 2020 with no similar expense in fiscal 2019. During fiscal 2020 and 2019 the Company recorded depreciation and impairment of $4,423 and $367,391 respectively, with 2019 results including the impairment of certain amounts expended on software development during the year, with no impairment expense in fiscal 2019. Amounts expended on advertising and marketing reflect a reduction in expenses year over year from $942,021 (2019) to $49,099 in fiscal 2020. The majority of the expense in 2019 included costs associated with the introduction its Herbo enterprise software and Herbo app on various media, including iOS and Android and other marketing initiatives including promotional expenses for various public venues and sponsorship fees, with no recurring charges in fiscal 2020. Amounts expended on management and consulting fees were also reduced from $1,287,333 (2019) to $785,541 as several management contracts were not renewed on expiry during the current fiscal year.  Amounts incurred for accounting, audit and legal fees decreased period over period as a result of a decline in legal costs from $707,135 in fiscal 2019 to only $425,741 in fiscal 2020. During fiscal 2020 and 2019 research and development fees incurred were $157,837 and $657,948 respectively. Costs for research and development were reduced as the Company completed commercialization of its enterprise software platform “Herbo”.  Other operating and general and administrative expenses were reduced year over year from $246,353 in 2019 to $98,594 in fiscal 2020 relative to amounts paid to maintain our public listing, rent, travel and other costs.

The Company recorded interest expense of $249,962 and $586,702 in respect of certain convertible notes and other loan agreements, respectively during fiscal 2020 and 2019, including amortization of debt discount of $371,969 during fiscal 2019, with no similar expense in the current fiscal year.  During fiscal 2020 the Company recorded bad debt of $127,833 with respect to a loan receivable which remained uncollected with no comparable expense if fiscal 2019. Interest income recorded in fiscal 2020 and 2019 totaled $9,000 and $12,000, respectively.

The net loss in fiscal 2020 totaled $1,866,630 as compared to $4,782,903 in fiscal 2019.

The Company used net cash in operations of $787,142 and $2,416,138 respectively during the twelve-month periods ended January 31, 2020 and 2019, recorded $Nil in both years as net cash used for investing activities and received cash from financing activities of $788,410 and $2,415,645, predominantly as a result of certain notes payable, as well as proceeds from related party loans.

Plan of Operation

The Company changed the focus of its business at the close of fiscal 2016 to operate in the eco friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees, and to development certain enterprise software for the cannabis industry. During fiscal 2017 the Company laid the groundwork for income generation from these services by investing in ongoing development of its applications, websites and visibility in both the local and global market.  The Company has invested heavily in advertising to allow its applications and ecommerce website visibility on a global stage. During fiscal 2018 we further added to our business portfolio with the acquisition of Ga-Du corporation and the entry into a licensing and marketing agreement that should see the Company generating revenues future fiscal periods. A series of beta tests on the eXPOTM platform between March and October 2018 generated revenues of $28,431 for ESSI which will be recorded upon receipt from AFN.  Subsequently the operations were suspended through August 2019, during which time AFN solidified its’ primary banking relationship and is now able to service and scale as needed with the client’s needs. While AFN re-commenced operating the eXPOTM platform during August 2019, Ga-Du does not yet have any additional revenue allocations.  Presently AFN is growing exclusively on a Member referral basis. We expect revenue from this agreement to resume during fiscal 2021.

Fiscal 2020 brought our first revenues from our Herbo enterprise software and we expect to see increasing revenues from this suite of services as we focus on marketing to a larger client base.   The Company's need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish substantive revenues from operations to cover all operational overhead. We have also had to rely heavily on loans from related parties in our most recently completed fiscal year as we work to have our shares returned for quotation to the OTCMarkets QB. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2020, the Company had a working capital deficit of $11,247,723 and an accumulated deficit of $73,048,082. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The recent COVID-19 pandemic could have an adverse impact on the Company going forward.  COVID-19 has caused significant disruptions to the global financial markets, which may severely impact the Company’s ability to raise additional capital and to pursue certain planned business activities. The Company may be required to cease operations if it is unable to finance its’ operations. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report and is highly uncertain and subject to change. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. There are no assurances that the Company will be able to meet its obligations, raise funds or continue to implement its planned business objectives to obtain profitable operations.

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

Liquidity and Capital Resources

As of January 31, 2019, the Company had total current assets of $59,310, and total current liabilities of $11,307,033. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible notes and loans from related parties.  While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 12(b)) to the financial statements contained herein) we have been unable to obtain any funding under this agreement in the most recently completed fiscal year. There can be no guarantee the Company will receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads.  While we generated modest revenue in fiscal 2020, we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

Revenue

While the Company has entered into an LMMA (re: Note 6 to the financial statements contained herein) under which we are entitled to fee-based revenue on a profit-sharing basis from a financial services platform known as eXPOTM, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are actually paid to the Company by AFN.  As at October 31, 2018 fees payable by AFN for the period March 2018 through October 2018 as reconciled in commission reports received from AFN have not been received by the Company. Subsequently the operations were suspended through August 2019, during which time AFN solidified its’ primary banking relationship and is now able to service and scale as needed with the client’s needs. While AFN re-commenced operating the eXPOTM platform during August 2019, Ga-Du does not yet have any additional revenue allocations.  Presently AFN is growing exclusively on a Member referral basis. We expect revenue from this agreement to resume during fiscal 2021. Because of this, the Company has determined to record its revenue in respect to the LMMA upon receipt.  In the future, should the fee structure and reporting process become more easily determinable, the recognition method may change. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) January 31, 2020 and 2019. The Company will record the revenue once we receive the proceeds.

During fiscal 2020 we commenced operation of our Herbo enterprise software suite. The Herbo enterprise software is a customizable, all-in-one business software (SaaS) and resource for businesses in the Cannabis and Hemp industries. Herbo provides the software, custom web development, operational training and support needed to plan and manage your Marijuana or CBD business.  During fiscal 2020 we recorded gross revenues of $59,729 in respect to the licensing of the software.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue will consist consists primarily of fees associated with the operation of our social media venues and fulfillment of specific customer advertising campaigns related to our downloadable apps as well as commissions and operational charges related to our Herbo enterprise software. During fiscal 2020 we incurred costs of sales of $36,329 with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

General and Administrative Expenses

	For the year ended
	January 31,
	2020	2019	Variances
Depreciation and impairment	4,423	367,391	$(362,968)
Legal, accounting and audit fees	425,741	707,155	(281,414)
Management and consulting fees	785,541	1,287,333	(501,792)
Research, development, and promotion	157,837	657,948	(500,111)
Office supplies and other general expenses	98,594	246,353	(147,759)
Advertising and marketing	49,099	942,021	(892,922)
Total operating expenses	1,521,235	4,208,201	$(2,686,966)

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $49,099 during the fiscal year ended January 31, 2020 and $942,021 in the same period ended January 31, 2019. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo app and enterprise software for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

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

$59,729 has been recognized as revenue in the fiscal year ended January 31, 2020, with $0 revenue in the same period ended January 31, 2019. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

While the Company has entered into an LMMA (re: Note 6) under which we are entitled to fee-based revenue on a profit-sharing basis from a financial services platform known as eXPOTM, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are actually paid to the Company by AFN.  As at October 31, 2018 fees payable by AFN for the period May through October 2018 as reconciled in commission reports received from AFN have not been received by the Company. Subsequently the operations were suspended through August 2019, during which time AFN solidified its’ primary banking relationship and is now able to service and scale as needed with the client’s needs. While AFN re-commenced operating the eXPOTM platform during August 2019, Ga-Du does not yet have any additional revenue allocations.  Presently AFN is growing exclusively on a Member referral basis. We expect revenue from this agreement to resume during fiscal 2021.  The Company has determined to record its revenue in respect to the LMMA upon receipt until such time as the fee structure and reporting process become more easily determinable. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) at January 31, 2020 and January 31, 2019. The Company will record the revenue once we receive the proceeds.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of January 31, 2020, and January 31, 2019, $248,432 for the value of the stock settled debt for certain convertible notes is included in the Convertible note, net account under balance sheet. (see Note 10).

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
For the Fiscal Years Ended January 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Eco Science Solutions, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eco Science Solutions, Inc. as of January 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2016
Lakewood, CO
July 6, 2020

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	January 31, 2020	January 31, 2019
ASSETS
Current assets
Cash	$2,877	$1,609
Account receivable	23,441	-
Interest receivable	-	18,833
Prepaid expenses,	32,992	28,127
Convertible note	-	100,000
Total current assets	59,310	148,569

Property and equipment, net	1,741	6,164

TOTAL ASSETS	$61,051	$154,733

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,871,720	$2,212,166
Related party payables	1,365,333	1,040,349
Notes payable, short-term, related party	1,298,649	502,739
Notes payable	4,115,118	4,122,618
Convertible note, net	1,656,213	1,656,213
Total current liabilities6	11,307,033	9,534,085

Total liabilities	11,307,033	9,534,085

Stockholders' deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at January 31, 2020 and January 31, 2019	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 48,557,572 shares issued and 47,557,572 outstanding at January 31, 2020 and January 31, 2019	4,856	4,856
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	61,804,744	61,804,744
Accumulated deficit	(73,048,082)	(71,181,452)
Total stockholders' deficit	(11,245,982)	(9,379,352)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$61,051	$154,733

The accompanying notes are an integral part of these audited condensed consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year ended January 31,
	2020	2019

Revenue	$52,835	$-
Revenue, related parties	6,894	-
Total revenue	59,729	-

Operating expenses:
Cost of revenue	36,329	-
Depreciation and impairment	4,423	367,391
Legal, accounting and audit fees	425,741	707,155
Management and consulting fees	785,541	1,287,333
Research, development, and promotion	157,837	657,948
Office supplies and other general expenses	98,594	246,353
Advertising and marketing	49,099	942,021
Total operating expenses	1,557,564	4,208,201

Net operating loss	(1,491,835)	(4,208,201)

Other income (expenses)
Interest income	9,000	12,000
Interest expense	(249,962)	(586,702)
Bad debt	(127,833)	-
Total other income (expenses)	(368,795)	(574,702)

Net loss	$(1,866,630)	(4,782,903)

Net loss per common share - basic and diluted	$(0.04)	(0.10)

Weighted average common shares outstanding - basic and diluted	47,557,572	47,310,997

The accompanying notes are an integral part of these audited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2018	-	$-	47,557,572	$4,756	(1,000,000)	$(7,500)	$61,714,844	$(66,398,549)	$(4,686,449)
Shares issued for non-employee services	-	-	1,000,000	100	-	-	89,900	-	90,000
Net loss	-	-	-	-	-	-	-	(4,782,903)	(4,782,903)
Balance, January 31, 2019		-	48,558,572	4,856	(1,000,000)	(7,500)	61,804,744	(71,181,452)	(9,379,352)
Net loss	-	-	-	-	-	-	-	(1,866,630)	(1,866,630)
Balance, January 31, 2020		$-	48,558,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(73,048,082)	$(11,245,982)

The accompanying notes are an integral part of these audited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year January 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,866,630)	$(4,782,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment	4,423	367,391
Bad debt on uncollected loan receivable	100,000	-
Bad debt on uncollected interest receivable	27,833	-
Amortization of debt discount	-	371,969
Stock based compensation	-	90,000
Changes in operating assets and liabilities:
Interest receivable	(9,000)	(12,000)
Accounts receivable	(23,441)	-
Prepaid expenses	(4,865)	10,270
Increase (decrease) in accounts payable and accrued expenses	659,554	1,012,231
Increase (decrease) in related party payables	324,984	526,904
Net cash used in operating activities	(787,142)	(2,416,138)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from related party loans	795,910	425,457
Notes payable	(7,500)	1,990,188
Net cash provided by financing activities	788,410	2,415,645

Net decrease in cash	1,268	(493

Cash-beginning of period	1,609	2,102

Cash-end of period	$2,877	$1,609

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

During fiscal 2016 the Company changed its business focus to pursue eco-friendly consumer related technologies, software and applications.

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

On June 21, 2017, the Company acquired 100% of the shares of capital stock of Ga-Du Corporation (“Ga-Du”), at which time Ga-Du became a wholly owned subsidiary of the Company. Concurrent with the transaction, Mr. John Lewis and Mr. Randall Overton joined the Board of directors of ESSI. Ga-Du offers a Financial Services Platform, as well as Inventory Control and Advisory Software Platforms, and Retail Inventory Control, bringing important enterprise technologies in-house and bringing ESSI an opportunity to expand the reach of its Herbo branding. Subsequently Ga-Du Corporation entered into an Assignment Agreement with G&L Enterprises, wherein G&L Enterprises assigned to Ga-Du Corporation, all of its rights, interest in, and obligations under a License and Master Marketing Agreement (LMMA) it entered into with Alliance Financial Network, Inc. ("AFN").

AFN provides financial and enterprise services to businesses and individuals, including the cannabis industry, on a programmatic or membership basis from which AFN derives fees and income from enrolling companies in their financial program and providing a range of services, with respect to which AFN and Ga-Du derive fees and income on a fee based schedule.

The primary focus of AFN is a mobile application known as eXPO™ electronic eXchange Portal which provides virtual financial and enterprise services to businesses and individuals that are challenged in the traditional banking systems, and/or require more intensive compliance than banks are willing, or able to perform and/or do not have the technical expertise or financial wherewithal in house to develop their own FinTech solutions, including accounting and enterprise management software.

Following the closing of the SPA, Ga-Du is a wholly owned subsidiary of ESSI, bringing to ESSI a Financial Services Platform, and Inventory Control and Advisory Software Platforms, thus completing the ESSI product suite to benefit both consumer and professional customers of the Company.

With the acquisition of Ga-Du, ESSI's product suite expanded to include an enclosed ecosystem for business location, localized communications between consumers and business operators, on-topic social networking, inventory management / selection, payment facilitation and delivery arrangement. The Company's holistic commerce and content platform enables health, wellness and alternative medicine enthusiasts to easily locate, access, and connect with others to facilitate the research of and purchasing of eco-science friendly products.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont'd)

Organization and nature of business (cont'd)

During fiscal 2018 and 2019, as AFN focussed its efforts to expand its eXPOTM banking relationships to support next phase operations, the Company focussed on rolling out its Herbo Enterprise Software and building that user base.  The Herbo software provides a point of sale, bookkeeping and banking functions, inventory management and tracking, compliance and reporting, tax and accounting, payroll and HR, ecommerce and payment gateway services and CRM and customer loyalty functions all under one software suite. During fiscal 2020, the Company entered into various licensing contracts for the Herbo Enterprise Software and has commenced generating revenue from this segment of its operations.

Eco Science Solutions, Inc. is committed to becoming a vertically integrated provider of consumer and enterprise technology products and services, which assist consumers, companies, brands and entrepreneurs to effectively transact business, with compliance, in the combined multi-billion-dollar cannabis and CBD hemp industries.

The Company's consumer initiatives are centered on education and connecting consumers with various cannabis and CBD hemp businesses.  Its enterprise initiatives are focused on developing technology and accounting solutions, coupled with data analytics to help businesses to be more effective in their abilities to connect, market, and sell to consumers.

Eco Science Solutions, Inc has technology and service relationships with those in farming, extraction, manufacturing and distribution in both the cannabis and CBD hemp industries.  Along with its subsidiary Ga-Du, ESSI is able to provide a 360-degree ecosystem for business location, localized communications between consumers and business operators, on-topic social networking, inventory management / selection, payment facilitation and cash management.

* Eco Science Solutions, Inc. is not in the business of growing, manufacturing, or distributing cannabis.
Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2020, the Company had a working capital deficit of $11,247,723 and an accumulated deficit of $73,048,082. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The recent COVID-19 pandemic could have an adverse impact on the Company going forward.  COVID-19 has caused significant disruptions to the global financial markets, which may severely impact the Company’s ability to raise additional capital and to pursue certain planned business activities. The Company may be required to cease operations if it is unable to finance its’ operations. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report and is highly uncertain and subject to change. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. There are no assurances that the Company will be able to meet its obligations, raise funds or continue to implement its planned business objectives to obtain profitable operations.

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

Principals of Consolidation

The consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly owned subsidiary, Ga-Du Corporation. All significant intercompany balances and transactions have been eliminated.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents. As of January 31, 2020 and January 31, 2019, respectively, the Company had cash, but no cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized and are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation.  There is no impairment expense for the intangible assets in fiscal year ended January 31, 2020. Impairment expense for the intangible assets in the fiscal year January 31, 2019 was $362,282.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $49,099 during the fiscal year ended January 31, 2020 and $942,021 in the same period ended January 31, 2019. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo app and enterprise software for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Revenue Recognition (cont’d)

$59,729 has been recognized as revenue in the fiscal year ended January 31, 2020, with $0 revenue in the same period ended January 31, 2019. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

While the Company has entered into an LMMA (re: Note 6) under which we are entitled to fee-based revenue on a profit-sharing basis from a financial services platform known as eXPOTM, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are actually paid to the Company by AFN.  As at October 31, 2018 fees payable by AFN for the period May through October 2018 as reconciled in commission reports received from AFN have not been received by the Company. Subsequently the operations were suspended through August 2019, during which time AFN solidified its’ primary banking relationship and is now able to service and scale as needed with the client’s needs. While AFN re-commenced operating the eXPOTM platform during August 2019, Ga-Du does not yet have any additional revenue allocations.  Presently AFN is growing exclusively on a Member referral basis. We expect revenue from this agreement to resume during fiscal 2021.  The Company has determined to record its revenue in respect to the LMMA upon receipt until such time as the fee structure and reporting process become more easily determinable. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) at January 31, 2020 and January 31, 2019. The Company will record the revenue once we receive the proceeds.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of January 31, 2020, and January 31, 2019, $248,432 for the value of the stock settled debt for certain convertible notes is included in the Convertible note, net account under balance sheet. (see Note 10).

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	January 31, 2020	January 31, 2019
Office equipment	$15,528	$15,528
Less: accumulated depreciation and amortization	(13,787)	(9,364)
Total property and equipment, net	$1,741	$6,164

Depreciation expense (excluding impairment) amounted to $4,423 and $5,109 for the years ended January 31, 2020 and 2019, respectively.

NOTE 4: INTANGIBLE ASSETS

On June 21, 2017, the Company acquired a 100% interest in Ga-Du including certain intangible assets such as a Financial Services Platform, Testing Labs, and Inventory Control and Advisory Software Platforms.  Intangible assets acquired as part of the acquisition of Ga-Du were fully impaired on acquisition.

During fiscal 2019 the Company incurred software development expenses with respect to its Herbo enterprise software totaling $362,282 which amounts were initially capitalized as intangible assets. On January 31, 2019, the Company impaired intangible assets totaling $362,282.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 5: SPONSORSHIP AGREEMENT

On April 1, 2018, ESSI entered into a Sponsorship Agreement with Fruit of Life Productions, LLC.  The terms of the Agreement allowed Eco Science Solutions, Inc. (ESSI) to sponsor Kaya Fest 2018, to be held in San Bernardino, California.

The term of the Agreement began on April 1, 2018, and continued until April 30, 2018, at the closing of the Kaya Fest. Total fees paid of $250,000 were recorded as research, development, and promotional expenses during fiscal 2019. These fees were paid to Fruit of Life directly by a third party.

NOTE 6: LICENSE AND MASTER MARKETING AGREEMENT

During fiscal 2018 the Company’s subsidiary Ga-Du entered into an Assignment Agreement with G&L Enterprises, wherein G&L Enterprises assigned to Ga-Du Corporation, all of its rights, interest in, and obligations under a License and Master Marketing Agreement (LMMA) it entered into with Alliance Financial Network, Inc. ("AFN").

AFN provides financial and enterprise services to businesses and individuals, including the cannabis industry, on a programmatic or membership basis from which AFN derives fees and income from enrolling companies in their financial program and providing a range of services, with respect to which AFN and Ga-Du derive fees and income on a fee based schedule.

The primary focus of AFN is a mobile application known as eXPO™ electronic eXchange Portal which provides virtual financial and enterprise services to businesses and individuals that are challenged in the traditional banking systems, and/or require more intensive compliance than banks are willing, or able to perform and/or do not have the technical expertise or financial wherewithal in house to develop their own FinTech solutions, including accounting and enterprise management software.  One such industry is the cannabis industry where AFN establishes Membership relationships with businesses in this industry, following a full compliance audit on the business. These services utilize the Herbo suite of software to effectively track transactional data for eXPO™ users, providing Ga-Du a  share of all Cannabis related revenues received by AFN regardless of the source of revenues through (i) membership fees; (ii) cash depository fees; (iii) merchant processing and credit card fees; (iv) transfer fees; and (v) advertising fees. AFN’s services operate on a national level with sales in both cannabis and non-cannabis-based industries.  While revenues allocated to Ga-Du are currently governed on a territory by territory basis, Ga-Du and AFN are actively negotiating an amendment to the agreements to become all inclusive.

In exchange for the revenue split under the LMMA, as amended in March 2018, Ga-Du agreed to pay to AFN $405,000 in three tranches for operational expenses and business development.

Under the terms of the aforementioned agreements with respect to a beta trial for the AFN services focused solely on the State of Colorado during the period May through October 31, 2018, $28,431 is payable to Ga-Du from revenue generated by operations on the eXPOTM platform. Subsequently the operations were suspended through August 2019, during which time AFN solidified its’ primary banking relationship and is now able to service and scale as needed with the client’s needs. While AFN re-commenced operating the eXPOTM platform during August 2019, Ga-Du does not yet have any additional revenue allocations.  Presently AFN is growing exclusively on a Member referral basis. We expect revenue from this agreement to resume during fiscal 2021.

NOTE 7: PREPAID EXPENSES

Prepaid expenses consist of the following:

	January 31, 2020	January 31, 2019
Office lease – Security deposits	$13,127	$13,127
Prepaid other expenses	19,865	15,000
Total prepaid expense	$32,992	$28,127

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 8: CONVERTIBLE PROMISSORY NOTE RECEIVABLE

During fiscal 2018, the Company’s subsidiary Ga-Du entered into an Assignment Agreement with G&L Enterprises, wherein G&L Enterprises assigned to Ga-Du Corporation, all of its rights, interest in, and obligations under a LMMA with AFN. (Note 6) As part of this agreement the Company was assigned a loan receivable with the principal amount of $100,000.

The Note matured on July 6, 2018, accrued interest at a rate of 12% per annum was payable to Ga-Du Corporation.  The Note can, at Ga-Du's option, be converted upon maturity into 1.12% of the equity of AFN. The Company wrote off the balance of promissory note receivable on Oct 31, 2019.

During the fiscal year ended January 31, 2020 and 2019, the company recorded interest income of $9,000 and $12,000, respectively. The Company wrote off the balance of interest receivable on Oct 31, 2019. As of October 31, 2019, the interest receivable on this note totaled $0 (January 31, 2019 - $18,833).

NOTE 9: NOTES PAYABLE

Total
Balance, January 31, 2018	$2,132,430
Additions	1,990,188
Balance, January 31, 2019	4,122,618
Repayment to Note 3	(7,500)
Balance, January 31, 2020	$4,115,118

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date. During the fiscal years ended January 31, 2020 and 2019 the Company accrued interest expense of $149 and $150, respectively. As of January 31, 2020, and 2019, the Company has accrued interest payable of $555 and $406, respectively.

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and is due three months from issue date. As at January 31, 2018 the note became due and remained unpaid. During the fiscal years ended January 31, 2020 and 2019 the Company accrued interest expense of $500. As of January 31, 2020, and 2019, the Company has accrued interest payable of $1,626 and 1,126, respectively.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 9: NOTES PAYABLE (cont’d)

During the fiscal year ended January 31, 2020, the Company made cash payment of $7,500 to the note.

During the fiscal years ended January 31, 2020 and 2019, the Company accrued interest expense of $224,189 and $196,254, respectively. As of January 31, 2020, and 2019, the Company has accrued interest payable of $492,951 and $268,762, respectively.

Note 4:

During the year ended January 31, 2019, the Company received accumulated amount of $305,266 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the fiscal years ended January 31, 2020 and 2019 the Company accrued interest expense of $2,843 and $1,463, respectively. As of January 31, 2020, and 2019, the Company has accrued interest payable of $4,306 and $1,463, respectively.

Note 5:

On September 12, 2018 the Company received amount of $14,422 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the fiscal years ended January 31, 2020 and 2019 the Company accrued interest expense of $144 and $39, respectively on the aforementioned notes. As of January 31, 2020, and 2019, the Company has accrued interest payable of $183 and $39, respectively.

NOTE 10: CONVERTIBLE NOTE PAYABLE

During fiscal 2018, the Company entered into a convertible note for a total of $1,407,781 bearing interest at 1% per annum, beginning on November 1, 2017 and payable each 120 days as to any outstanding balance.  At the Maturity Date of this convertible debenture, Lender has the option to:

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

As at the date of this report, the Lender has not made a demand for payment and the note is in default.

At January 31, 2020 and 2019, convertible note payable consisted of the following:

	January 31, 2020	January 31, 2019
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

During the fiscal years ended January 31, 2020 and 2019 the Company accrued interest expense of $14,273 As of January 31, 2020 and 2019 the Company has accrued interest payable of $32,144 and $17,871, respectively.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS

As of January 31, 2020, and January 31, 2019, related parties are due a total of $1,543,088 and $537,325, respectively.

	January 31, 2020	January 31, 2019
Related party payable (1)(2)(4)(5)(6)(7)	$1,365,333	$1,040,349
Notes payable (3)	1,298,649	502,739
Total related party transactions	$2,371,738	$1,543,088

Services provided from related parties:

	Twelve Months Ended January 31,
	2020	2019
Mr. Jeffery Taylor (1)	$115,000	$115,000
Mr. Don Lee Taylor (1)	105,000	105,000
Ms. Jennifer Taylor (2)	36,000	36,000
Mr. Michael Rountree (4)	120,000	120,000
L. John Lewis (6)	40,000	120,000
S. Randall Oveson (7)	40,000	120,000
Mr. Andy Tucker (8)	46,667	120,000
	$502,667	$736,000

Interest expenses from related parties:

	Twelve Months Ended January 31,
	2020	2019
Mr. Jeffery Taylor (3)	$21	$133
Mr. Don Lee Taylor (3)	141	136
Mr. Michael Rountree (4)	6,002	929
Mr. Lewis (6)	1,700	857
	$7,864	$2,085

Revenue from related parties:

	Twelve Months Ended January 31,
	2020	2019
Greenfield Groves Inc. (5)	$6,894	$-

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS (cont’d)

(1)
Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company.

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company's actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive's past or future employment by the Company or any Affiliates, or any predecessor thereof ("Work Product"), belong to the Company, or its Affiliates, as applicable. During the fiscal year ended January 31, 2020, the company paid $181,019 to Mr. Jeffery Taylor and $10,500 to Mr. Don Lee Taylor.  As at January 31, 2020 there was a total of $59,137 owing to Mr. Jeffery Taylor (January 31, 2019 - $125,156) and $191,700 to Mr. Don Lee Taylor (January 31, 2019 - $97,200), respectively, in accrued and unpaid salary under the terms of the employment agreement.

(2)
For fiscal years ended January 31, 2020 and 2019 the Company was invoiced a total of $36,000, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors. As at January 31, 2020 there was a total of $58,000 in accrued and unpaid (January 31, 2019 - $22,000).

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the nine months ended October 31, 2019, the company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.  As at January 31, 2020 there was a total of $0 owing to Mr. Jeffery Taylor (January 31, 2019 - $10,000) and $13,000 to Mr. Don Lee Taylor (January 31, 2019 - $13,000), respectively.

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $120,000 in the fiscal years ended January 31, 2020 and 2019 under the terms of this agreement, all of which remains unpaid. As at January 31, 2020 there was a total of $320,000 (January 31, 2019 - $200,000) in accrued and unpaid salary under the terms of the employment agreement.

During the year ended January 31, 2019, the Company issued promissory notes to Mr. Rountree in the accumulated amount of $379,319. During the fiscal year ended January 31, 2020 the Company issued promissory notes to Mr. Rountree in the accumulated amount of $805,901. The notes bear interest at a rate of 1% per annum, each is due nine months from issue date.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS (cont’d)

(4)
…….

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

During the fiscal year ended January 31, 2020 the company recorded $5,973 as license fees under costs of sales.

(5)
Revenue from Greenfield Groves Inc.

Greenfield Groves Inc. is owned by Lindsay Giguiere, wife of Gannon Giguiere, who is the president of Phenix Ventures LLC (See Note 12(b) below), and an over 5% shareholder of the Company’s common stock.

(6)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. We recorded $40,000 and $120,000 in the fiscal years ended January 31, 2020 and 2019, respectively under the terms of this agreement, all of which remains unpaid. As at January 31, 2020 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2019 - $200,000).

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 11: RELATED PARTY TRANSACTIONS (cont’d)

(7)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. We recorded $40,000 and $120,000 in the fiscal years ended January 31, 2020 and 2019, respectively under the terms of this agreement, all of which remains unpaid. As at January 31, 2020 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2019 - $200,000).

(8)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. The employment agreement was not renewed on expiry. We recorded $46,667 and $120,000 in the fiscal years ended January 31, 2020 and 2019, respectively under the terms of this agreement, all of which remains unpaid. As at January 31, 2020 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2019 - $193,333).  Mr. Tucker holds approximately 11.45% of the Company's issued and outstanding shares.

NOTE 12: CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of January 31, 2020, and January 31, 2019, there were 48,557,572 shares issued and 47,557,572 shares outstanding.

There were no shares issued during the year ended January 31, 2020.

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

As of January 31, 2020, and January 31, 2019, no Series A Voting Preferred Shares were issued and outstanding.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 13: COMMITMENTS (cont’d)

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

(e)
On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018 the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. A balance of $21,051 remains due and payable as at January 31, 2020 and January 31, 2019.

(f)
The Company has entered into verbal agreements with Take2L, an arms length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform, which the Company recorded as intangible assets (ref: Note 4)

As at January 31, 2020 and January 31, 2019 an amount of $768,810 is due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 13: COMMITMENTS (cont’d)

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 14: CONTINGENCIES (Continued)

(3) On November 3, 2017, a purported shareholder of the Company, Mr. Hans Menos, filed a verified shareholder derivative complaint against the Individual Defendants in the United States District Court for the District of Nevada (the "Nevada Federal Complaint"). Mr. Menos amended the Nevada Federal Complaint on December 21, 2018. The Company is identified as a nominal defendant, against which no claims are plead. The Nevada Federal Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company. The Nevada Federal Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Individual Defendants, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, Mr. Lewis and Mr. Oveson, unjust enrichment against the Individual Defendants, waste of corporate assets against the Individual Defendants, abuse of control against the Individual Defendants, and gross mismanagement against the Individual Defendants. The Nevada Federal Complaint (I) seeks judicial declarations that (i) Mr. Menos may maintain this action on behalf of the Company and (ii) the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of the Individual Defendants; (3) seeks an order directing the Company and the Individual Defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company. On March 2, 2020, the parties to the Nevada Federal Complaint stipulated to the dismissal thereof, which the Court approved on March 3, 2020.

(4) On February 1, 2019, the lead plaintiff, Mr. Richard Raschke, a purported shareholder of the Company, filed an amended consolidated class action complaint against the Company, the Taylors, and Mr. Gannon Giguiere in the United States District Court for the District of New Jersey (the "Class Action"). The Class Action arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or  on  behalf  of Company. The Class Action asserts claims against all defendants for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act"), violation of Section 20(a) of the Act against the Taylors and Giguiere and Violation of Section 20(b) against Mr. Giguiere. The Class Action seeks (1) certification of the purported class of plaintiffs, (2) compensatory damages in favor of the class and (3) an award of reasonable costs and expenses. Defendants have moved to stay this action.  By consent of the parties, the Court has agreed to suspend this matter pending resolution of the consolidated derivative action in Hawaii.

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

(6) On June 29, 2018, the United States Government filed an indictment as to Gannon Giguiere in the U.S. District Court for the Southern District of California. In a Superseding Indictment, filed on January 25, 2019, the United States alleges that the defendant engaged in a scheme to manipulate the market for the common stock of two penny stock issuers, including ESSI.  The United States claims that Mr. Giguiere is guilty of (1) conspiracy to commit securities fraud and manipulative trading and (2) securities fraud.  On April 22, 2019, Mr. Giguiere entered a plea of not guilty to each of the counts against him in the Superseding Indictment.   On July 23, 2019, defendant entered into a Plea Agreement (the “Plea”) with the Government wherein defendant plead guilty to one charge of conspiracy.  Under the Plea, the Government agreed to dismiss and to not prosecute in the future, the remaining charges including, but not limited to, all charges relating to ESSI when defendant is sentenced.  The sentencing hearing is currently set for September 21, 2020.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONSOLIDTED FINANCIAL STATEMENTS

NOTE 14: CONTINGENCIES (Continued)

(7) On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming the Company, its subsidiary Ga Du Corporation and two of the Company's officers as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract.  The motion has been fully briefed.  On May 13, 2020, plaintiff’s motion for summary judgment as to the personal liability of corporate officers of ESSI and Ga-Du under the Washington Wage Rebate Act was Granted. Corporate officers of ESSI  and its subsidiary Ga-Du are jointly and severally liable (along with ESSI and its wholly-owned subsidiary Ga-Du) for $240,000 in unpaid wages, another $240,000 in exemplary damages, attorney’s fees, and prejudgment interest. Defendants’ cross-motions regarding personal liability was denied.

The Company is vigorously defending all of the aforementioned lawsuits where the action has yet to be adjudicated, dismissed or judgement entered. The successful defense of any of the outstanding lawsuits is undeterminable at this time, as are the extent of any possible damages.

NOTE 15: SUBSEQUENT EVENTS

On April 15, 2020 Mr. L. John Lewis resigned all positions with the Company’s wholly owned subsidiary Ga-Du and also resigned as a director of ESSI.

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

None

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2020, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2020. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of January 31, 2020, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2020:

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

Management's Remediation Initiatives

As of January 31, 2020, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended January 31, 2020, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company and its wholly owned subsidiary, as of January 31, 2020:

Name	Position(s) Held	Age	Date first Elected or Appointed
Jeffery Taylor	President, Secretary, Chief Executive Officer, Director	48	December 17, 2015 as to Chief Executive Officer and President and January 11, 2016 as to Director and Secretary.
Don Lee Taylor	Chief Financial Officer, Treasurer and Director	51	December 17, 2015 as to Chief Financial Officer and January 11, 2016 as to Director and Treasurer
Michael D. Rountree	Chief Operating Officer	50	June 21, 2017
L. John Lewis(1)	Chief Executive Officer, President, Secretary, Treasurer and Director Ga-Du Corporation Director, ESSI	70	June 21, 2017 as to CEO President, Secretary, Treasurer and Director since inception of Ga-Du on June 2, 2017. June 21, as to director of ESSI
S. Randall Oveson	Chief Operating Officer, Ga-Du Corporation Director, ESSI	58	June 21, 2017 as to all positions.

(1)	Mr. Lewis resigned all positions with ESSI and Ga-Du effective April 15, 2020.

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

Mr. Lewis has received the following honorary distinctions: (i) Owl and Key; (ii) Pi Sigma Alpha; and (iii) Who's Who in American Law.  Mr Lewis resigned from the board of directors and all officer positions with Ga-Du effective April 15, 2020.

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

None

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

(3) On November 3, 2017, a purported shareholder of the Company, Mr. Hans Menos, filed a verified shareholder derivative complaint against the Individual Defendants in the United States District Court for the District of Nevada (the "Nevada Federal Complaint"). Mr. Menos amended the Nevada Federal Complaint on December 21, 2018. The Company is identified as a nominal defendant, against which no claims are plead. The Nevada Federal Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company. The Nevada Federal Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Individual Defendants, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, Mr. Lewis and Mr. Oveson, unjust enrichment against the Individual Defendants, waste of corporate assets against the Individual Defendants, abuse of control against the Individual Defendants, and gross mismanagement against the Individual Defendants. The Nevada Federal Complaint (I) seeks judicial declarations that (i) Mr. Menos may maintain this action on behalf of the Company and (ii) the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of the Individual Defendants; (3) seeks an order directing the Company and the Individual Defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company. On March 2, 2020, the parties to the Nevada Federal Complaint stipulated to the dismissal thereof, which the Court approved on March 3, 2020.

(4) On February 1, 2019, the lead plaintiff, Mr. Richard Raschke, a purported shareholder of the Company, filed an amended consolidated class action complaint against the Company, the Taylors, and Mr. Gannon Giguiere in the United States District Court for the District of New Jersey (the "Class Action"). The Class Action arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or  on  behalf  of Company. The Class Action asserts claims against all defendants for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act"), violation of Section 20(a) of the Act against the Taylors and Giguiere and Violation of Section 20(b) against Mr. Giguiere. The Class Action seeks (1) certification of the purported class of plaintiffs, (2) compensatory damages in favor of the class and (3) an award of reasonable costs and expenses. Defendants have moved to stay this action.  By consent of the parties, the Court has agreed to suspend this matter pending resolution of the consolidated derivative action in Hawaii.

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

(6) On June 29, 2018, the United States Government filed an indictment as to Gannon Giguiere in the U.S. District Court for the Southern District of California. In a Superseding Indictment, filed on January 25, 2019, the United States alleges that the defendant engaged in a scheme to manipulate the market for the common stock of two penny stock issuers, including ESSI.  The United States claims that Mr. Giguiere is guilty of (1) conspiracy to commit securities fraud and manipulative trading and (2) securities fraud.  On April 22, 2019, Mr. Giguiere entered a plea of not guilty to each of the counts against him in the Superseding Indictment.   On July 23, 2019, defendant entered into a Plea Agreement (the “Plea”) with the Government wherein defendant plead guilty to one charge of conspiracy.  Under the Plea, the Government agreed to dismiss and to not prosecute in the future, the remaining charges including, but not limited to, all charges relating to ESSI when defendant is sentenced.  The sentencing hearing is currently set for September 21, 2020.

(7) On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming the Company, its subsidiary Ga Du Corporation and two of the Company's officers as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract.  The motion has been fully briefed.  On May 13, 2020, plaintiff’s motion for summary judgment as to the personal liability of corporate officers of ESSI and Ga-Du under the Washington Wage Rebate Act was Granted. Corporate officers of ESSI  and its subsidiary Ga-Du are jointly and severally liable (along with ESSI and its wholly-owned subsidiary Ga-Du) for $240,000 in unpaid wages, another $240,000 in exemplary damages, attorney’s fees, and prejudgment interest. Defendants’ cross-motions regarding personal liability was denied.

The Company is vigorously defending all of the aforementioned lawsuits where the action has yet to be adjudicated, dismissed or judgement entered. The successful defense of any of the outstanding lawsuits is undeterminable at this time, as are the extent of any possible damages.

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

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

We do not currently have a "financial expert" within the meaning of the rules and regulations of the SEC.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended January 31, 2020, the Reporting Persons timely filed all such reports.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)	its principal executive officer;

(b)	each of the Company's two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2020 and 2019; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company's executive officer at the end of the years ended January 31, 2020 and 2019.

 No disclosure is provided for any named executive officer, other than the Company's principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	FYE Jan 31	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeffery Taylor, President, Secretary, CEO, Director [1]	2020	115,000	None	None	None	None	None	None	115,000
	2019	115,000	None	None	None	None	None	None	115,000
Don Lee Taylor CFO, Treasurer Director [2]	2020	105,000	None	None	None	None	None	None	105,000
	2019	105,000	None	None	None	None	None	None	105,000
Michael D Rountree COO[3]	2020	120,000	None	None	None	None	None	None	120,000
	2019	120,000	None	None	None	None	None	None	120,000
L. John Lewis, CEO Ga-Du Corporation [4]	2020	40,000	None	None	None	None	None	None	40,000
	2019	120,000	None	None	None	None	None	None	120,000
S. Randall Oveson, COO, Ga D Corporation [5]	2020	40,000	None	None	None	None	None	None	40,000
	2019	120,000	None	None	None	None	None	None	120,000

[1]
Mr. Jeffery Taylor was appointed CEO and President on December 17, 2015. During fiscal 2020 and 2019 Mr. Taylor received payments of181,019 and $57,000, respectively to reduce his current salary accruals and prior unpaid salary amounts.

[2]
Mr. Don Lee Taylor was appointed CFO on December 17, 2015. During fiscal 2020 and 2019 Mr. Taylor received payments of $10,500 and $57,000, respectively to reduce his current salary accruals and prior unpaid salary amounts.

[3]
Michael D. Rountree was appointed COO of the Company on June 21, 2017. Under the terms of an Employment agreement with Mr. Rountree he charged the Company $120,000 for services during each of fiscal 2020 and 2019, all of which remains unpaid.

[4]
L. John Lewis was appointed a director of ESSI and CEO of Ga-Du Corporation on June 21, 2017. He also serves as the President, Secretary, Treasurer and Director since inception of Ga-Du on June 2, 2017. He resigned from all positions with ESSI and Ga-Du effective April 15, 2020. Under the terms of an Employment agreement with Mr. Lewis he charged the Company $40,000 for services during fiscal 2020 and $120,000 during fiscal 2019, all of which remains unpaid. His employment agreement was not renewed on expiry.

[5]
S. Randall Oveson was appointed a director of ESSI and COO of Ga-Du Corporation on June 21, 2017. Under the terms of an Employment agreement with Mr. Oveson he charged the Company $40,000 for services during fiscal 2020 and $120,000 during fiscal 2019, all of which remains unpaid. His employment agreement was not renewed on expiry.

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

On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. The agreement was renewed upon expiry. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time. Salary payable to Mr. Rountree under the employment agreement has been accrued during fiscal 2018, 2019 and 2020 and a total of $320,000 remains payable under the agreement.

On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time. The employment agreement was not renewed on expiry. Salary payable to Mr. Lewis under the employment agreement has been accrued during fiscal 2018 through fiscal 2020 and a total of $240,000 remains unpaid.

On June 21, 2017, Ga-Du entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry.  Salary payable to Mr. Oveson under the employment agreement has been accrued during fiscal 2018 through 2020 in the total amount of $240,000, all of which remains unpaid.

On June 21, 2017, Ga-Du entered into an employment agreement with Ms. Wendy Maguire, whereby Ms. Maguire accepted employment as Vice President, business development of Ga-Du for two years unless terminated earlier in accordance with the agreement. During her period of employment, Ms. Maguire had a base salary at an annual rate of $120,000.  Ms. Maguire resigned as Vice President, Business Development on December 12, 2018. Prior to her resignation, during September 2018, Ms. Maguire filed a Complaint in the United States District Court from the Western District of Washington for payment of accrued and unpaid wages, legal fees and damages. Refer to Note 14 (7) of the audited financial statements included in this Annual report.

On June 21, 2017, Ga-Du entered into an employment agreement with Mr. Dante Jones, whereby Mr. Jones accepted employment as Special Advisor to Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Jones has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time. The employment agreement was not renewed on expiry.  Salary payable to Mr. Jones under the employment agreement has been accrued during fiscal 2018 through 2020 in the total amount of $240,000, all of which remains unpaid.

On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. Salary payable to Mr. Tucker under the Consulting agreement has been accrued during fiscal 2018 through 2020 in the total amount of $240,000, all of which remains unpaid.

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

During fiscal 2017 the Company filed two separate Form S-8's in April and November 2016 respectively for a total of 10,000,000 shares under its 2016 Equity Incentive Plan.   As of January 31, 2017, a total of 9,307,953 shares had been issued under the respective Form S-8's. There were no shares issued under this plan in fiscal 2018, 2019 or 2020.

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

There have been no shares issued under this plan in fiscal 2020, 2019 or 2018.

Stock Options/SAR Grants

The Company granted no stock options to directors and officers through the 2012 Plan, 2016 Plan or 2017 Plan during the years ended January 31, 2020, 2019 or 2018.

Restricted Stock Awards

No restricted stock awards have been granted during the years ended January 31, 2020 and 2019.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the years ended January 31, 2020 and 2019, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of the years ended January 31, 2020 and 2019.

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

Pension, Retirement or Similar Benefit Plans

As of January 31, 2020, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 15, 2020 certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of June 15, 2020. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 47,557,572 shares of common stock outstanding on June 15, 2020and 0 shares of Preferred Stock issued and outstanding.
(3)	Calculation of percentage of Voting Shares is based on the following voting rights: (a) each share of Common Stock has the right to cast one (1) vote.
(4)	Deepsea Solutions LLC is 50% controlled by S. Randall Oveson.

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 10% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended January 31, 2020, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

As of January 31, 2020, and January 31, 2019, related parties are due a total of $1,543,088 and $537,325, respectively.

	January 31, 2020	January 31, 2019
Related party payable (1)(2)(4)(5)(6)(7)	$1,365,333	$1,040,349
Notes payable (3)	1,298,649	502,739
Total related party transactions	$2,371,738	$1,543,088

Services provided from related parties:

	Twelve Months Ended January 31,
	2020	2019
Mr. Jeffery Taylor (1)	$115,000	$115,000
Mr. Don Lee Taylor (1)	105,000	105,000
Ms. Jennifer Taylor (2)	36,000	36,000
Mr. Michael Rountree (4)	120,000	120,000
L. John Lewis (6)	40,000	120,000
S. Randall Oveson (7)	40,000	120,000
Mr. Andy Tucker (8)	46,667	120,000
	$502,667	$736,000

Interest expenses from related parties:

	Twelve Months Ended January 31,
	2020	2019
Mr. Jeffery Taylor (3)	$21	$133
Mr. Don Lee Taylor (3)	141	136
Mr. Michael Rountree (4)	6,002	929
Mr. Lewis (6)	1,700	857
	$7,864	$2,085

Revenue from related parties:

	Twelve Months Ended January 31,
	2020	2019
Greenfield Groves Inc. (5)	$6,894	$-

(1)
Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company.

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company's actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive's past or future employment by the Company or any Affiliates, or any predecessor thereof ("Work Product"), belong to the Company, or its Affiliates, as applicable. During the fiscal year ended January 31, 2020, the company paid $181,019 to Mr. Jeffery Taylor and $10,500 to Mr. Don Lee Taylor.  As at January 31, 2020 there was a total of $59,137 owing to Mr. Jeffery Taylor (January 31, 2019 - $125,156) and $191,700 to Mr. Don Lee Taylor (January 31, 2019 - $97,200), respectively, in accrued and unpaid salary under the terms of the employment agreement.

(2)
For fiscal years ended January 31, 2020 and 2019 the Company was invoiced a total of $36,000, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors. As at January 31, 2020 there was a total of $58,000 in accrued and unpaid (January 31, 2019 - $22,000).

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the nine months ended October 31, 2019, the company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.  As at January 31, 2020 there was a total of $0 owing to Mr. Jeffery Taylor (January 31, 2019 - $10,000) and $13,000 to Mr. Don Lee Taylor (January 31, 2019 - $13,000), respectively.

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $120,000 in the fiscal years ended January 31, 2020 and 2019 under the terms of this agreement, all of which remains unpaid. As at January 31, 2020 there was a total of $320,000 (January 31, 2019 - $200,000) in accrued and unpaid salary under the terms of the employment agreement.

During the year ended January 31, 2019, the Company issued promissory notes to Mr. Rountree in the accumulated amount of $379,319. During the fiscal year ended January 31, 2020 the Company issued promissory notes to Mr. Rountree in the accumulated amount of $805,901. The notes bear interest at a rate of 1% per annum, each is due nine months from issue date.

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

During the fiscal year ended January 31, 2020 the company recorded $5,973 as license fees under costs of sales.

(5)
Revenue from Greenfield Groves Inc.

Greenfield Groves Inc. is owned by Lindsay Giguiere, wife of Gannon Giguiere, who is the president of Phenix Ventures LLC (See Note 12(b) below), and an over 5% shareholder of the Company’s common stock.

(6)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. We recorded $40,000 and $120,000 in the fiscal years ended January 31, 2020 and 2019, respectively under the terms of this agreement, all of which remains unpaid. As at January 31, 2020 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2019 - $200,000).

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

(7)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. We recorded $40,000 and $120,000 in the fiscal years ended January 31, 2020 and 2019, respectively under the terms of this agreement, all of which remains unpaid. As at January 31, 2020 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2019 - $200,000).

(8)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. The employment agreement was not renewed on expiry. We recorded $46,667 and $120,000 in the fiscal years ended January 31, 2020 and 2019, respectively under the terms of this agreement, all of which remains unpaid. As at January 31, 2020 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2019 - $193,333).  Mr. Tucker holds approximately 11.45% of the Company's issued and outstanding shares.

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

Our independent registered public accounting firm is BF Borgers CPA PC of Lakewood, Colorado. The aggregate fees billed or to be billed for the most recently completed fiscal years ended January 31, 2020 and 2019 for professional services rendered by the principal accountant for the audit of its annual consolidated financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year ended:	January 31, 2020 $	January 31, 2019 $
Audit Fees	40,500	40,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	40,500	40,500

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
*
3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant's Current Report on Form 8-K filed November 13, 2012)	*
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant's Current Report on Form 8-K filed January 3, 2013)	*
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant's Current Report on Form 8-K filed February 18, 2014)	*
3.8	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016		*
3.9	Certificate of Amendment of designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on September 19, 2017		*
4.1	Description of Securities		*
10.1	Consulting Agreement with Standard Consulting LLC (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2018 filed on November 19, 2018)	*
10.2	Trademark Licencing Agreement between the Company and Haiku Holdings LLC	*
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
(32)	Section 1350 Certifications
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*
(101)	Interactive Data Files
101.INS	XBRL Instance Document		*
101.SCH	XBRL Taxonomy Extension Schema Document		*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		*

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: July 7, 2020	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: July 7, 2020	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 7, 2020	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director

Dated: July 7, 2020	/s/ Don Lee Taylor
Don Lee Taylor
Chief Financial Officer, Treasurer and Director

Dated: July 7, 2020	/s/ Michael D. Rountree
Michael D. Rountree
Chief Operating Officer

Dated: July 7, 2020	/s/ S. Randall Oveson
S. Randall Oveson
Director