Form 10-Q
period 2020-07-31
ECO SCIENCE SOLUTIONS, INC.
filed 2020-09-22
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Yes [  ]  No [X]

As of September 18, 2020, there were 47,557,572 shares of the registrant's common stock outstanding.

ECO SCIENCE SOLUTIONS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Page
Unaudited Condensed Consolidated Balance Sheets as of July 31, 2020 and January 31, 2020	F-1
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2020 and 2019	F-2
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended July 31, 2020 and 2019	F-4
Notes to the Unaudited Condensed Consolidated Financial Statements	F-5 to F-21

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2020	January 31, 2020
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$585	$2,877
Accounts receivable, related party	8,091	2,697
Accounts receivable	16,233	20,744
Prepaid expenses	32,992	32,992
Total current assets	57,901	59,310

Property and equipment, net	193	1,741

TOTAL ASSETS	$58,094	$61,051

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,943,766	$2,871,720
Related party payables	1,491,847	1,365,333
Notes payable, short-term, related party	1,534,045	1,298,649
Notes payable	4,110,118	4,115,118
Convertible note, net	1,656,213	1,656,213
Total current liabilities	11,735,989	11,307,033

Total liabilities	11,735,989	11,307,033

Stockholders' deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at July 31, 2019 and January 31, 2019	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 48,557,572 shares issued and 47,557,572 outstanding at July 31, 2020 and January 31, 2020	4,856	4,856
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	61,804,744	61,804,744
Accumulated deficit	(73,479,995)	(73,048,082)
Total stockholders' deficit	(11,677,895)	(11,245,982)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,094	$61,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019
Revenue	$14,730	$-	$32,259	$-
Revenue, related parties	2,697	-	5,394	-
Total revenue	17,427	-	37,653	-

Operating Expenses
Cost of revenue	13,122	-	26,644	-
Depreciation	443	1,105	1,548	2,211
Legal, accounting and audit fees	30,131	60,236	65,237	137,950
Management and consulting fees	85,000	277,000	80,000	568,000
Research, development, and promotion	36,469	-	71,521	19,764
Office supplies and other general expenses	45,177	13,130	94,173	61,956
Advertising and marketing	1,650	12,146	3,240	27,903
Total operating expenses	211,992	363,617	342,363	817,784

Net operating loss	(194,565)	(363,617)	(304,710)	(817,784)

Other income (expenses)
Interest income	-	3,000	-	6,000
Interest expense	(64,401)	(62,816)	(127,203)	(123,104)
Total other income (expenses)	(64,401)	(59,816)	(127,303)	(117,104)

Net loss	$(258,966)	$(423,433)	$(431,913)	$(934,888)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	47,557,572	47,557,572	47,557,572	47,557,572

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2020	-	$-	47,5578,572	$4,756	(1,000,000)	$(7,500)	$61,714,844	$(73,048,082)	$(11,245,982)

Net loss	-	-	-	-	-	-	-	(172,947)	(172,947)

Balance, April 30, 2020	-	-	47,5578,572	$4,756	(1,000,000)	$(7,500)	$61,714,844	$(73,221,029)	$(11,418,929)

Net loss	-	-	-	-	-	-	-	(258,966)	(258,966)

Balance, July 31, 2020	-	$-	47,5578,572	$4,756	(1,000,000)	$(7,500)	$61,714,844	$(73,479,995)	$(11,677,895)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2019	-	$-	48,5578,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(71,181,452)	$(9,379,352)

Net loss	-	-	-	-	-	-	-	(258,966)	(258,966)

Balance, April 30, 2019	-	-	48,5578,572	4,856	(1,000,000)	(7,500)	61,804,744	(71,692,907)	(9,890,807)

Net loss	-	-	-	-	-	-	-	(423,433)	(423,433)

Balance, July 31, 2019	-	$-	48,5578,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(72,116,340)	$(10,314,240)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months ended July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(431,913)	$(934,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,548	2,211
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, related party	(5,394)	-
Decrease (increase) in accounts receivable	4,511	-
Decrease (increase) in interest receivable	-	-
Decrease (increase) in prepaid expenses	-	(6,000)
Increase (decrease) in accounts payable and accrued expenses	72,046	319,835
Increase (decrease) in related party payables	126,514	265,986
Net cash used in operating activities	(232,688)	(352,856)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Note payable	(5,000)	-
Note payable, related party	235,396	353,618
Net cash provided by financing activities	230,396	353,618

Net decrease in cash	(2,292)	762

Cash-beginning of period	2,877	1,609

Cash-end of period	$585	$2,371

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 31, 2020

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
Six months ended July 31, 2020

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

Financial Statements Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six months ended July 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2021.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019 as filed with the Securities and Exchange Commission on July 7, 2020.

Principals of Consolidation

The consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly-owned subsidiary, Ga-Du Corporation. All significant intercompany balances and transactions have been eliminated.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 31, 2020

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont'd)

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2020, the Company had a working capital deficit of $11,678,088 and an accumulated deficit of $73,479,995. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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
Six months ended July 31, 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized.  These costs are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation.  There is no impairment expense for the intangible assets in the three and six months ended July 31, 2020 or for the fiscal year ended January 31, 2020.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $1,650 during the three month period ended July 31, 2020 and $12,146 in the same period ended July 31, 2019. Advertising and marketing costs are expensed as incurred and were $3,240 during the six month period ended July 31, 2020 and $27,903 in the same period ended July 31, 2019. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo app and enterprise software for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

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

$14,730 and $32,259 has been recognized as revenue in the three and six months ended July 31, 2020, with $0 revenue in the same periods ended July 31, 2019. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

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
Six months ended July 31, 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Revenue Recognition (cont’d)

While AFN re-commenced operating the eXPOTM platform during August 2019, Ga-Du does not yet have any additional revenue allocations.  Presently AFN is growing exclusively on a Member referral basis. We expect revenue from this agreement to resume during fiscal 2021.  The Company has determined to record its revenue in respect to the LMMA upon receipt until such time as the fee structure and reporting process become more easily determinable. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) at July 31, 2020 and January 31, 2020. The Company will record the revenue once we receive the proceeds.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of July 31, 2020, and January 31, 2020, $248,432 for the value of the stock settled debt for certain convertible notes is included in the Convertible note, net account under balance sheet. (see Note 10).

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 31, 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Recently issued accounting pronouncements

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	July 31, 2020	January 31, 2020
Office equipment	$15,528	$15,528
Less: accumulated depreciation and amortization	(15,335)	(13,787)
Total property and equipment, net	$193	$1,741

Depreciation expense (excluding impairment) amounted to $443 and $1,105 for the three months ended July 31, 2020 and 2019, respectively.

Depreciation expense (excluding impairment) amounted to $1,548 and $2,211 for the six months ended July 31, 2020 and 2019, respectively.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 31, 2020

NOTE 4: LICENSE AND MASTER MARKETING AGREEMENT (cont’d)

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

NOTE 5: PREPAID EXPENSES

Prepaid expenses consist of the following:

	July 31, 2020	January 31, 2020
Office lease – Security deposits	$13,127	$13,127
Prepaid other expenses	19,865	19,865
Total prepaid expense	$32,992	$32,992

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

NOTE 7: NOTES PAYABLE

Total
Balance, January 31, 2019	$4,122,618
Repayment to Note 3	(7,500)
Balance, January 31, 2020	4,115,118
Repayment to Note 3	(5,000)
Balance, July 31, 2020	$4,110,118

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date. During the three and six months ended July 31, 2020, the Company accrued interest expense of $37 and $73, respectively. During the three and six months ended July 31, 2019, the Company accrued interest expense of $37 and $74, respectively. As of July 31, 2020, and January 31, 2020, the Company has accrued interest payable of $628 and $555, respectively.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 31, 2020

NOTE 7: NOTES PAYABLE (cont’d)

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and is due three months from issue date. As at January 31, 2018 the note became due and remained unpaid. During the three and six months ended July 31, 2020 the Company accrued interest expense of $126 and $249, respectively. During the three and six months ended July 31, 2019 the Company accrued interest expense of $126 and $248, respectively. As of July 31, 2020, and January 31, 2020, the Company has accrued interest payable of $1,875 and 1,626, respectively.

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

During the fiscal year ended January 31, 2020, the Company made cash payment of $7,500 to the note. During the six  months ended July 31, 2020, the Company made cash payment of $5,000 to the note.

During the three and six months ended July 31, 2020 the Company accrued interest expense of $56,342 and $111,495, respectively. During the three and six months ended July 31, 2019 the Company accrued interest expense of $56,531 and $111,218, respectively. As of July 31, 2020, and January 31, 2020, the Company has accrued interest payable of $604,446 and $492,951, respectively.

Note 4:

During the year ended January 31, 2019, the Company received accumulated amount of $305,266 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the three and six months ended July 31, 2020 the Company accrued interest expense of $716 and $1,417, respectively. During the three and six months ended July 31, 2019 the Company accrued interest expense of $717 and $1,410, respectively. As of July 31, 2020, and January 31, 2020, the Company has accrued interest payable of $5,723 and $4,306, respectively.

Note 5:

On September 12, 2018 the Company received amount of $14,422 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date. During the three and six months ended July 31, 2020 the Company accrued interest expense of $36 and $72, respectively. During the three and six months ended July 31, 2019 the Company accrued interest expense of $36 and $72, respectively. As of July 31, 2020, and January 31, the Company has accrued interest payable of $255 and $183, respectively.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 31, 2020

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

As at the date of this report, the Lender has not made a demand for payment and the note is in default.

At July 31, 2020 and January 31, 2020, convertible note payable consisted of the following:

	July 31, 2020	January 31, 2020
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

During the three and six months ended July 31, 2020, the Company accrued interest expense of $3,598 and $7,117, respectively. During the three and six months ended July 31, 2019, the Company accrued interest expense of $3,598 and $7,078, respectively. As of July 31, 2020, and January 31, 2020, the Company has accrued interest payable of $39,261 and $32,144, respectively.

NOTE 9: RELATED PARTY TRANSACTIONS

As of July 31, 2020, and January 31, 2020, related parties are due a total of $2,848,861 and $2,371,738, respectively.

	July 31, 2020	January 31, 2020
Related party payables (1)(2)(4)(5)(6)(7)	$1,491,847	$1,365,333
Notes payable (3)(4)	1,534,045	1,298,649
Total related party transactions	$3,025,892	$2,371,738

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 31, 2020

NOTE 9: RELATED PARTY TRANSACTIONS (cont’d)

Services provided from related parties:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Mr. Jeffery Taylor (1)	$28,750	$28,750	$57,500	$57,500
Mr. Don Lee Taylor (1)	26,250	26,250	52,500	52,500
Ms. Jennifer Taylor (2)	9,000	9,000	18,000	18,000
Mr. Michael Rountree (4)	30,000	30,000	60,000	60,000
L. John Lewis (5)	-	30,000	-	60,000
S. Randall Oveson (6)	-	30,000	-	60,000
Mr. Andy Tucker (7)	-	30,000	-	60,000
	$94,000	$184,000	$188,000	$368,000

Interest expenses from related parties:
	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Mr. Jeffery Taylor (3)	$-	$-	$-	$21
Mr. Don Lee Taylor (3)	33	33	65	75
Mr. Michael Rountree (4)	3,085	1,311	5,866	2,066
Mr. Lewis (5)	429	428	848	843
	$3,547	$1,772	$6,779	$3,005

Revenue from related parties:
	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Greenfield Groves Inc. (5)	$2,697	$-	$5,394	$21

(1)
Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company.

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company's actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive's past or future employment by the Company or any Affiliates, or any predecessor thereof ("Work Product"), belong to the Company, or its Affiliates, as applicable. During the six months ended July 31, 2020, the company paid $72,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.  As at July 31, 2020 there was a total of $44,637 owing to Mr. Jeffery Taylor (January 31, 2020 - $59,137) and $244,200 to Mr. Don Lee Taylor (January 31, 2020 - $191,700), respectively, in accrued and unpaid salary under the terms of the employment agreement.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 31, 2020

NOTE 9: RELATED PARTY TRANSACTIONS (cont’d)

(2)
For three and six months ended July 31, 2020 and July 31, 2019 the Company was invoiced a total of $9,000 and $18,000, respectively, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors. As at July 31, 2020 there was a total of $76, 000 in accrued and unpaid (January 31, 2020 - $58,000) consulting fees.

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the July 31, 2020 there was a total of $0 owing to Mr. Jeffery Taylor (January 31, 2020 - $0) and $13,000 to Mr. Don Lee Taylor (January 31, 2020 - $13,000), respectively.

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $120,000 in the fiscal years ended January 31, 2020 and 2019 under the terms of this agreement, all of which remains unpaid. As at July 31, 2020 there was a total of $380,000 (January 31, 2020 - $320,000) in accrued and unpaid salary under the terms of the employment agreement.

During the year ended January 31, 2019, the Company issued promissory notes to Mr. Rountree in the accumulated amount of $379,319.

During the fiscal year ended January 31, 2020 the Company issued promissory notes to Mr. Rountree in the accumulated amount of $805,901. The notes bear interest at a rate of 1% per annum, each is due nine months from issue date.

During the six months ended July 31, 2020, the Company issued promissory notes to Mr. Rountree in the accumulated amount of $235,396.

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

During the three and six months ended July 31, 2020 the company recorded $1,743 and $3,735 as license fees under costs of sales, respectively.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 31, 2020

NOTE 9: RELATED PARTY TRANSACTIONS (cont’d)

(5)
Revenue from Greenfield Groves Inc.

Greenfield Groves Inc. is owned by Lindsay Giguiere, wife of Gannon Giguiere, who is the president of Phenix Ventures LLC (See Note 11(b) below), and an over 5% shareholder of the Company’s common stock.

(6)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. We recorded $0 and $60,000 in the six months period ended July 31, 2020 and 2019, respectively under the terms of this agreement, all of which remains unpaid. As at July 31, 2020 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2020 - $240,000).

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

(7)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. We recorded $0 and $60,000 in the six months period ended July 31, 2020 and 2019, respectively under the terms of this agreement, all of which remains unpaid. As at July 31, 2020 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2020 - $240,000).

(8)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. The employment agreement was not renewed on expiry. We recorded $0 and $60,000 in the six months period ended July 31, 2020 and 2019, respectively under the terms of this agreement, all of which remains unpaid. As at July 31, 2020 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2020 - $240,000).  Mr. Tucker holds approximately 11.45% of the Company's issued and outstanding shares.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 31, 2020

NOTE 10: CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of July 31, 2020, and January 1, 2020, there were 48,557,572 shares issued and 47,557,572 shares outstanding. There were no shares issued during the six months ended July 31, 2020 or the fiscal year ended January 31, 2020.

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

As of July 31, 2020, and January 31, 2020, no Series A Voting Preferred Shares were issued.

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

In addition, we must deliver the other required documents, instruments and writings required. PVLLC is not required to purchase the Put Shares unless:

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 31, 2020

NOTE 11: COMMITMENTS (cont’d)

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

(e)
On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018 the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. A balance of $21,051 remains due and payable as at July 31, 2020 and January 31, 2020.

(f)
The Company has entered into verbal agreements with Take2L, an arms length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform.

As at July 31, 2020 and January 31, 2020 an amount of $768,810 is due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 31, 2020

NOTE 11: COMMITMENTS (cont’d)

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
Six months ended July 31, 2020

NOTE 12: CONTINGENCIES (cont'd)

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended July 31, 2020

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

Results of Operations

Comparison of the three months ended July 31, 2020 and 2019:

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the three months ended July 31, 2020 and 2019:

	For the Three Months Ended July 31,
	2020	2019
Revenue	$14,730	$-
Revenue, related parties	2,697	-
Total revenue	17,427	-

Operating expenses:
Cost of revenue	13,122	-
Depreciation	443	1,105
Legal, accounting and audit fees	30,131	60,236
Management and consulting fees	85,000)	277,000
Research, development, and promotion	36,469	-
Office supplies and other general expenses	45,177	13,130
Advertising and marketing	1,650	12,146
Total operating expenses	211,992	363,617

Net operating loss	(194,565)	(363,617)

Other income (expenses)
Interest income	-	3,000
Interest expense	(64,401)	(62,816)
Total other income (expense)	(64,401)	(59,816)

Net loss	$(258,966)	$(423,433)

Revenue

During the three months ended July 31, 2020, the Company generated $17,427 in total revenue of which $2,697 was from contracts with related parties, as compared to $Nil in the three months ended July 31, 2019. Revenue recorded during the most recently completed three-month period relates directly to the licensing of the Herbo enterprise software to various customers. We entered into amendments to certain licensing and marketing agreements subsequent during fiscal 2019 which provide for fee-based income calculated retroactively between March and October 2018 as a result of certain beta trials with respect to the eXPOTM platform, as at July 31, 2020, the amounts generated from this agreement have not been received by the Company and therefore while revenue has been generated, no revenue has been recorded in our financial statements.  We intend to record the revenue attributable to the Company of $28,431 upon receipt.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue, including fees and commissions payable. Such costs are recorded as incurred. During the three months ended July 31, 2020 we incurred costs of $13,122 as compared to $Nil during the three months ended July 31, 2019.  Current costs are related to sales of our licensed Herbo enterprise software.  Our ongoing costs of revenue will consist consists primarily of fees and commissions paid in respect to the operation and installation of our Herbo enterprise software.  In the case of revenue earned by our wholly owned subsidiary, when recorded, proceeds allocated to our revenue interest are net of associated costs.

General and Administrative Expenses

	For the three Months Ended July 31,
	2020	2019	Variances
Operating expenses:
Cost of revenue	$13,122	$-	$13,122
Depreciation	443	1,105	(662)
Legal, accounting and audit fees	30,131	60,236	(30,105)
Management and consulting fees	85,000	277,000	(192,000)
Research, development, and promotion	36,469	-	36,469
Office supplies and other general expenses	45,177	13,130	(32,047)
Advertising and marketing	1,650	12,146	(10,496)
Total operating expenses	$211,992	$363,617	$(151,625)

General and administrative expenses during the three-month period ended July 31, 2020 of $211,992 ($363,617- 2019) include management and consulting fees of $85,000 as compared to $277,000 in the comparative three months ended July 31, 2019.  This decrease to management fees is a direct result of the departure of certain consultants during fiscal 2020, and the Company’s determination not to renew certain contracts on their expiry. Expenditures of $1,650 during the three months ended July 31, 2020 (2019 - $12,146) on advertising and marketing reflect a reduction in costs paid to Yahoo as the Company has refocused its marketing efforts on its licensed Herbo enterprise software suite through a reseller agreement and curtailed its app marketing expenses during the current three-month period.  During the current three months the Company recorded costs of revenue of $13,122 compared to $Nil in the prior comparative three-month period as we were able to expand our customer base for our licensed Herbo Enterprise Software.  Legal, accounting and audit fees incurred in the three-month period ended July 31, 2020 of  $30,131 have also decreased substantially as compared to $60,236 in the prior comparative period as the Company's legal fees with respect to certain ongoing litigation declined in the current period as legal actions are moving to settlement.   The Company expended $36,469 on research, development and promotion in the current three months ended July 31, 2020 as we continued improvements to our licensed Herbo enterprise software as compared to $Nil in the same three months ended July 31, 2019.  Office supplies and other general expenses increased period over period and totaled $45,177 (2020) and $13,130 (2019), respectively.

The Company reduced its operating expenses by $151,625 over the respective three-month periods ended July 31, 2020 and 2019.

The Company recorded interest expense of $64,401 and $62,816 in respect of certain convertible notes and other loan agreements, respectively during the three months ended July 31, 2020 and 2019.  Interest income recorded in the three months ended July 31, 2020 and 2019 totaled $Nil and $3,000, respectively.

The net loss in the comparative three-month periods ended July 31, 2020 and 2019 totaled $258,966 and $423,433, respectively.

Comparison of the six months ended July 31, 2020 and 2019

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the six months ended July 31, 2020 and 2019:

	For the Six Months Ended July 31,
	2020	2019
Revenue	$32,259	$-
Revenue, related parties	5,394	-
Total revenue	37,653	-

Operating expenses:
Cost of revenue	26,644	-
Depreciation	1,548	2,211
Legal, accounting and audit fees	65,237	137,950
Management and consulting fees	80,000	568,000
Research, development, and promotion	71,521	19,764
Office supplies and other general expenses	94,173	61,956
Advertising and marketing	3,240	27,903
Total operating expenses	342,363	817,784

Net operating loss	(304,710)	(817,784)

Other income (expenses)
Interest income	-	6,000
Interest expense	(127,203)	(123,104)
Total other income (expense)	(127,303)	(117,104)

Net loss	$(431,913)	$(934,888)

Revenue

During the six months ended July 31, 2020, the Company generated $37,653 in total revenue of which $5,394 was from contracts with related parties, as compared to $Nil in the six months ended July 31, 2019. Revenue recorded during the most recently completed six-month period relates directly to the licensing of the Herbo enterprise software to various customers. We entered into amendments to certain licensing and marketing agreements subsequent during fiscal 2019 which provide for fee-based income calculated retroactively between March and October 2018 as a result of certain beta trials with respect to the eXPOTM platform, as at July 31, 2020, the amounts generated from this agreement have not been received by the Company and therefore while revenue has been generated, no revenue has been recorded in our financial statements.  We intend to record the revenue attributable to the Company of $28,431 upon receipt.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue, including fees and commissions payable. Such costs are recorded as incurred. During the six months ended July 31, 2020 we incurred costs of $26,644 as compared to $Nil during the six months ended July 31, 2019.  Current costs are related to sales of our licensed Herbo enterprise software.  Our ongoing costs of revenue will consist consists primarily of fees and commissions paid in respect to the operation and installation of our Herbo enterprise software.  In the case of revenue earned by our wholly owned subsidiary, when recorded, proceeds allocated to our revenue interest are net of associated costs.

General and Administrative Expenses

	For the Six Months Ended July 31,
	2020	2019	Variances
Operating expenses:
Cost of revenue	$26,644	$-	$26,644
Depreciation	1,548	2,211	(663)
Legal, accounting and audit fees	65,237	137,950	(72,713)
Management and consulting fees	80,000	568,000	(488,000)
Research, development, and promotion	71,521	19,764	51,757
Office supplies and other general expenses	94,173	61,956	(32,217)
Advertising and marketing	3,240	27,903	(24,663)
Total operating expenses	$342,363	$817,784	$(475,421)

General and administrative expenses during the six-month period ended July 31, 2020 of $342,363 ($817,784 - 2019) include management and consulting fees of $80,000 as compared to $568,000 in the comparative six months ended July 31, 2019.  This decrease to management fees is a result of a reduction in consulting fees during the current six-month period due to the departure of certain consultants and management and the Company’s determination not to renew certain contracts on their expiry, as well as a credit related to certain prior accrued fees for consulting services in the amount of $90,000 which were forgiven in the current six months ended July 31, 2020. Expenditures of $3,240 during the three months ended July 31, 2020 (2019 - $27,903) on advertising and marketing reflect a reduction in costs paid to Yahoo as the Company has refocused its marketing efforts on its licensed Herbo enterprise software suite through a reseller agreement and curtailed its app marketing expenses during the current six-month period.   During the current six months the Company recorded costs of revenue of $26,644 compared to $Nil in the prior comparative six-month period as we were able to expand our customer base for our licensed Herbo Enterprise Software.  Legal, accounting and audit fees incurred in the six month period ended July 31, 2020 of  $65,237 have also decreased substantially as compared to $137,950 in the prior comparative period as the Company's legal fees with respect to certain ongoing litigation declined in the current period as legal actions are moving to settlement.   The Company expended $71,521 on research, development and promotion in the current six months ended July 31, 2020 as we continued improvements to our licensed Herbo enterprise software as compared to $19,764 in the same six months ended July 31, 2019.  Office supplies and other general expenses increased period over period and totaled $94,1736 (2020) and $61,956 (2019), respectively.

The Company reduced its operating expenses by $475,421 over the respective six-month periods ended July 31, 2020 and 2019.

The Company recorded interest expense of $127,203 and $123,104 in respect of certain convertible notes and other loan agreements, respectively during the six months ended July 31, 2020 and 2019.  Interest income recorded in the six months ended July 31, 2020 and 2019 totaled $Nil and $6,000, respectively.

The net loss in the comparative six-month periods ended July 31, 2020 and 2019 totaled $431,913 and $934,888, respectively.

Plan of Operation

The Company changed the focus of its business at the close of fiscal 2016 to operate in the ecofriendly technology sector using social media sites and offering apps to generate advertising revenues and download fees. During fiscal 2017 the Company laid the groundwork for income generation from these services by investing in ongoing development of its applications, websites and visibility in both the local and global market.  The Company has invested heavily in advertising and research and development to allow its applications and ecommerce website visibility on a global stage. During fiscal 2018 we further added to our business portfolio with the acquisition of Ga-Du corporation and the entry into a licensing and marketing agreement that should see the Company generating revenues in fiscal 2019.  During fiscal 2019, the Company licensed the Herbo Enterprise Software suite and completed certain customization efforts, which has allowed the Company to commence generating revenue by way of sales of software licenses during fiscal 2020 and during the current six months ended July 31, 2020.  The Company's need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish substantive revenues from operations. We have also had to rely heavily on loans from related parties in our most recently completed fiscal year as we work to have our shares returned for quotation to the OTCMarkets. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2020, the Company had a working capital deficit of $11,678,088 and an accumulated deficit of $73,479,995. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Liquidity and Capital Resources

As of July 31, 2020, the Company had total current assets of $57,901, and total current liabilities of $11,735,989 as compared to $59,310 in current assets and $11,307,033 in total current liabilities at the fiscal year ended January 31, 2020. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible notes and loans from related parties.  We have recently commenced generating revenue from the licensing of our Herbo Enterprise Software, however, these revenues are not yet sufficient to meet our ongoing operational overhead. While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 11(b)) to the financial statements contained herein) we have been unable to obtain any funding under this agreement in the most recently completed fiscal year. There can be no guarantee the Company will receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads.  While we have generated modest revenue in fiscal 2020 and in the current quarter from the Herbo Enterprise Software, as well as $28,431 during fiscal 2019 relative to Ga-Du’s agreements with AFN, which will be recorded when received from our licensing partner, we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn and ongoing impact of COVID-19 may make it difficult to find new capital sources for the Company should they be required.

Cash flows from operating activities

During the six months ended July 31, 2020 and 2019 the Company used $232,688 and $352,856 of cash for operating activities respectively. The decrease in cash used in operating activities period over period is attributed to a reduction to the net loss reported in the six months ended July 31, 2020 as compared to the same six months in 2019. Current period results include an increase to related party payables of $126,514 as compared to $265,986 in the same six-month period in 2019, and an increase to accounts payable of $72,046  in the current six months as compared to an increase of $319,835 in the period ended July 31, 2019.  This is primarily due to the settlement of certain prior accrued consulting fees at a discount to the originally recorded contract value.  The Company recorded an increase to prepaid expenses of $6,000 during the six months ended July 31, 2019, with no comparable results during the current six months ended July 31, 2020.  Finally, we recorded a decrease to accounts receivable in the current six months ended July 31, 2020 of $4,511 and an increase to related party receivables of $5,394 with no comparable results during the six months ended July 31, 2019.

Cash flows from investing activities

During the three months ended July 31, 2020 and 2019, the Company used no cash for investing activities.

Cash flows from financing activities

During the six months ended July 31, 2020 and 2019 the Company repaid $5,000 and $Nil of notes payable.  Further during the current six months ended July 31, 2020 the Company received related party loans of $235,396 as compared to $353,618 in the prior comparative six months ended July 31, 2019.

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

Critical Accounting Policies

The preparation of our condensed consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the six months ended July 31, 2020.  Refer to Note 2 to our unaudited condensed consolidated financial statements contained herein.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the six months ended July 31, 2020 that have materially, or are reasonably likely to materially, affect the Company's internal controls over financial reporting.

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

ECO SCIENCE SOLUTIONS, INC.

September 21, 2020	/s/ Jeffery Taylor
Jeffery Taylor
President, Chief Executive Officer, Secretary and Director