Form 10-Q
period 2020-10-31
ECO SCIENCE SOLUTIONS, INC.
filed 2020-12-21
CIK 1490873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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
Emerging growth company [ ]

   If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

As of December 18, 2020, there were 45,457,572 shares of the registrant's common stock outstanding.

ECO SCIENCE SOLUTIONS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Page
Unaudited Condensed Consolidated Balance Sheets as of October 31, 2020 and January 31, 2020	F-1
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2020 and 2019	F-2
Unaudited Condensed Consolidated Statements of Stockholders’ Deficit	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 31, 2020 and 2019	F-4
Notes to the Unaudited Condensed Consolidated Financial Statements	F-5 to F-25

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2020	January 31, 2020
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$4,888	$2,877
Accounts receivable, related party	10,788	2,697
Accounts receivable	11,989	20,744
Prepaid expenses	32,992	32,992
Total current assets	60,657	59,310

Property and equipment, net	-	1,741

TOTAL ASSETS	$60,657	$61,051

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,611,104	$2,871,720
Related party payables	1,556,757	1,365,333
Notes payable, short-term, related party	1,676,274	1,298,649
Notes payable	4,110,118	4,115,118
Convertible note, net	1,656,213	1,656,213
Total current liabilities	12,610,466	11,307,033

Total liabilities	12,610,466	11,307,033

Stockholders' deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at October 31, 2020 and January 31, 2020	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 48,557,572 shares issued and 47,557,572 outstanding at October 31, 2020 and January 31, 2020	4,856	4,856
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	61,804,744	61,804,744
Accumulated deficit	(74,351,909)	(73,048,082)
Total stockholders' deficit	(12,549,809)	(11,245,982)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$60,657	$61,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue	$12,732	$9,194	$44,991	$9,194
Revenue, related parties	2,697	4,197	8,091	4,197
Total revenue	15,429	13,391	53,082	13,391

Operating Expenses
Cost of revenue	12,625	17,754	39,269	17,754
Depreciation	193	1,106	1,741	3,317
Legal, accounting and audit fees	42,784	69,139	108,021	207,089
Management and consulting fees	214,122	75,541	372,123	643,541
Research, development, and promotion	36,892	66,468	108,413	86,232
Office supplies and other general expenses	7,692	19,655	23,864	81,611
Advertising and marketing	1,810	10,599	5,050	38,502
Total operating expenses	316,118	260,262	658,481	1,078,046

Net operating loss	(300,689)	(246,871)	(605,399)	(1,064,655)

Other income (expenses)
Interest income	-	3,000	-	9,000
Interest expense	(64,723)	(63,204)	(191,926)	(186,308)
Other expense	(506,502)	(127,833)	(506,502)	(127,833)
Total other income (expenses)	(571,225)	(180,037)	(698,428)	(305,141)

Net loss	$(871,914)	$(434,908)	$(1,303,827)	$(1,369,796)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic and diluted	47,557,572	47,557,572	47,557,572	47,557,572

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2020	-	$-	47,557,572	$4,756	(1,000,000)	$(7,500)	$61,714,844	$(73,048,082)	$(11,245,982)

Net loss	-	-	-	-	-	-	-	(172,947)	(172,947)

Balance, April 30, 2020	-	-	47,557,572	4,756	(1,000,000)	(7,500)	61,714,844	(73,221,029)	(11,418,929)

Net loss	-	-	-	-	-	-	-	(258,966)	(258,966)

Balance, July 31, 2020	-	-	47,557,572	4,756	(1,000,000)	(7,500)	61,714,844	(73,479,995)	(11,677,895)

Net loss	-	-	-	-	-	-	-	(871,914)	(871,914)

Balance, October 31, 2020	-	$-	47,557,572	$4,756	(1,000,000)	$(7,500)	$61,714,844	$(74,351,909)	$(12,549,809)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 31, 2019	-	$-	48,557,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(71,181,452)	$(9,379,352)

Net loss	-	-	-	-	-	-	-	(511,455)	(511,455)

Balance, April 30, 2019	-	-	48,557,572	4,856	(1,000,000)	(7,500)	61,804,744	(71,692,907)	(9,890,807)

Net loss	-	-	-	-	-	-	-	(423,433)	(423,433)

Balance, July 31, 2019	-	-	48,557,572	4,856	(1,000,000)	(7,500)	61,804,744	(72,116,340)	(10,314,240)

Net loss	-	-	-	-	-	-	-	(434,908)	(434,908)

Balance, October 31, 2019	-	$-	48,557,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(72,551,248)	$(10,749,148)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,303,827)	$(1,369,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,741	3,317
Bad debt on uncollected loan receivable	-	100,000
Bad debt on uncollected interest receivable	-	27,833
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, related party	(8,091)	-
Decrease (increase) in accounts receivable	8,755	(4,896)
Decrease (increase) in interest receivable	-	(9,000)
Decrease (increase) in prepaid expenses	-	(4,865)
Increase (decrease) in accounts payable and accrued expenses	739,384	436,772
Increase (decrease) in related party payables	191,424	250,317
Net cash used in operating activities	(370,614)	(570,318)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Note payable	(5,000)	-
Note payable, related party	377,625	578,333
Net cash provided by financing activities	372,625	578,333

Net decrease in cash	2,011	8,015

Cash-beginning of period	2,877	1,609

Cash-end of period	$4,888	$9,624

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

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
Nine months ended October 31, 2020

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont'd)

Organization and nature of business (cont'd)

During fiscal 2018 and 2019, as AFN focused its efforts to expand its eXPOTM banking relationships to support next phase operations, the Company focused on rolling out the Herbo Enterprise Software and building that user base.  The Herbo software provides a point of sale, bookkeeping and banking functions, inventory management and tracking, compliance and reporting, tax and accounting, payroll and HR, ecommerce and payment gateway services and CRM and customer loyalty functions all under one software suite. During fiscal 2020, the Company entered into various licensing contracts for the Herbo Enterprise Software and has commenced generating revenue from this segment of its operations. We expect revenues from our agreements with AFN to return during fiscal 2021.

On September 21, 2020, the United States District Court for the District of Hawaii issued an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), preliminarily approving a proposed settlement (the “Settlement”) as set forth in a Stipulation of Settlement dated September 21, 2020 (the “Stipulation”), by and among (i) plaintiffs Mr. Ian Bell and Mr. Marc D' Annunzio, individually and derivatively on behalf of Eco Science Solutions Inc. (the “ESSI or the Company”); (ii) certain of the Company’s current and former officers, directors and consultants; and (iii) the Company.

Pursuant to the Court's Preliminary Approval Order, a hearing was held on November 17, 2020, before the Honorable Leslie Kobayashi, in the United States District Court for the District of Hawaii.  At the hearing the Settlement was approved, causing the dismissal of the litigation with prejudice. An Order to this effect was issued on December 3, 2020. See Notes 12 and 13 below.
Headquartered in Maui, Hawaii, with operations in Southern California, Eco Science Solutions, Inc. is an enterprise technology Company delivering solutions to the global health and wellness industry. The Company continues to develop its Herbo Platform, a 360-degree ecosystem for business location, communications between consumers and business operators, inventory management / selection, payment facilitation, delivery arrangement and unitized accounting.

* Eco Science Solutions, Inc. is not in the business of growing, manufacturing, or distributing cannabis.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

NOTE 1: NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS (cont'd)

Financial Statements Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended October 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2021.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 as filed with the Securities and Exchange Commission on July 7, 2020.

Principals of Consolidation

The consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly-owned subsidiary, Ga-Du Corporation. All significant intercompany balances and transactions have been eliminated.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2020, the Company had a working capital deficit of $12,549,808 and an accumulated deficit of $74,351,909. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

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

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized.  These costs are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation.  There is no impairment expense for the intangible assets in the three and nine months ended October 31, 2020 or for the fiscal year ended January 31, 2020.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $1,810 during the three months period ended October 31, 2020 and $10,599 in the same period ended October 31, 2019. Advertising and marketing costs are expensed as incurred and were $5,050 during the nine months period ended October 31, 2020 and $38,502 in the same period ended July 31, 2019. Advertising and marketing costs include ad placement and click through programs placed on a wide network of mediums acquired from advertising consolidators including Outbrain, MGID, Rev Content, Yahoo, MSN, AOL, Google and others for the full scope of the Company's brands including the Herbo app and enterprise software for all platforms, GooglePlay, iOS, Android, as well as the corporate e-commence site and all the other underlying supporting social media platforms such as YouTube, Twitter, Instagram, and Facebook. Further the Company incurs other advertising expense in respect to its attendance at various venues to promote our business objectives.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

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

$12,732 and $44,991 has been recognized as revenue in the three and nine months ended October 31, 2020, with $9,194 revenue in the same periods ended October 31, 2019. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

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

While AFN re-commenced operating the eXPOTM platform during August 2019, Ga-Du does not yet have any additional revenue allocations.  Presently AFN is growing exclusively on a Member referral basis. We expect revenue from this agreement to resume during fiscal 2021.  The Company has determined to record its revenue in respect to the LMMA upon receipt until such time as the fee structure and reporting process become more easily determinable. Pursuant to AFN's revenue reports, the amount payable to Ga-Du Corporation is $28,431 (10% of net revenue generated by Colorado Business) at October 31, 2020 and January 31, 2020. The Company will record the revenue once we receive the proceeds.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company's common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of October 31, 2020, and January 31, 2020, $248,432 for the value of the stock settled debt for certain convertible notes is included in the Convertible note, net account under balance sheet. (see Note 10).

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	October 31, 2020	January 31, 2020
Office equipment	$15,528	$15,528
Less: accumulated depreciation and amortization	(15,528)	(13,787)
Total property and equipment, net	$-	$1,741

Depreciation expense (excluding impairment) amounted to $193 and $1,106 for the three months ended October 31, 2020 and 2019, respectively.

Depreciation expense (excluding impairment) amounted to $1,741 and $3,317 for the nine months ended October 31, 2020 and 2019, respectively.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

NOTE 5: PREPAID EXPENSES

Prepaid expenses consist of the following:

	October 31, 2020	January 31, 2020
Office lease – Security deposits	$13,127	$13,127
Prepaid other expenses	19,865	19,865
Total prepaid expense	$32,992	$32,992

NOTE 6: CONVERTIBLE PROMISSORY NOTE RECEIVABLE

As discussed in Note 5, the Company acquired a convertible note receivable in the principal amount of $100,000 and accrued interest receivable in the amount of $14,533 on September 22, 2017.

The Note matures on July 6, 2018 and bears interest at a rate of 12% per annum and is payable to Ga-Du Corporation.  The Note can, at Ga-Du's option, be converted upon maturity into 1.12% of the equity of Alliance. The Company wrote off the balance of promissory note receivable on October 31, 2019. The Company wrote off the balance of principal and interest receivable on October 31, 2019.

NOTE 7: NOTES PAYABLE

Note payable consists of the following loans:

	October 31, 2020	January 31, 2020
Note 1 in fiscal year 2017 each due in three months from issuance date	$14,930	$14,930
Note 2 in fiscal year 2017 due in three months from issuance date	50,000	50,000
Note 3 in fiscal year 2017, 2018 and 2019, each due in twelve months from issuance date	3,725,500	3,730,500
Note 4 in fiscal year 2017, each due in nine months from issuance date	305,266	305,266
Note 5 in fiscal year 2019 due in nine months from issuance date	14,422	14,422
Total	$4,110,118	$4,115,118

Interest expenses recorded in three and nine months ended October 31, 2020 and 2019 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Interest expenses	$57,259	$57,447	$170,565	$170,468

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

NOTE 7: NOTES PAYABLE (continued)

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date.

Interest expenses recorded in three and nine months ended October 31, 2020 and 2019 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Interest expense	$37	$37	$111	$111

Interest payable included in trade and other payables and the principal outstanding as at October 31, 2020 and January 31, 2020  are as follows:

	October 31, 2020	January 31, 2020
Interest payable	$666	$555
Note payable	$14,930	$14,930

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and is due three months from issue date. As at January 31, 2018 the note became due and remained unpaid.

Interest expenses recorded in three and nine months ended October 31, 2020 and 2019 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Interest expense	$127	$126	$375	$374

Interest payable included in trade and other payables and the principal outstanding as at October 31, 2020 and January 31, 2020  are as follows:

	October 31, 2020	January 31, 2020
Interest payable	$2,001	$1,626
Note payable	$50,000	$50,000

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

NOTE 7: NOTES PAYABLE (cont’d)

Note 3: (continued)

During the fiscal year ended January 31, 2019 the Company received accumulated amounts of $1,420,500 from a third party. The notes bear interest at a rate of 6% per annum and each is due one year from issue date.

On March 28, 2018 this third party purchased an additional $250,000 in notes from  Rountree Consulting, a company controlled by our COO, Mr. Michael Rountree. The purchased notes bear interest at a rate of 1% per annum beginning on June 27, 2018 and are payable within thirty days notice of the Maturity Date.

During the fiscal year ended January 31, 2020, the Company made cash payment of $7,500 to the note. During the nine  months ended October 31, 2020, the Company made cash payment of $5,000 to the note.

Interest expenses recorded in three and nine months ended October 31, 2020 and 2019 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Interest expense	$56,342	$56,531	$167,837	$167,749

Interest payable included in trade and other payables and the principal outstanding as at October 31, 2020 and January 31, 2020  are as follows:

	October 31, 2020	January 31, 2020
Interest payable	$660,788	$492,951
Note payable	$3,725,500	$3,730,500

Note 4:

During the year ended January 31, 2019, the Company received accumulated amount of $305,266 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date.

Interest expenses recorded in three and nine months ended October 31, 2020 and 2019 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Interest expense	$717	$716	$2,134	$2,126

Interest payable included in trade and other payables and the principal outstanding as at October 31, 2020 and January 31, 2020  are as follows:

	October 31, 2020	January 31, 2020
Interest payable	$6,440	$4,306
Note payable	$305,266	$305,266

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

NOTE 7: NOTES PAYABLE (cont’d)

Note 5:

On September 12, 2018 the Company received amount of $14,422 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date.

Interest expenses recorded in three and nine months ended October 31, 2020 and 2019 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Interest expense	$36	$37	$108	$108

Interest payable included in trade and other payables and the principal outstanding as at October 31, 2020 and January 31, 2020  are as follows:

	October 31, 2020	January 31, 2020
Interest payable	$291	$183
Note payable	$14,422	$14,422

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

As at the date of this report, the Lender has not made a demand for payment and the note is in default.

At October 31, 2020 and January 31, 2020, convertible note payable consisted of the following:

	October 31, 2020	January 31, 2020
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

NOTE 8: CONVERTIBLE NOTE PAYABLE (cont’d)

Interest expenses recorded in three and nine months ended October 31, 2020 and 2019 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Interest expense	$3,598	$3,598	$10,715	$10,676

NOTE 9: RELATED PARTY TRANSACTIONS

As of October 31, 2020, and January 31, 2020, related parties are due a total of $2,848,861 and $2,371,738, respectively.

	October 31, 2020	January 31, 2020
Related party payables (1)(2)(4)(5)(6)(7)	$1,556,757	$1,365,333
Notes payable (3)(4)	1,676,274	1,298,649
Total related party transactions	$3,233,031	$2,371,738

Services provided from related parties:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Mr. Jeffery Taylor (1)	$28,750	$28,750	$86,250	$86,250
Mr. Don Lee Taylor (1)	26,250	26,250	78,750	78,750
Ms. Jennifer Taylor (2)	9,000	9,000	27,000	27,000
Mr. Michael Rountree (4)	30,000	30,000	90,000	90,000
L. John Lewis (5)	-	(20,000)	-	40,000
S. Randall Oveson (6)	-	(20,000)	-	40,000
Mr. Andy Tucker (7)	-	(13,333)	-	46,667
	$94,000	$184,000	$282,000	$408,667

Interest expenses from related parties:
	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Mr. Jeffery Taylor (3)	$-	$-	$-	$21
Mr. Don Lee Taylor (3)	33	33	98	108
Mr. Michael Rountree (4)	3,405	1,697	9,272	3,763
Mr. Lewis (5)	428	429	1,276	1,272
	$3,866	$2,159	$10,646	$5,164

Revenue from related parties:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Greenfield Groves Inc. (5)	$2,697	$4,197	$8,091	$4,197

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

NOTE 9: RELATED PARTY TRANSACTIONS (cont’d)

(1)
Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company. On November 20, 2020 each of Mr. Jeffery Taylor and Mr. Don Lee Taylor resigned as officers and directors of the Company.

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company's actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive's past or future employment by the Company or any Affiliates, or any predecessor thereof ("Work Product"), belong to the Company, or its Affiliates, as applicable. During the nine months ended October 31, 2020, the company paid $106,500 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.  As at October 31, 2020 there was a total of $38,887 owing to Mr. Jeffery Taylor (January 31, 2020 - $59,137) and $270,450 to Mr. Don Lee Taylor (January 31, 2020 - $191,700), respectively, in accrued and unpaid salary under the terms of the employment agreement.

(2)
For three and nine months ended October 31, 2020 and October 31, 2019 the Company was invoiced a total of $9,000 and $27,000, respectively, as consulting services by Ms. Jennifer Taylor, sister of the Company's officers and directors. As at October 31, 2020 there was a total of $85, 000 in accrued and unpaid (January 31, 2020 - $58,000) consulting fees.

(3)
On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. As at October 31, 2020 there was a total of $0 owing to Mr. Jeffery Taylor (January 31, 2020 - $0) and $13,000 to Mr. Don Lee Taylor (January 31, 2020 - $13,000), respectively.

(4)
On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company's Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $120,000 in the fiscal years ended January 31, 2020 and 2019 under the terms of this agreement, all of which remains unpaid. As at October 31, 2020 there was a total of $410,000 (January 31, 2020 - $320,000) in accrued and unpaid salary under the terms of the employment agreement.

During the year ended January 31, 2019, the Company issued promissory notes to Rountree Consulting, a company controlled by Mr. Rountree, in the accumulated amount of $379,319.

During the fiscal year ended January 31, 2020 the Company issued promissory notes to Rountree Consulting, a company controlled by Mr. Rountree,  in the accumulated amount of $805,901. The notes bear interest at a rate of 1% per annum, each is due nine months from issue date.

During the nine months ended October 31, 2020, the Company issued promissory notes to Rountree Consulting, a company controlled by Mr. Rountree,  in the accumulated amount of $377,625.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

NOTE 9: RELATED PARTY TRANSACTIONS (cont’d)

(4)
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

During the three and nine months ended October 31, 2020 the company recorded $1,543 and $5,278 as license fees under costs of sales, respectively. During the three and nine months ended October 31, 2019 the company recorded $1,339 and $1,339 as license fees under costs of sales, respectively.

(5)
Revenue from Greenfield Groves Inc.

Greenfield Groves Inc. is owned by Lindsay Giguiere, wife of Gannon Giguiere, who is the president of Phenix Ventures LLC (See Note 11(b) below), and an over 5% shareholder of the Company’s common stock.

(6)
On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. As at October 31, 2020 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2020 - $240,000).

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
Nine months ended October 31, 2020

NOTE 9: RELATED PARTY TRANSACTIONS (cont’d)

(7)
On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. As at October 31, 2020 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2020 - $240,000).

(8)
On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. The employment agreement was not renewed on expiry. As at October 31, 2020 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2020 - $240,000).  Mr. Tucker holds approximately 11.45% of the Company's issued and outstanding shares.

NOTE 10: CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of October 31, 2020, and January 31, 2020, there were 48,557,572 shares issued and 47,557,572 shares outstanding. There were no shares issued during the nine months ended October 31, 2020 or the fiscal year ended January 31, 2020.

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

As of October 31, 2020, and January 31, 2020, no Series A Voting Preferred Shares were issued.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

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
Nine months ended October 31, 2020

NOTE 11: COMMITMENTS (continued)

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

(e)
On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018 the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. A balance of $21,051 remains due and payable as at October 31, 2020 and January 31, 2020.

(f)
The Company has entered into verbal agreements with Take2L, an arms length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform.

As at October 31, 2020 and January 31, 2020 an amount of $768,810 is due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

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
Nine months ended October 31, 2020

NOTE 11: COMMITMENTS (continued)

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

(2)  On October 20, 2017, a purported shareholder of the Company, Mr. Ian Bell, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "First Hawaii Complaint"). On January 11, 2018, a purported shareholder of the Company, Mr. Marc D' Annunzio, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "Second Hawaii Complaint"). On February 9, 2018, the Hawaii federal court consolidated the First Hawaii Complaint and the Second Hawaii Complaint (the "Consolidated Hawaii Action"). On December 10, 2018, plaintiffs in the Consolidated Hawaii Action filed their amended complaint (the "Amended Hawaii Complaint"). The Company is identified as a nominal defendant, against which no claims are plead. The Amended Hawaii Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of the Company. The Amended Hawaii Complaint asserts claims on behalf of the Company for breach of fiduciary duty against the Taylors and Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, for waste of corporate assets against the Individual Defendants, and for unjust enrichment against the Individual Defendants. The Amended Hawaii Complaint seeks damages for the alleged breaches of fiduciary duties, aiding and abetting, waste and unjust enrichment, demands restitution and disgorgement and requests an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company. On September 21, 2020, the United States District Court for the District of Hawaii issued an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), preliminarily approving a proposed settlement (the “Settlement”) as set forth in a Stipulation of Settlement dated September 21, 2020 (the “Stipulation”), by and among (i) plaintiffs Mr. Ian Bell and Mr. Marc D' Annunzio, individually and derivatively on behalf of Eco Science Solutions Inc. (the “ESSI or the Company”); (ii) certain of the Company’s current and former officers, directors and consultants; and (iii) the Company.  Pursuant to the Court's Preliminary Approval Order, a hearing was held on November 17, 2020, before the Honorable Leslie Kobayashi, in the United States District Court for the District of Hawaii and approved terms of Settlement for an Order issued December 3, 2020, including the following:

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

NOTE 12: CONTINGENCIES (continued)

(2) Cont'd

I.	The resignation of Jeffery Taylor as Chairman of the Board to the Company; and Don Taylor as Chief Financial Officer and a member of the Board of Directors;

II.	Appointment of Carl Mudd or such individual with similar background and qualifications to serve as Ombudsman and as Chairman of the Board.

III.	The following shareholders have been ordered to return a cumulative total of 3,500,000 shares of the Company’s common stock to treasury for cancellation, as set out below:

(a)	Gannon Giguiere – 1,500,000 shares; (b) Jeffery Taylor – 750,000 shares; (c) Don Taylor – 750,000 shares; (d) L John Lewis – 250,000 shares; and (e) S Randall Oveson – 250,000 Shares

IV.	The Company shall issue 1,400,000 restricted common stock to the law firm of Robbins, LLP, as consideration for attorney fees;

V.
The Company shall enter into a Promissory Note with the law firm of Robbins, LLC for in the amount of Three Hundred Fifty Thousand Dollars ($350,000) with respect to legal fees incurred, note bearing interest at a rate of six (6%) percent per annum calculated monthly with all interest and principal due and payable no later than three (3) years from the date of the final Settlement approval;

VI.	Debt in the amount of One Million Five Hundred Thousand Dollars ($1,500,000) held by Phenix Ventures LLC, a company controlled by Gannon Giguiere, shall be immediately forgiven and canceled.

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

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

NOTE 12: CONTINGENCIES (continued)

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

(6)  On June 29, 2018, the United States Government filed an indictment as to Gannon Giguiere in the U.S. District Court for the Southern District of California. In a Superseding Indictment, filed on January 25, 2019, the United States alleges that the defendant engaged in a scheme to manipulate the market for the common stock of two penny stock issuers, including ESSI.  The United States claims that Mr. Giguiere is guilty of (1) conspiracy to commit securities fraud and manipulative trading and (2) securities fraud.  On April 22, 2019, Mr. Giguiere entered a plea of not guilty to each of the counts against him in the Superseding Indictment.   On July 23, 2019, defendant entered into a Plea Agreement (the “Plea”) with the Government wherein defendant plead guilty to one charge of conspiracy.  Under the Plea, the Government agreed to dismiss and to not prosecute in the future, the remaining charges including, but not limited to, all charges relating to ESSI when defendant is sentenced.  The sentencing hearing is currently set for April 12, 2021.

(7)  On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming the Company, its subsidiary Ga Du Corporation and two of the Company's officers as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract.  The motion has been fully briefed.  On May 13, 2020, plaintiff’s motion for summary judgment as to the personal liability of corporate officers of ESSI and Ga-Du under the Washington Wage Rebate Act was Granted. Corporate officers of ESSI and its subsidiary Ga-Du are jointly and severally liable (along with ESSI and its wholly-owned subsidiary Ga-Du) for $240,000 in unpaid wages, another $240,000 in exemplary damages, attorney’s fees, and prejudgment interest. Defendants’ cross-motions regarding personal liability was denied. A total of $746,501 is reflected as a liability on the Company’s balance sheets in respect to this judgment.

The Company is vigorously defending all of the aforementioned lawsuits where the action has yet to be adjudicated, dismissed or judgement entered. The successful defense of any of the outstanding lawsuits is undeterminable at this time, as are the extent of any possible damages.

ECO SCIENCE SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended October 31, 2020

NOTE 13: SUBSEQUENT EVENTS

On November 17, 2020 the United States District Court for the District of Hawaii issued an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), approving a settlement (the “Settlement”).  Terms of the Settlement are set forth in Note 12(2) above.  The related Order was granted on December 3, 2020.

On December 8, 2020, the Company cancelled One Million Five Hundred Thousand Dollars ($1,500,000) of debt owed to Phenix Ventures, an entity controlled by Gannon Giguiere.
On December 8, 2020, the Company entered into a Promissory Note in the amount of Three Hundred Fifty Thousand Dollars ($350,000) with Robbins LLP.
On December 8, 2020 Jeffery Taylor resigned his position as Chairman of the Board, Don Taylor resigned his positions as CFO, Member of the Board of Directors, and Treasurer, and Michael Rountree was appointed interim CFO and Treasurer.  The resignations were pursuant to the Order and Judgment in the settlement of the aforementioned lawsuit.
On December 8, 2020 the Company issued 1,400,000 sharse of restricted common stock to the law firm of Robbins, LLP, as consideration for attorney fees.
Between December 8, 2020 and December 15, 2020, the following shareholders returned shares to the Company’s Transfer Agent for cancellation: (a) Gannon Giguiere – 1,500,000 shares; (b) Jeffery Taylor – 750,000 shares; (c) Don Taylor – 750,000 shares; (d) L John Lewis – 250,000 shares; and (e) S Randall Oveson – 250,000 shares.
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

Headquartered in Maui, Hawaii, with operations in Southern California, Eco Science Solutions, Inc. is an enterprise technology Company delivering solutions to the global health and wellness industry. The Company continues to develop its Herbo Platform, a 360-degree ecosystem for business location, communications between consumers and business operators, inventory management / selection, payment facilitation, delivery arrangement and unitized accounting.
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

During fiscal 2020 the Company and Haiku Holdings LLC ("Haiku"), a company controlled by our COO, Mr. Mike Rountree, entered into a Trademark Licensing Agreement whereunder our Licensed Marks, including and incorporating Herbo, may be used by Haiku to facilitate business including lead generation and referral services. Subsequently our agreements with Haiku were expanded to include a Software Reseller Agreement with respect to the Herbo suite of enterprise software offerings owned by Haiku.  Under the terms of our Reseller agreements with Haiku we commenced generating revenues from licensing of the Herbo software during fiscal 2020 and continue to seek expansion of this growing area of operation during fiscal 2021.

Results of Operations

Comparison of the three months ended October 31, 2020 and 2019:

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the three months ended October 31, 2020 and 2019:

	For the Three Months Ended October 31,
	2020	2019
Revenue	$12,732	$9,194
Revenue, related parties	2,697	4,197
Total revenue	15,429	13,391

Operating expenses:
Cost of revenue	12,625	17,754
Depreciation	193	1,106
Legal, accounting and audit fees	42,784	69,139
Management and consulting fees	214,122	75,541
Research, development, and promotion	36,892	66,468
Office supplies and other general expenses	7,692	19,655
Advertising and marketing	1,810	10,599
Total operating expenses	316,118	260,262

Net operating loss	(300,689)	(246,871)

Other income (expenses)
Interest income	-	3,000
Interest expense	(64,723)	(63,204)
Other expense	(506,502)	(127,833)
Total other income (expense)	(571,225)	(434,908)
Net loss	$(871,914)	$(434,908)

Revenue

During the three months ended October 31, 2020, the Company generated $15,429 in total revenue of which $2,697 was from contracts with related parties, as compared to $13,391 in the three months ended October 31, 2019, with $4,197 related to contracts with related parties. Revenue recorded during the most recently completed three-month period relates directly to the licensing of the Herbo enterprise software to various customers. We entered into amendments to certain licensing and marketing agreements subsequent during fiscal 2019 which provide for fee-based income calculated retroactively between March and October 2018 as a result of certain beta trials with respect to the eXPOTM platform, as at October 31, 2020, the amounts generated from this agreement have not been received by the Company and therefore while revenue has been generated, no revenue has been recorded in our financial statements.  We intend to record the revenue attributable to the Company of $28,431 upon receipt.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue, including fees and commissions payable. Such costs are recorded as incurred. During the three months ended October 31, 2020 we incurred costs of $12,625 as compared to $17,754 during the three months ended October 31, 2019.  Current costs are related to sales of our licensed Herbo enterprise software.  Our ongoing costs of revenue will consist consists primarily of fees and commissions paid in respect to the operation and installation of our Herbo enterprise software.  In the case of revenue earned by our wholly owned subsidiary, when recorded, proceeds allocated to our revenue interest are net of associated costs.

General and Administrative Expenses

	For the three Months Ended October 31,
	2020	2019	Variances
Operating expenses:
Cost of revenue	$12,625	$17,754	$(5,129)
Depreciation	193	1,106	(913)
Legal, accounting and audit fees	42,784	69,139	(26,355)
Management and consulting fees	214,122	75,541	138,581
Research, development, and promotion	36,892	66,468	(29,576)
Office supplies and other general expenses	7,692	19,655	(11,963)
Advertising and marketing	1,810	10,599	(8,789)
Total operating expenses	$316,118	$260,262	$55,856

General and administrative expenses during the three-month period ended October 31, 2020 of $316,118 ($260,262- 2019) include management and consulting fees of $214,122 as compared to $75,541 in the comparative three months ended October 31, 2019.  This increase to consulting fees is due to the addition of certain consultants in the current three month period as compared to prior reporting period, as the Company changed its focus to the Herbo suite of software. Expenditures of $1,810 during the three months ended October 31, 2020 (2019 - $10,599) on advertising and marketing reflect a reduction in costs paid to Yahoo as the Company has refocused its marketing efforts on its licensed Herbo enterprise software suite through a reseller agreement and curtailed its app marketing expenses during the current three-month period.  During the current three months the Company recorded costs of revenue of $12,732 compared to $9,194 in the prior comparative three-month period ended October 31, 2019 as we were able to expand our customer base for our licensed Herbo Enterprise Software.  Legal, accounting and audit fees incurred in the three-month period ended October 31, 2020 of $42,784 have also decreased as compared to $69,139 in the prior comparative period as the Company's legal fees with respect to certain ongoing litigation declined in the current period as legal actions have moved to settlement phase.   The Company expended $36,892 on research, development and promotion in the current three months ended October 31, 2020, a reduction in the current period due to the fact the Company was required to spend less on updates and improvements to our licensed Herbo enterprise software as compared to $66,468 expended in the same three months ended October 31, 2019.  Office supplies and other general expenses decreased period over period and totaled $7,692 (2020) and $19,655 (2019), respectively, with the decrease primarily relating to a reduction in travel for staff and consultants due to the impact of COVID-19.

The Company increased its operating expenses by $55,856 over the respective three-month periods ended October 31, 2020 and 2019.

The Company recorded interest expense of $64,723 and $63,204 in respect of certain convertible notes and other loan agreements, respectively during the three months ended October 31, 2020 and 2019.  Interest income recorded in the three months ended October 31, 2020 and 2019 totaled $Nil and $3,000, respectively.

The Company recorded other expenses during the three month period ended October 31, 2020 in the amount of $506,502 as compared to $127,833 during the period ended October 31, 2019.  The increase to other expenses is directly related to accrued liabilities relating to a judgment against the Company as a result of litigation with a former employee.

The net loss in the comparative three-month periods ended October 31, 2020 and 2019 totaled $871,914 and $434,908, respectively.

Comparison of the nine months ended October 31, 2020 and 2019

The following summary of the Company's results of operations should be read in conjunction with the Company's unaudited consolidated financial statements for the nine months ended October 31, 2020 and 2019:

	For the Nine Months Ended October 31,
	2020	2019
Revenue	$44,991	$9,194
Revenue, related parties	8,091	4,197
Total revenue	53,082	13,391

Operating expenses:
Cost of revenue	39,269	17,754
Depreciation	1,741	3,317
Legal, accounting and audit fees	108,021	207,089
Management and consulting fees	372,123	643,541
Research, development, and promotion	108,413	86,232
Office supplies and other general expenses	23,864	81,611
Advertising and marketing	5,050	38,502
Total operating expenses	658,481	1,078,046

Net operating loss	(605,399)	(1,064,655)

Other income (expenses)
Interest income	-	9,000
Interest expense	(191,926)	(186,308)
Total other income (expense)	(506,502)	(127,833)
Total other incomes (expense)	(698,428)	(305,141)
Net loss	$(1,303,827)	$(1,369,796)

Revenue

During the nine months ended October 31, 2020, the Company generated $53,082 in total revenue of which $8,091 was from contracts with related parties, as compared to $13,391 with $4,197 from contracts with related parties in the nine months ended October 31, 2019. Revenue recorded during the most recently completed nine-month period relates directly to the licensing of the Herbo enterprise software to various customers. We entered into amendments to certain licensing and marketing agreements subsequent during fiscal 2019 which provide for fee-based income calculated retroactively between March and October 2018 as a result of certain beta trials with respect to the eXPOTM platform, as at October 31, 2020, the amounts generated from this agreement have not been received by the Company and therefore while revenue has been generated, no revenue has been recorded in our financial statements.  We intend to record the revenue attributable to the Company of $28,431 upon receipt.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue, including fees and commissions payable. Such costs are recorded as incurred. During the nine months ended October 31, 2020 we incurred costs of $39,269 as compared to $17,754 during the nine months ended October 31, 2019.  Current costs are related to sales of our licensed Herbo enterprise software.  Our ongoing costs of revenue will consist consists primarily of fees and commissions paid in respect to the operation and installation of our Herbo enterprise software.  In the case of revenue earned by our wholly owned subsidiary, when recorded, proceeds allocated to our revenue interest are net of associated costs.

General and Administrative Expenses

	For the Nine Months Ended October 31,
	2020	2019	Variances
Operating expenses:
Cost of revenue	$39,269	$17,754	$21,515
Depreciation	1,741	3,317	(1,576)
Legal, accounting and audit fees	108,021	207,089	(99,068)
Management and consulting fees	372,123	643,541	(271,418)
Research, development, and promotion	108,413	86,232	22,181
Office supplies and other general expenses	23,864	81,611	(57,747)
Advertising and marketing	5,050	38,502	(33,452)
Total operating expenses	$658,481	$1,078,046	$(419,565)

General and administrative expenses during the nine-month period ended October 31, 2020 of $658,481 ($1,078,046 - 2019) include management and consulting fees of $372,123 as compared to $643,541 in the comparative nine months ended October 31, 2019.  This decrease to management fees is a result of a reduction in consulting fees during the current nine-month period due to the departure of certain consultants and management and the Company’s determination not to renew certain contracts on their expiry, as well as a credit related to certain prior accrued fees for consulting services in the amount of $90,000 which were forgiven in the current nine months ended October 31, 2020. Expenditures of $5,050 during the three months ended October 31, 2020 (2019 - $38,502) on advertising and marketing reflect a reduction in costs paid to Yahoo as the Company has refocused its marketing efforts on its licensed Herbo enterprise software suite through a reseller agreement and curtailed its app marketing expenses during the current nine-month period.   During the current nine months the Company recorded costs of revenue of $39,269 compared to $17,754 in the prior comparative nine-month period as we were able to expand our customer base for our licensed Herbo Enterprise Software.  Legal, accounting and audit fees incurred in the nine month period ended October 31, 2020 of  $108,021 have also decreased substantially as compared to $207,089 in the prior comparative period as the Company's legal fees with respect to certain ongoing litigation declined in the current period as legal actions are moving to settlement.   The Company expended $108,413 on research, development and promotion in the current nine months ended October 31, 2020 as we continued improvements to our licensed Herbo enterprise software as compared to $86,232 in the same nine months ended October 31, 2019.  Office supplies and other general expenses decreased period over period and totaled $23,864 (2020) and $81,611 (2019), respectively. The decrease primarily  relates to a reduction in travel for staff and consultants due to the impact of COVID-19 in the current nine month period.

The Company reduced its operating expenses by $419,565 over the respective nine-month periods ended October 31, 2020 and 2019.

The Company recorded interest expense of $191,926 and $186,308 in respect of certain convertible notes and other loan agreements, respectively during the nine months ended October 31, 2020 and 2019.  Interest income recorded in the nine months ended October 31, 2020 and 2019 totaled $Nil and $9,000, respectively.

The Company recorded other expenses during the three month period ended October 31, 2020 in the amount of $506,502 as compared to $127,833 during the period ended October 31, 2019.  The increase to other expenses is directly related to accrued liabilities relating to a judgment against the Company as a result of litigation with a former employee.

The net loss in the comparative nine-month periods ended October 31, 2020 and 2019 totaled $1,303,827 and $1,369,796, respectively.

Plan of Operation

The Company changed the focus of its business at the close of fiscal 2016 to operate in the ecofriendly technology sector using social media sites and offering apps to generate advertising revenues and download fees. During fiscal 2017 the Company laid the groundwork for income generation from these services by investing in ongoing development of its applications, websites and visibility in both the local and global market.  The Company has invested heavily in advertising and research and development to allow its applications and ecommerce website visibility on a global stage. During fiscal 2018 we further added to our business portfolio with the acquisition of Ga-Du corporation and the entry into a licensing and marketing agreement that should see the Company generating revenues in fiscal 2019.  During fiscal 2019, the Company licensed the Herbo Enterprise Software suite and completed certain customization efforts, which has allowed the Company to commence generating revenue by way of sales of software licenses during fiscal 2020 and during the current nine months ended October 31, 2020.  The Company's need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish substantive revenues from operations. We have also had to rely heavily on loans from related parties in our most recently completed fiscal year as we work to have our shares returned for quotation to the OTCMarkets. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2020, the Company had a working capital deficit of $12,549,809 and an accumulated deficit of $74,351,909. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Liquidity and Capital Resources

As of October 31, 2020, the Company had total current assets of $60,657, and total current liabilities of $12,610,466 as compared to $59,310 in current assets and $11,307,033 in total current liabilities at the fiscal year ended January 31, 2020. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible notes and loans from related parties.  We have recently commenced generating revenue from the licensing of our Herbo Enterprise Software, however, these revenues are not yet sufficient to meet our ongoing operational overhead. While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock (Ref: Note 11(b)) to the financial statements contained herein) we have been unable to obtain any funding under this agreement in the most recently completed fiscal year. There can be no guarantee the Company will receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads.  While we have generated modest revenue in fiscal 2020 and in the current quarter from the Herbo Enterprise Software, as well as $28,431 during fiscal 2019 relative to Ga-Du’s agreements with AFN, which will be recorded when received from our licensing partner, we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn and ongoing impact of COVID-19 may make it difficult to find new capital sources for the Company should they be required.

Cash flows from operating activities

During the nine months ended October 31, 2020 and 2019 the Company used $370,614 and $570,318 of cash for operating activities respectively. The decrease in cash used in operating activities period over period is attributed to a reduction to the net loss reported in the nine months ended October 31, 2020 as compared to the same nine months in 2019. Current period results include an increase to related party payables of $191,424 as compared to $250,317 in the same nine-month period in 2019, and an increase to accounts payable of $739,384  in the current nine months as compared to an increase of $436,772 in the period ended October 31, 2019.  The substantive increase to accounts payable and accrued liabilities is directly related to a judgment against the Company as a result of litigation with a former employee. The Company recorded an increase to prepaid expenses of $4,865 during the nine months ended October 31, 2019, with no comparable results during the current nine months ended October 31, 2020.  Finally, we recorded a decrease to accounts receivable in the current nine months ended October 31, 2020 of $8,755 and an increase to related party receivables of $8,091 with no comparable results during the nine months ended October 31, 2019.

Cash flows from investing activities

During the three months ended October 31, 2020 and 2019, the Company used no cash for investing activities.

Cash flows from financing activities

During the nine months ended October 31, 2020 and 2019 the Company repaid $5,000 and $Nil of notes payable.  Further during the current nine months ended October 31, 2020 the Company received related party loans of $377,625 as compared to $578,333 in the prior comparative nine months ended October 31, 2019.

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

Critical Accounting Policies

The preparation of our condensed consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the nine months ended October 31, 2020.  Refer to Note 2 to our unaudited condensed consolidated financial statements contained herein.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the nine months ended October 31, 2020 that have materially, or are reasonably likely to materially, affect the Company's internal controls over financial reporting.

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

(2)  On October 20, 2017, a purported shareholder of the Company, Mr. Ian Bell, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "First Hawaii Complaint"). On January 11, 2018, a purported shareholder of the Company, Mr. Marc D' Annunzio, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the "Second Hawaii Complaint"). On February 9, 2018, the Hawaii federal court consolidated the First Hawaii Complaint and the Second Hawaii Complaint (the "Consolidated Hawaii Action"). On December 10, 2018, plaintiffs in the Consolidated Hawaii Action filed their amended complaint (the "Amended Hawaii Complaint"). The Company is identified as a nominal defendant, against which no claims are plead. The Amended Hawaii Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of the Company. The Amended Hawaii Complaint asserts claims on behalf of the Company for breach of fiduciary duty against the Taylors and Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, for waste of corporate assets against the Individual Defendants, and for unjust enrichment against the Individual Defendants. The Amended Hawaii Complaint seeks damages for the alleged breaches of fiduciary duties, aiding and abetting, waste and unjust enrichment, demands restitution and disgorgement and requests an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance in order to avoid any alleged future harm to the Company. On September 21, 2020, the United States District Court for the District of Hawaii issued an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), preliminarily approving a proposed settlement (the “Settlement”) as set forth in a Stipulation of Settlement dated September 21, 2020 (the “Stipulation”), by and among (i) plaintiffs Mr. Ian Bell and Mr. Marc D' Annunzio, individually and derivatively on behalf of Eco Science Solutions Inc. (the “ESSI or the Company”); (ii) certain of the Company’s current and former officers, directors and consultants; and (iii) the Company.  Pursuant to the Court's Preliminary Approval Order, a hearing was held on November 17, 2020, before the Honorable Leslie Kobayashi, in the United States District Court for the District of Hawaii approving terms of Settlement for an Order issued December 3, 2020, including the following:

I.	The resignation of Jeffery Taylor as Chairman of the Board to the Company; and Don Taylor as Chief Financial Officer and a member of the Board of Directors;

II.	Appointment of Carl Mudd or such individual with similar background and qualifications to serve as Ombudsman and as Chairman of the Board.

III.	The following shareholders have been ordered to return a cumulative total of 3,500,000 shares of the Company’s common stock to treasury for cancellation, as set out below:

(a)	Gannon Giguiere – 1,500,000 shares; (b) Jeffery Taylor – 750,000 shares; (c) Don Taylor – 750,000 shares; (d) L John Lewis – 250,000 shares; and (e) S Randall Oveson – 250,000 Shares

IV.	The Company shall issue 1,400,000 restricted common stock to the law firm of Robbins, LLP, as consideration for attorney fees;

V.
The Company shall enter into a Promissory Note with the law firm of Robbins, LLC for in the amount of Three Hundred Fifty Thousand Dollars ($350,000) with respect to legal fees incurred, note bearing interest at a rate of six (6%) percent per annum calculated monthly with all interest and principal due and payable no later than three (3) years from the date of the final Settlement approval;

VI.	Debt in the amount of One Million Five Hundred Thousand Dollars ($1,500,000) held by Phenix Ventures LLC, a company controlled by Gannon Giguiere, shall be immediately forgiven and canceled.

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

(6)  On June 29, 2018, the United States Government filed an indictment as to Gannon Giguiere in the U.S. District Court for the Southern District of California. In a Superseding Indictment, filed on January 25, 2019, the United States alleges that the defendant engaged in a scheme to manipulate the market for the common stock of two penny stock issuers, including ESSI.  The United States claims that Mr. Giguiere is guilty of (1) conspiracy to commit securities fraud and manipulative trading and (2) securities fraud.  On April 22, 2019, Mr. Giguiere entered a plea of not guilty to each of the counts against him in the Superseding Indictment.   On July 23, 2019, defendant entered into a Plea Agreement (the “Plea”) with the Government wherein defendant plead guilty to one charge of conspiracy.  Under the Plea, the Government agreed to dismiss and to not prosecute in the future, the remaining charges including, but not limited to, all charges relating to ESSI when defendant is sentenced.  The sentencing hearing is currently set for April 12, 2021.

(7)  On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming the Company, its subsidiary Ga Du Corporation and two of the Company's officers as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract.  The motion has been fully briefed.  On May 13, 2020, plaintiff’s motion for summary judgment as to the personal liability of corporate officers of ESSI and Ga-Du under the Washington Wage Rebate Act was Granted. Corporate officers of ESSI and its subsidiary Ga-Du are jointly and severally liable (along with ESSI and its wholly-owned subsidiary Ga-Du) for $240,000 in unpaid wages, another $240,000 in exemplary damages, attorney’s fees, and prejudgment interest. Defendants’ cross-motions regarding personal liability was denied. A total of $746,501 is reflected as a liability on the Company’s balance sheets in respect to this judgment.

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

ECO SCIENCE SOLUTIONS, INC.

December 21, 2020	/s/ Jeffery Taylor
Jeffery Taylor
Cheif Executive Officer