Form 10-K
period 2021-01-31
ECO SCIENCE SOLUTIONS, INC.
filed 2022-09-08
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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
Registrant’s telephone number

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $499,711.36

As of September 1, 2022, the Issuer had 52,957,572 common shares issued

DOCUMENTS INCORPORATED BY REFERENCE: None

i

FORWARD-LOOKING STATEMENTS

This Report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

In this form 10-K references to “we”, “us”, “our”, “ESSI”, and “Eco Science”“ mean Eco Science Solutions, Inc., a Nevada corporation. References to “Ga-Du” mean Ga-Du Corporation, our wholly owned subsidiary.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Eco Science Solutions, Inc. 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.

ii

PART I

ITEM 1.	BUSINESS

Corporate Overview

The Company’s principal executive office is located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.  The Company’s telephone number is 833-GoHerbo (833 464-3726). The Company’s website is www.useherbo.com.

The Company intends to continue developing as a vertically integrated provider of consumer and enterprise technology products and services, which assist consumers, companies, brands and entrepreneurs to effectively transact business, with compliance, in the combined multi-billion-dollar cannabis and CBD hemp industries.

We will continue to enhance our enterprise initiatives focused on developing technology and accounting solutions, coupled with data analytics to help businesses to be more effective in their abilities to connect, market, and sell to consumers.

Eco Science Solutions, Inc. has technology and service relationships with those in farming, extraction, manufacturing and distribution in both the cannabis and CBD hemp industries.  Along with its subsidiary Ga-Du, ESSI is able to provide a 360-degree ecosystem for business location, localized communications between consumers and business operators, on-topic social networking, inventory management / selection, payment facilitation and cash management.

* Eco Science Solutions, Inc. is not in the business of growing, manufacturing, or distributing cannabis.

The Company’s common stock symbol is “ESSI”.  During May 2017 the trading of ESSI shares on the public exchanges was suspended, and although the suspension has been lifted, a Form 15c2-11 with current information must be filed with the Financial Industry Regulatory Authority (FINRA) prior to the caveat emptor status being lifted, and before trading can resume.  The Company is in the process of getting a Form 15c2-11 filed; as soon as it meets FINRA’s criteria, it will be filed. This is anticipated to take place during the fourth quarter of fiscal 2023.

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

On December 15, 2015, our current management, Mr. Jeffery Taylor and Mr. Don Taylor became the controlling shareholders of the Company. Presently Jeffery and Don Taylor control approximately 16% of the issued and outstanding shares.

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

The Fitrix app was intended to keep track of users day-to-day fitness routines, dietary habits and alternative medicine intake.   During fiscal 2020, the Company determined to cease support of the Fitrix app and fold in certain functionality contained into its Herbo app and suite of enterprise software.

The Herbo apps, was developed to help users find dispensary locations, view available product inventory, provide access to delivery services, as well as connect with alternative doctors to provide evaluations. Additionally, the product was architected to provide e-commerce, point of sale and supporting operational enterprise software as a service to business customers.

During fiscal 2018 ESSI acquired 100% of the shares of capital stock of Ga-Du Corporation (GD or Ga-Du)), at which time Ga-Du became a wholly owned subsidiary of the Company. Concurrent with the transaction, on June 21, 2017, Mr. John Lewis and Mr. S. Randall Oveson joined the Board of directors of ESSI. Ga-Du offers a Financial Services Platform, bringing important enterprise FinTech technologies in-house and bringing ESSI an opportunity to expand the reach of its Herbo product suite.

GD provides financial and enterprise services to businesses and individuals, including the cannabis industry, on a programmatic or membership basis from which GD derives fees and income from enrolling companies in their financial program and providing a range of services, with respect to which GD derive fees and income on a fee-based schedule.

The primary focus of GD is providing a mobile application known as eXPO™ (Electronic eXchange Portal) which provides virtual financial and enterprise services to businesses and individuals that are challenged in the traditional banking systems, and/or require more intensive compliance than banks are willing, or able to perform and/or do not have the technical expertise or financial wherewithal in house to develop their own FinTech solutions, including accounting and enterprise management software.  One such industry is the cannabis industry in where Membership relationships are formed with businesses in this industry, following a full compliance audit on the business. These services utilize the Herbo suite of software to effectively track transactional data for eXPO™ users.

On March 1, 2019 the Company and Haiku Holdings, LLC (“Haiku”), a limited liability company owned by The Rountree Trust, of which Michael Rountree, the Company’s COO at the time of the agreement, is the Trustee, entered into a Trademark Licensing Agreement.  Under the terms of the agreement, the Licensed Marks, including and incorporating Herbo, may be used by Haiku to facilitate the Company’s business including lead generation and referral services. Further, as a result of any revenue generating business generated by Haiku, the Company shall receive 90% of the net revenue. The license remains in effect for a period of ten (10) years from the effective date of the agreement and may be terminated on sixty (60) days written notice by the Company should there be a material breach which remains uncured, or at any time on ten (10) days written notice by Haiku without cause.

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

During the fiscal year ended January 31, 2021, the Company recorded $6,821 (January 31, 2020 - $5,973) as license fees payable to Haiku under costs of sales as a result of gross revenues generated from software sales. In each of fiscal 2021 and 2020 the Company recorded gross revenues from software sales of $52,728 and $59,729, respectively, and wrote down $9,691 of accounts receivable as uncollectible. .

Current Business, Strategy and Material Events

The Company successfully settled certain litigation in the final quarter of the fiscal year. On November 17, 2020 the United States District Court for the District of Hawaii issued an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), approving a settlement (the “Settlement” or “Stipulation”), the Order and Final Judgment was executed by the Honorable Leslie Kobayashi and filed with the Court on December 3, 2020. (See Item 3 – Legal Proceedings)

As a result of certain terms of the aforementioned Settlement, on December 23, 2020, the Company approved the appointment of Mr. Carl Mudd to serve as Chairman of the Board and Ombudsman of the Company.  As consideration for his service, in addition to receiving two million five hundred thousand (2,500,000) restricted shares of the Company’s common stock, Mr. Mudd receives an advisory fee of Ten Thousand Dollars ($10,000) per month, commencing December 24, 2020. Half of the monthly advisory fee ($5,000) must be paid to Mr. Mudd, while the other half of the advisory fee may be accrued on a monthly basis until the Company has closed a bona fide third-party debt and/or equity financing of at least eight hundred thousand dollars ($800,000).

Among his key responsibilities as Chairman of the Board, Mr. Mudd will ensure compliance with corporate governance standards applicable to smaller reporting issuers, chair meetings of the Company’s Board, shareholders and executive sessions of the Board, coordinate the activities of the directors of the Board, serve as a formal liaison between the Company’s senior management and the directors of the Board, coordinate the activities of the Board’s operating committees and assist management in maintaining effective communication with the Company’s shareholders.

The term of this Agreement shall be four (4) years or as set forth in the Stipulation of Order. This Agreement may be terminated by either party upon thirty (30) days notice for material breach. In addition, this Agreement shall terminate in the event of the resignation of Advisor from the Board.

On January 28, 2021, the Company entered into an Asset Purchase Agreement with Haiku, wherein the Company purchased the enterprise software platform, coupling the Company’s consumer engagement applications and e-commerce platform to this proprietary enterprise accounting, inventory management, customer relationship management, and overall business operations (the “Software”).  The terms of the Asset Purchase Agreement required that ESSI deliver to the Seller and/or it’s assigns an aggregate of 1,500,000 shares of its restricted common stock (the “Shares”).  Further, ESSI will not assume and shall have no responsibility for any of the Seller’s obligations related to the Purchased Assets (including leases and liabilities of any type, kind or nature), whether fixed, accrued, contingent or otherwise, and whether arising in contract, in tort, by violation of law, by operation of law, or otherwise, and all such obligations, past, present, or arising in the future, shall remain with the Seller. A fully detailed description of the asset purchased and its applicability to the Cannabis category specifically, was filed as Schedule 1 to the Asset Purchase Agreement appended as an exhibit to the Company’s Form 8-K filed with the SEC on January 28, 2021.

On January 28, 2021, the Company entered into an Executive Employment Agreement (“Agreement”), effective January 31, 2021, as amended, with Michael Rountree, who was at the time the Company’s Chief Operating Officer. Under the Agreement, Michael will serve as the Chief Executive Officer, as well as the Chief Financial Officer. The term of the Agreement is for three years.  Mr. Rountree is currently accruing his annual base salary of $250,000 per year until a date that the Board of Directors deems the financial ability of the Company to satisfy this Agreement is achieved.  Additionally, Mr. Rountree has been issued 3,000,000 shares of Company common stock. The Employment Term and the Executive’s employment may be terminated by either the Company or the Executive at any time and for any reason or for no particular reason. Upon termination of the Executive’s employment during the Employment Term, the Executive shall be entitled to the compensation and benefits set forth in the Employment Agreement and shall have no further rights to any compensation or any other benefits from the Company or any of its affiliates.

On January 28, 2021, the Company also entered into an Indemnification Agreement with Michael Rountree where under the Company will indemnify Mr. Rountree in his positions as the Chief Executive Officer and Chief Financial Officer, to the fullest extent permitted by applicable law, so that he will serve, and continue to serve, the Company free from undue concern that he will not be so indemnified.

On January 28, 2021, the Company entered into a Debt Settlement and Share Purchase Agreement with Rountree Consulting, Inc., a company owned by The Rountree Trust, wherein Rountree Consulting, Inc. agreed to accept 500,000 unregistered, restricted shares of the Company’s common stock at a price of US $.50 per share (collectively, the “Shares”), in settlement of a portion, in the amount of $250,000 (the Settled Debt) of the total debt owed to Rountree Consulting, Inc. by the Company.

On January 28, 2021, the Board of Directors accepted the resignation of Jeffery Taylor as Chief Executive Officer, effective January 31, 2021, and Michael Rountree accepted the appointment of Chief Executive Officer of the Company, effective January 31, 2021; Michael Rountree will hold the positions of Chief Executive Officer and Chief Financial Officer. Mr. Jeffery Taylor will remain active in the Company, and holds the title of President and Secretary.

On May 14, 2021, the Board of Directors approved agreements to indemnify each member of the Board to the fullest extent permitted by applicable law, so that each member will serve, and continue to serve, the Company free from undue concern that he will not be so indemnified.

Eco Science Solutions, Inc. is committed to becoming a vertically integrated provider of consumer and enterprise technology products and services which assist consumers, companies, brands and entrepreneurs to effectively transact business, with compliance, in the combined multi-billion-dollar cannabis and CBD hemp industries.

Eco Science Solutions, Inc. has technology and service relationships with those in farming, extraction, manufacturing and distribution in both the cannabis and CBD hemp industries.  Along with its subsidiary Ga-Du, ESSI is able to provide a 360-degree ecosystem for business location, localized communications between consumers and business operators, on-topic social networking, inventory management / selection, payment facilitation and cash management.

* Eco Science Solutions, Inc. is not in the business of growing, manufacturing, or distributing cannabis.

Herbo

The Herbo Enterprise Software is a customizable, all-in-one consumer and enterprise software as a service (SaaS) and resource for businesses in the Cannabis and Hemp industries. Herbo provides the software, custom web development, operational training and support needed to plan and manage your Marijuana or CBD business. Our recently acquired and customized software has provided businesses with intelligence software for over 15 years, while offering seed-to-sale software solutions to the Cannabis and Hemp industries since 2010.

Cultivators, Processors, Manufacturers, Labs, Distributors, Transporters, Dispensaries, Retailers and Regulators, from seed-to-CPA are all target users of Herbo.

We have developed a one-stop-shop our clients’ business needs with a goal of providing all services with one single login:

●	Point-of-Sale
●	Bookkeeping & Banking
●	Inventory Tracking & Management
●	Compliance & Reporting
●	Tax & Accounting
●	Payroll & Employee Time Tracking
●	e-Commerce
●	Merchant Processing Integration
●	CRM & Customer Loyalty

Customers can support any business with the Herbo end-to-end enterprise software, no matter size or industry

●	Single dispensary operations
●	Integrated vertical operations
●	Multiple site operations with

Our complete Herbo software product website is available at www.useherbo.com.

Ga-Du

Our wholly owned subsidiary, Ga-Du, acquired in June 2017, offers the following suite of business functions and opportunities:

Ga-Du has developed multiple financial services applications.  It has created a software platform that captures individual and business entity data. The Ga-Du platform is a secure portal for account access and features incorporating current banking standards for operating and securing online data.  In terms of Financial Services, the Ga-Du platform uses a strict and proprietary Know-Your-Customer (KYC) process, this ensures compliance regardless of the underlying usage.  This software can be used for membership capture, registrations of various kinds, for customer accounts retention and marketing, and/or for bank accounts.  In addition, the Ga-Du banking platform has been enhanced for mobile devices.  The mobile payment platform accommodates the purchasing of products and services like those offered by ESSI, and/or a combined entity, as well as other products and services both inside and outside the cannabis industry.  By targeting digital customers rather than brick-and-mortar customers, the digital Ga-Du platform acquired by ESSI is able to provide banking services to any underserved area. While the applications available to Ga-Du remain available for implementation, the Company is presently focusing its development on its Herbo software suite.

Intellectual Property

The Company has not registered and nor is it in process with any intellectual property applications for Herbo trademarks.

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

On April 13, 2018 it was announced that President Donald Trump had promised Senate Republican Cory Gardner that he will support congressional efforts to protect states that have legalized marijuana, defusing a months-long standoff between Sen. Cory Gardner and the administration over Justice Department nominees. Trump told Gardner that despite the DOJ memo of January 4, 2018, the marijuana industry in Colorado will not be targeted. A bill has not been finalized, but discussion has commenced to find legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize marijuana.(1)

(1) https://www.washingtonpost.com/politics/trump-gardner-strike-deal-on-legalized-marijuana-ending-standoff-over-justice-nominees/ 2018/04/13/2ac3b35a-3f3a-11e8-912d-16c9e9b37800_story.html

Here is now publication on this matter taken from https://globalcannabiscompliance.bakermckenzie.com/2020/01/06/the-sessions-memorandum-two-years-later/

January 4, 2020 marked the two year anniversary of the “Sessions Memorandum“ in which (then) Attorney General Jeff Sessions rescinded the Cole Memorandum and other Obama era DOJ guidance which essentially stated that DOJ would not prosecute state-compliant marijuana-related activity.  Many saw the statement as a declaration of a new “War on Drugs.” However, a review of DOJ cases brought over the last two years reveals that the Trump Justice Department has largely adhered to the Obama Administration’s enforcement priorities.

The Cole Memorandum

The Cole Memorandum stated that federal cannabis enforcement resources would be concentrated on cases involving:

●	Revenue from the sale of cannabis going to criminal enterprises, gangs, and cartels,
●	State authorized cannabis activity being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity,
●	Violence and the use of firearms in the cultivation and distribution of cannabis,
●	Distribution of cannabis to minors,
●	Diversion of cannabis from states where it is legal under state law in some form to other states,
●	Drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use,
●	Growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands, and
●	Cannabis possession or use on federal property.

The Cole Memorandum also stated that:

In jurisdictions that have enacted laws legalizing marijuana in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of marijuana, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities set forth above…. The primary question in all cases – and in all jurisdictions-should be whether the conduct at issue implicates one or more of the enforcement priorities listed above.

In other words, so long as a marijuana business complied with state law, it would not be subject to federal prosecution unless it violated one of the Cole Memorandum priorities.  At his confirmation hearing in 2018, Attorney General Barr suggested that DOJ would not prosecute state compliant marijuana activity but has left the Sessions Memorandum in place as official DOJ policy.  Nevertheless, the Sessions Memorandum appears to have done little to change Obama Administration policy.

DOJ Cases

We reviewed DOJ press releases on approximately 50 federal prosecutions involving marijuana during the period 2018-2020 and did not find one that involved purely state compliant activity. In fact, almost all involved Cole Memorandum priorities – most commonly, organized crime, the use of firearms, and trafficking of other illegal drugs. Those prosecutions which did not involve one of the Cole Memorandum priorities took place in states where recreational marijuana has not (or had not yet) been legalized, such as Texas, Oklahoma and Georgia.

This review also revealed another federal enforcement priority not identified in the Cole Memorandum – public corruption in the marijuana industry.  For example, one reported case involved a former Maryland state delegate who allegedly took bribes in exchange for voting in favor of a bill to increase the number of medical marijuana grower and processing licenses available to an out-of-state company. Another involved a police officer who used his official position to protect a marijuana trafficking business. One case involved a Border Patrol Agent who took bribes from a suspected drug trafficker in exchange for information about Customs Border Protection surveillance. Another involved the prosecution of the Mayor of Fall River, Massachusetts for extorting more than $250,000 in bribes from cannabis businesses in return for assistance with licenses.

In such official extortion cases, legitimate marijuana businesses, far from being prosecuted, are actually treated as victims. We did not identify any cases involving the prosecution of financial institutions for laundering marijuana proceeds. Nor did we identify any cases involving the prosecution of ancillary legitimate businesses that supported marijuana businesses by providing them with otherwise legitimate products or services.

Finally, almost all of the DOJ press releases express appreciation to state and local law enforcement and many cited the Organized Crime Drug Enforcement Task Force (OCDETF) program, a federal multi-agency, multi-jurisdictional task force that supplies supplemental federal funding to federal and state agencies to help them disrupt and dismantle drug trafficking organizations. Such statements indicate the great extent to which federal narcotics enforcement is dependent on assistance from state and local law enforcement. As long as this remains the case, state compliant behavior is unlikely to be prosecuted, regardless of DOJ’s publicly stated policy.

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

Facilities

The Company’s corporate headquarters are located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.

Employees

As of January 31, 2021, the Company had 3 employees, inclusive of our executive officers and directors and one special consultant under contract.  The Company continues to use independent contractors on an as needed basis with respect to our software development initiatives.

Research and Development

There will be an ongoing requirement to undertake research and development as our existing apps and future apps are presented to the marketplace.  During fiscal 2021 and 2020 we expended $153,275 and $157,837 respectively on improvement to the platform we use to manage our websites, social media and applications and our now commercialized enterprise software.

Reports to Security Holders

The Company is not required to deliver an annual report to its stockholders, but will voluntarily send an annual report, together with the Company’s annual audited financial statements upon request. The Company is required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. The Company’s Securities and Exchange Commission filings are available to the public over the Internet at the SEC’s website at www.sec.gov.

The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is www.sec.gov.

ITEM 1A.	RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters are located at 1135 Makawao Avenue, Suite 103-188 Makawao, Hawaii 96768.  We entered into a two-year lease commencing April 1, 2016, for a total of 253 square feet of office and 98 square feet of reception space. Monthly base rent for the period April 1, 2016, to March 31, 2017 was $526.50 per month and increased to $552.83 per month for the subsequent term ending March 31, 2018.  Operating costs for the first year of the lease were approximately $258 per month.  The Company has remitted a security deposit in the amount of $817.24 in respect of the lease.  Further our officers and directors have executed a personal guarantee in respect of the aforementioned lease agreement. On expiry of the lease, and to date, the Company continues to occupy the space on a month to month basis at a rate of approximately $860 per month including operating costs.

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

The Company does not own any property.

ITEM 3.	LEGAL PROCEEDINGS

1)	On February 1, 2019, the lead plaintiff, Mr. Richard Raschke, a purported shareholder of the Company, filed an amended consolidated class action complaint against the Company, the Taylors, and Mr. Gannon Giguiere in the United States District Court for the District of New Jersey (the “Class Action”). The Class Action arose out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of the Company. On September 22, 2020, the Court administratively terminated the case.

2)	On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming the Company, its subsidiary Ga Du Corporation and two of the Company’s officers as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages. The Company has filed its Answer. Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract. The motion has been fully briefed. On May 13, 2020, plaintiff’s motion for summary judgment as to the personal liability of corporate officers of ESSI and Ga-Du under the Washington Wage Rebate Act was Granted. Corporate officers of ESSI and its subsidiary Ga-Du are jointly and severally liable (along with ESSI and its wholly-owned subsidiary Ga-Du) for $240,000 in unpaid wages, another $240,000 in exemplary damages, attorney’s fees, and prejudgment interest. Defendants’ cross-motions regarding personal liability was denied. A total of $746,501 is reflected as a liability on the Company’s balance sheets in respect to this judgment. Subsequent to the fiscal year ended January 31, 2021 the Company’s CEO Mike Rountree commenced settlement payments to Ms. Maguire . As at the date of this report the judgement has been settled in full.

3)	On August 17, 2022, the Company became aware of an Order Instituting Administrative Proceedings and Notice of Hearing (the “Order”) Pursuant to Section 12(j) of the Securities Exchange Act of 1934, File No. 3-20971, issued by the Securities and Exchange Commission (the “SEC”). Under the terms of the Order, the SEC has ordered a public hearing before the SEC. The Company is required to respond to the allegations in the Order within ten (10) days of service and the SEC shall conduct a prehearing conference within fourteen (14) days of service either in person, telephonically or by other remote means. The Company has filed a response as of August 26, 2022 and expects to be fully current in its public reporting obligations no later than September 30, 2022.

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

Market Information

Our Company commenced quotation on the OTC Markets on September 14, 2010. From September 14, 2010, through May 3, 2013, our common stock was quoted on the OTC Markets under the name “Pristine Solutions, Inc.” From May 3, 2013, until February 18, 2014, our Company was quoted on the OTC Markets under the name “Eaton Scientific Systems, Inc.” From February 18, 2014, to February 2017, our common stock was quoted on the OTC Pink Markets under the name “Eco Science Solutions, Inc. and under the symbol “ESSI”; from February 2017 to May 2017 our Company was quoted on the OTCMarkets: QB under the symbol “ESSI”. During May 2017 the trading of ESSI shares on the public exchanges was suspended, and although the suspension has been lifted, a Form 15c2-11 with current information must be filed with the Financial Industry Regulatory Authority (FINRA) prior to the caveat emptor status being lifted. At that time we will need to re-apply to be quoted on the OTCMarkets: QB.

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

Quarter Ended	High	Low
January 31, 2021	$0.033	$0.01
October 31, 2020	$0.045	$0.001
July 31, 2020	$0.06	$0.01
April 30, 2020	$0.05	$0.01
January 31, 2020	$0.06	$0.001
October 31, 2019	$0.035	$0.001
July 31, 2019	$0.045	$0.001
April 30, 2019	$0.055	$0.001

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

On August 29, 2022, the last reported sales price of our common stock as reported by Yahoo Finance was $0.0002.

Record Holders

The Company’s common shares are issued in registered form. Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, NV 89014, (702) 818-5898, is the registrar and transfer agent for the Company’s common shares.

As of August 29, 2022, we had 71 shareholders of record for our common stock and a total of 52,957,572 shares issued and outstanding.

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

Equity Compensation Plan Information

On September 1, 2012, the board of directors of the Company adopted the 2012 Employee Stock Option Plan (the “2012 Plan”).  Under the 2012 Plan, 25,000,000 restricted shares of common stock have been reserved for issuance upon exercise of options granted from time to time under the stock option plan. The 2012 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. Under the 2012 Plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. Subject to the provisions of the 2012 Plan, the board of directors determine who shall receive options, and the number of shares of common stock that may be purchased under the options.

As of January 31, 2016, the Company had granted a total of 6,500,000 options to purchase common shares under this plan. In connection with the options granted, a total of $2,665,000 has been recorded as deferred compensation and was expensed during the fiscal year ended January 31, 2016 and prior.

During the fiscal year ended January 31, 2017, in accordance with the terms of the underlying option agreements, upon the termination of services to the Company by the consultant and the officer holding the granted options, all outstanding stock options expired unexercised 90 days thereafter.  As at January 31, 2017 there are no options outstanding under the 2012 Employee Stock Option Plan. This plan will expire 10 years after its approval on September 1, 2022.

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

The Plan became effective and Awards could be granted on and after January 1, 2016 (the “Effective Date”). Any Awards of incentive stock options granted under the Plan are granted subject to approval of the Plan by the stockholders of the Company within twelve (12) months after the Effective Date. If such approval has not been obtained within such twelve (12) month period, grants of incentive stock options shall be deemed to have been grants of non-qualified stock options.

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

During fiscal 2017 the Company filed two separate Form S-8’s in April and November 2016 respectively for a total of 10,000,000 shares under its 2016 Equity Incentive Plan.   As of January 31, 2017, a total of 9,307,953 shares had been issued under the respective Form S-8’s. This plan will expire 10 years after its adoption date, on January 1, 2026.

On June 20, 2017 the Company’s Board of Directors approved the 2017 Equity Incentive Plan, reserving a total of 15,000,000 shares of common stock for issuance from time to time. The purpose of this Plan is to attract, retain and motivate the officers, directors, employees and consultants of the Company and its Subsidiaries and Affiliates, as well as provide a means of compensation for consultants, and to promote the success of the Company’s business by providing them with appropriate incentives and rewards either through a proprietary interest in the long-term success of the Company or compensation based on fulfilling certain performance goals.

The Plan became effective and Awards could be granted on and after June 20, 2017 (the “Effective Date”). Any Awards of incentive stock options granted under the Plan are granted subject to approval of the Plan by the stockholders of the Company within twelve (12) months after the Effective Date. If such approval has not been obtained within such twelve (12) month period, grants of incentive stock options shall be deemed to have been grants of non-qualified stock options.

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

During fiscal 2018 through 2021, there were no options or awards granted under the 2017 Equity Incentive Plan. The plan will expire 10 years from the original adoption date, June 20, 2027.

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

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended January 31, 2021 and 2020, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

The Company’s consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview of Current Operations

Results of Operations for the years ended January 31, 2021 and 2020

During the fiscal years ended January 31, 2021 and 2019, the Company has generated $52,728 and $59,729 in total revenue. During fiscal 2021 and 2020 revenues include $Nil and $6,894 respectively of revenue generated from related parties, of which amount accounts receivable of $2,697 were written down as uncollectible in fiscal 2021. While we entered into certain licensing and marketing agreements in fiscal 2019 providing for fee-based income in relation to beta trials for the eXPO™ platform, we no longer expect to collect any revenue from these agreements.

Costs of revenue totaled $51,894 and $36,329 in fiscal 2021 and 2020, respectively.

As at January 31, 2021 and 2020, the Company had $4,907 and $59,310 in cash and total current assets. During the year ended January 31, 2021 the Company wrote down certain accounts receivable and prepaid expenses totaling $42,683, leaving cash on hand as our only asset.

During the fiscal years ended January 31, 2021 and 2020, the Company incurred total operating expenses of $1,221,002 and $1,557,564, respectively, including costs of sales of $51,894 and $36,329 in fiscal 2021 and 2020 respectively. During fiscal 2021 and 2020 the Company recorded depreciation and impairment of $1,741 and $4,423 respectively. Amounts expended on advertising and marketing reflect a reduction in expenses year over year from $49,099 in fiscal 2020 to $6,777 in fiscal 2021. The majority of the expense in 2020 included costs associated with the introduction of the Herbo enterprise software. Amounts expended on management and consulting fees were also reduced from $785,541 (2020) to $594,122 as certain management contracts were not renewed on expiry.  Amounts incurred for accounting, audit and legal fees decreased period over period as a result of a decline in legal costs from $425,741 in fiscal 2020 to $340,732. During fiscal 2021 and 2020 research and development fees incurred were $153,275 and $157,837 respectively. Costs for research and development remained constant over these fiscal years. Other operating and general and administrative expenses were reduced year over year from $98,594 in fiscal 2020 to $72,463 in fiscal 2021 relative to amounts paid to maintain our public listing, rent, travel and other costs.

The Company recorded cumulative interest expense of $258,795 and $249,962 in respect of certain convertible notes and other loan agreements, respectively during fiscal 2021 and 2020. During fiscal 2020 the Company recorded bad debt of $127,833 with respect to a loan receivable which remained uncollected with no comparable expense if fiscal 2020. In fiscal 2021, the Company recorded net income from litigation of $1,337,252 with no comparable expense in fiscal 2020. Other income recorded in fiscal 2020 totaled $9,000 with no comparable other income recorded in fiscal 2021. Other expenses in the year ended January 31, 2021, included impairment of certain intangible assets of $16,500 with no comparable expense in the prior comparative year ended January 31, 2020.

The net loss in fiscal 2021 totaled $106,317, as compared to $1,866,630 in fiscal 2020, largely in part due to the income from litigation.

The Company used net cash in operations of $388,295 and $787,142 respectively during the twelve-month periods ended January 31, 2021 and 2020, recorded $Nil in both years as net cash used for investing activities and received cash from financing activities of $390,325 and $788,410, predominantly as a result of certain notes payable, as well as proceeds from related party loans.

Plan of Operation

The Company changed the focus of its business at the close of fiscal 2016 to operate in the eco friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees, and to development certain enterprise software for the cannabis industry. During fiscal 2017 the Company laid the groundwork for income generation from these services by investing in ongoing development of its applications, websites and visibility in both the local and global market.  The Company has invested heavily in advertising to allow its applications and ecommerce website visibility on a global stage. During fiscal 2018 we further added to our business portfolio with the acquisition of Ga-Du corporation and the entry into a licensing and marketing agreement that should see the Company generating revenues future fiscal periods. A series of beta tests on the eXPOTM platform between March and October 2018 generated revenues of $28,431 for the benefit of ESSI, however, the Company has been unsuccessful in collecting these amounts to date and does not expect to continue with collection actions.

Fiscal 2020 brought our first revenues from our Herbo enterprise software and we expect to see increasing revenues from this suite of services as we focus on marketing to a larger client base. The Company’s need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish substantive revenues from operations to cover all operational overhead. We have also had to rely heavily on loans from related parties in our most recently completed fiscal year as we work to have our shares returned for quotation to the OTCMarkets QB. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company’s business, results of operations and financial condition. Any future funding might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2021, the Company had a working capital deficit of $10,640,399 and an accumulated deficit of $73,154,399 The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

While the COVID-19 pandemic has waned in 2022, COVID-19 could have an adverse impact on the Company going forward. COVID-19 has caused significant disruptions to the global financial markets, which may severely impact the Company’s ability to raise additional capital and to pursue certain planned business activities. The Company may be required to cease operations if it is unable to finance its’ operations. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report and is highly uncertain and subject to change. Management is actively monitoring the situation but given the potential ongoing evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. There are no assurances that the Company will be able to meet its obligations, raise funds or continue to implement its planned business objectives to obtain profitable operations.

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

Liquidity and Capital Resources

As of January 31, 2021, the Company had total current assets consisting of cash of $4,907, and total current liabilities of $10,645,306. The Company has limited financial resources available outside loans from its officers and directors and funds it has obtained through use of convertible notes and loans from related parties.  While the Company entered into an Equity Purchase Agreement to sell up to 10,000,000 shares of our common stock, we have been unable to obtain any funding under this agreement in the most recently completed fiscal year and the agreement has been abandoned There can be no guarantee the Company will receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads as we continue to implement our business plan.  While we generated modest revenue in fiscal 2021, we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

Revenue

During fiscal 2020 we commenced operation of our Herbo enterprise software suite. The Herbo enterprise software is a customizable, all-in-one business software (SaaS) and resource for businesses in the Cannabis and Hemp industries. Herbo provides the software, custom web development, operational training and support needed to plan and manage your Marijuana or CBD business. During fiscal 2021 and 2020 we recorded gross revenues of $52,728 and $59,729, respectively, in respect to the licensing of the software.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During fiscal 2021and 2020 we incurred costs of sales of $51,894 and $36,329, respectively with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

General and Administrative Expenses

	For the year ended
	January 31,
	2021	2020	Variances
Depreciation and impairment	1,741	4,423	$(2,682)
Legal, accounting and audit fees	340,732	425,741	(85,000)
Management and consulting fees	594,122	785,541	(191,419)
Research, development, and promotion	153,275	157,837	(4,562)
Office supplies and other general expenses	72,463	98,594	(26,131)
Advertising and marketing	6,777	49,099	(42,322)
Total operating expenses	1,169,108	1,521,235	$(352,127)

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $6,777 during the fiscal year ended January 31, 2021 and $49,099 in the same period ended January 31, 2020. Advertising and marketing costs include costs incurred with the marketing of our Herbo Software including ad placement and other mainstream marketing efforts.

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

$52,728 and $59,729 has been recognized as revenue in the fiscal years ended January 31, 2021 and 2020, respectively. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

While the Company entered into an LMMA under which we are entitled to fee-based revenue on a profit-sharing basis from a financial services platform known as eXPOTM, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are actually paid to the Company by AFN.  As at October 31, 2018 and January 31, 2021, fees payable by AFN for the period May through October 2018 as reconciled in commission reports received from AFN have not been received by the Company. While reports from AFN indicated an amount of $28,431 (10% of net revenue generated by Colorado Business) payable to Ga-Du Corporation as at January 31, 2021, the Company determined the funds are uncollectible and has not recorded any associated revenue.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During fiscal 2021and 2020 we incurred costs of sales of $51,894 and $36,329, respectively with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

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

Convertible Debt and Beneficial Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of January 31, 2021, and January 31, 2020, $248,432 for the value of the stock settled debt for certain convertible notes is included in the Convertible note, net account under balance sheet.

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

For the Fiscal Years Ended January 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Eco Science Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eco Science Solutions, Inc. as of January 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company’s auditor since 2016

Lakewood, CO

September 7, 2022

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2021	January 31, 2020
ASSETS
Current assets
Cash	$4,907	$2,877
Account receivable	-	20,744
Account receivable, related party	-	2,697
Prepaid expenses	-	32,992
Total current assets	4,907	59,310

Property and equipment, net	-	1,741

TOTAL ASSETS	$4,907	$61,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,183,391	$2,871,720
Related party payables	1,751,610	1,365,333
Notes payable, short-term, related party	1,443,974	1,298,649
Notes payable, short-term	2,610,118	4,115,118
Convertible note, net	1,656,213	1,656,213
Total current liabilities	10,645,306	11,307,033

Note payable	350,000	-
Total liabilities	10,995,306	11,307,033

Stockholders’ deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding at January 31, 2020 and January 31, 2019	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 53,957,572 shares issued and 52,957,572 outstanding at January 31, 2021 48,557,572 shares issued and 47,557,572 outstanding at January 31, 2020	5,396	4,856
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	62,166,104	61,804,744
Accumulated deficit	(73,154,399)	(73,048,082)
Total stockholders’ deficit	(10,990,399)	(11,245,982)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,907	$61,051

The accompanying notes are an integral part of these audited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year ended January 31,
	2021	2020

Revenue	$52,728	$52,835
Revenue, related parties	-	6,894
Total revenue	52,728	59,729

Operating expenses:
Cost of revenue	51,894	36,329
Depreciation and impairment	1,741	4,423
Legal, accounting and audit fees	340,732	425,741
Management and consulting fees	594,122	785,541
Research, development, and promotion	153,275	157,837
Office supplies and other general expenses	72,463	98,594
Advertising and marketing	6,777	49,099
Total operating expenses	1,221,002	1,557,564

Net operating loss	(1,168,274)	(1,491,835)

Other income (expenses)
Interest income	-	9,000
Interest expense	(244,269)	(242,098)
Interest expense, related parties	(14,526)	(7,864)
Impair intangible assets	(16,500)	-
Other income (expense)	1,337,252	(127,833)
Total other income (expenses)	1,061,957	(368,795)

Net loss	$(106,317)	(1,866,630)

Net loss per common share - basic and diluted	$(0.00)	(0.04)

Weighted average common shares outstanding - basic and diluted	47,555,106	47,557,572

The accompanying notes are an integral part of these audited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2019	-	$-	48,557,572	$4,856	$(1,000,000)	$(7,500)	$61,804,744	$(71,181,452)	$(9,379,352)

Net loss	-	-	-	-	-	-	-	(1,866,630)	(1,866,630)
Balance, January 31, 2020	-	$-	48,557,572	$4,856	(1,000,000)	$(7,500)	$61,804,744	$(73,048,082)	$(11,245,982)

Shares cancelled under the Order and Judgment in the settlement of a lawsuit	-	-	(3,500,000)	(350)	-	-	350	-	-
Shares issued under the Order and Judgment in the settlement of a lawsuit	-	-	1,400,000	140	-	-	22,260	-	22,400
Shares issued under Executive Employment Agreement	-	-	3,000,000	300	-	-	32,700	-	33,000
Shares issued under Board Advisory Agreement	-	-	2,500,000	250	-	-	39,750	-	40,000
Shares issued under asset purchase agreement	-	-	1,500,000	150	-	-	16,350	-	16,500
Shares issued under share purchase agreement	-	-	500,000	50	-	-	249,950	-	250,000
Net loss	-	-	-	-	-	-	-	(106,317)	(106,317)
Balance, January 31, 2021	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(73,154,399)	$(10,990,399)

The accompanying notes are an integral part of these audited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(106,317)	$(1,866,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment	18,241	4,423
Written-off uncollected loan receivable	-	100,000
Written-off uncollected interest receivable	-	27,833
Litigation (income)	(1,337,252)	-
Stock based compensation	73,000	-
Changes in operating assets and liabilities:
Bad debt	9,691	-
Interest receivable	-	(9,000)
Accounts receivable	13,750	(23,441)
Accounts receivable, related party	-	-
Prepaid expenses	32,992	(4,865)
Increase (decrease) in accounts payable and accrued expenses	521,324	659,554
Increase (decrease) in related party payables	386,276	324,984
Net cash used in operating activities	(388,295)	(787,142)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from related party loans	395,325	795,910
Notes payable	(5,000)	(7,500
Net cash provided by financing activities	390,325	788,410

Net decrease in cash	2,030	1,268
Cash-beginning of period	2,877	1,609
Cash-end of period	$4,907	$2,877

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Notes payable, short-term, related party offset by share purchase agreement	$250,000	$-
Notes payable, long-term add as part of litigation expense	$350,000
Shares issued as part of litigation expense	$22,400	$-
Notes payable, short-term cancelled as part of litigation income	$1,500,000	$-
Accrued interest cancelled as part of litigation income	$716,155
Accounts payable under litigation expense	$506,502	$-

The accompanying notes are an integral part of these audited consolidated financial statements

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On January 28, 2021, the Company entered into an Asset Purchase Agreement with Haiku Holdings, LLC, wherein the Company purchased an enterprise software platform, coupling the Company’s consumer engagement applications and e-commerce platform to this proprietary enterprise accounting, inventory management, customer relationship management, and overall business operations, of which was developed by Haiku Holdings, LLC.  The terms of the Asset Purchase Agreement are such that ESSI shall deliver to the Seller and/or it’s assigns an aggregate of 1,500,000 shares of its restricted common stock

Going Concern

These audited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2021, the Company had a working capital deficit of $10,640,399 and an accumulated deficit of $73,154,399. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The recent COVID-19 pandemic could continue to have an adverse impact on the Company going forward.  COVID-19 has caused significant disruptions to the global financial markets, which may severely impact the Company’s ability to raise additional capital and to pursue certain planned business activities. The Company may be required to cease operations if it is unable to finance its’ operations. The full impact of the COVID-19 outbreak will continue to evolve and is highly uncertain and subject to change. Management is actively monitoring the situation but given the potential evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. There are no assurances that the Company will be able to meet its obligations, raise funds or continue to implement its planned business objectives to obtain profitable operations.

The audited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements.  These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements. Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

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

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized.  These costs are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation. The Company recorded impairment of intangible assets of $16,500 and $0 during the years ended January 31, 2021 and 2020.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $6,777 during the fiscal year ended January 31, 2021 and $49,099 in the same period ended January 31, 2020. Advertising and marketing costs include costs incurred with the marketing of our Herbo Software such as ad placement and other internet marketing efforts.

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

$52,728 and $59,729 has been recognized as revenue in the fiscal years ended January 31, 2021 and 2020, respectively. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

While the Company entered into an LMMA under which we are entitled to fee-based revenue on a profit-sharing basis from a financial services platform known as eXPOTM, the Company has determined that when recording its revenue, the monthly income is not clearly determinable until the fees are actually paid to the Company by AFN.  As at October 31, 2018 and January 31, 2021, fees payable by AFN for the period May through October 2018 as reconciled in commission reports received from AFN have not been received by the Company. While reports from AFN indicated an amount of $28,431 (10% of net revenue generated by Colorado Business) payable to Ga-Du Corporation as at January 31, 2021, the Company determined the funds are uncollectible and has not recorded any associated revenue.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During fiscal 2021and 2020 we incurred costs of sales of $51,894 and $36,329, respectively with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

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

Convertible Debt and Beneficial Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of January 31, 2021 and 2020, $248,432 for the value of the stock settled debt for certain convertible notes is included in the Convertible note, net account under balance sheet. (see Note 10).

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

Recently issued accounting pronouncements

There have been no material changes to our significant accounting policies as summarized above for the year ended January 31, 2021. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying consolidated financial statements.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	January 31 2021	January 31, 2020
Office equipment	$15,528	$15,528
Less: accumulated depreciation and amortization	(15,528)	(13,787)
Total property and equipment, net	$-	$1,741

Depreciation expense (excluding impairment) amounted to $1,741 and $4,423 for the fiscal years ended January 31, 2021 and 2020, respectively.

NOTE 4: INTANGIBLE ASSETS

On January 28, 2021, the Company entered into an Asset Purchase Agreement with Haiku Holdings, LLC,  a limited liability company owned by The Rountree Trust, of which Michael Rountree is the Trustee, wherein the Company purchased an enterprise software platform, coupling the Company’s consumer engagement applications and e-commerce platform to this proprietary enterprise accounting, inventory management, customer relationship management, and overall business operations (the “Software”), of which was developed by Haiku Holdings, LLC.  The terms of the Asset Purchase Agreement are such that ESSI shall deliver to the Seller and/or it’s assigns an aggregate of 1,500,000 shares of its restricted common stock (the “Shares”).  Further, ESSI will not assume and shall have no responsibility for any of the Seller’s obligations related to the Purchased Assets (including leases and liabilities of any type, kind or nature), whether fixed, accrued, contingent or otherwise, and whether arising in contract, in tort, by violation of law, by operation of law, or otherwise, and all such obligations, past, present, or arising in the future, shall remain with the Seller.

January 28, 2021
Initial acquisition cost (1,500,000 shares of its restricted common stock)	$16,500

The Company valued the software platform at $16,500. On January 31, 2021, the Company impaired the capitalized value of the intangible asset in full.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consist of the following:

	January 31, 2021	January 31, 2020
Office lease – Security deposits	$-	$13,127
Prepaid other expenses	-	19,865
Total prepaid expense	$-	$32,992

During the year ended January 31, 2021, the Company expensed amounts included as prepaid expenses upon determination the recovery of such amounts was unlikely.

NOTE 6: CONVERTIBLE PROMISSORY NOTE RECEIVABLE

During fiscal 2018, the Company’s subsidiary Ga-Du Corporation entered into an Assignment Agreement with G&L Enterprises, wherein G&L Enterprises assigned to Ga-Du Corporation, all of its rights, interest in, and obligations under a License and Master Marketing Agreement (LMMA) it entered into with Alliance Financial Network, Inc. (“AFN”). As part of this agreement the Company was assigned a loan receivable (“Note”) with the principal amount of $100,000.

The Note matured on July 6, 2018, accrued interest at a rate of 12% per annum was payable to Ga-Du Corporation.  The Note can, at Ga-Du’s option, be converted upon maturity into 1.12% of the equity of AFN. The Company wrote off the balance of promissory note receivable on Oct 31, 2019.

The Note matures on July 6, 2018 and bears interest at a rate of 12% per annum and is payable to Ga-Du Corporation.  The Note can, at Ga-Du’s option, be converted upon maturity into 1.12% of the equity of Alliance. The Company wrote off the balance of promissory note receivable in the principal amount of $100,000 and the balance of interest receivable in the amount of $27,833 in fiscal year ended January 31, 2020.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at January 31, 2021 and 2020 consist of the following:

	January 31, 2021	January 31, 2020
Accounts payable	$2,344,587	$2,303,732
Accounts payable under litigation	746,502	-
Interest payable	62,302	534,188
Accrued other expenses	30,000	33,800
	$3,183,391	$2,871,720

NOTE 8: NOTES PAYABLE

Note payable consists of the following loans:

	January 31, 2021	January 31, 2020
Note 1 in fiscal year 2017 each due in three months from issuance date	$14,930	$14,930
Note 2 in fiscal year 2017 due in three months from issuance date	50,000	50,000
Note 3 in fiscal year 2017, 2018 and 2019, each due in twelve months from issuance date	2,225,500	3,730,500
Note 4 in fiscal year 2017, each due in nine months from issuance date	305,266	305,266
Note 5 in fiscal year 2019 due in nine months from issuance date	14,422	14,422
Note 6 in fiscal year 2021 due in 3 years from issuance date	350,000	-
Total	$4,110,118	$4,115,118
Current portion	$2,610,118	$4,115,118
Debt, long term	$350,000	$-

Interest expenses for above notes recorded in the fiscal years ended January 31, 2021 and 2020 is as follows:

	For the Years Ended January 31,
	2021	2020
Interest expenses	$229,956	$227,825

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date.

Interest expenses recorded in years ended January 31, 2021 and 2020 is as follows:

	For the Years Ended January 31,
	2021	2020
Interest expense	$149	$149

	January 31, 2021	January 31, 2020
Interest payable	$704	$555
Note payable	$14,930	$14,930

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and is due three months from issue date. As at January 31, 2018 the note became due and remained unpaid.

Interest expenses recorded in years ended January 31, 2021 and 2020 is as follows:

	For the Years Ended January 31,
	2021	2020
Interest expense	$501	$500

	January 31, 2021	January 31, 2020
Interest payable	$2,127	$1,626
Note payable	$50,000	$50,000

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

During the fiscal year ended January 31, 2021 and 2020, the Company made cash payment of $5,000 and $7,500, respectively to the note.

On December 8, 2020, the Company cancelled One Million Five Hundred Thousand Dollars ($1,500,000) of debt of this notes under an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW. (Ref Note 13(1) - Contingencies).

On January 31, 2021, the Company and Note holder enter into a consolidation of the principal sums of prior notes (“Consolidated Not’) that were entered into between the dates of January 1, 2017, and January 31, 2021. This Consolidated Note is non-interest bearing and pursuant to a court order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW no interest accrued on any prior notes shall be payable to the note holder. The term of this Consolidated Note will be one year, and one day, and due on February 1, 2022. However, no payments shall be made toward this Note without approval from the Board of Directors.

Interest expenses recorded in years ended January 31, 2021 and 2020 is as follows:

	For the Years Ended January 31,
	2021	2020
Interest expense	$223,204	$224,189

Litigation income
Cancellation of principal of note payable	$1,500,000	$-
Cancellation of interest payable	716,155	-
Total	$2,216,155	$-

	January 31, 2021	January 31, 2020
Interest payable	$-	$492,951
Note payable	$2,225,500	$3,730,500

Note 4:

During the year ended January 31, 2019, the Company received accumulated amount of $305,266 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date.

Interest expenses recorded in years ended January 31, 2021 and 2020 is as follows:

	For the Years Ended January 31,
	2021	2020
Interest expense	$2,850	$2,843

	January 31, 2021	January 31, 2020
Interest payable	$7,156	$4,306
Note payable	$305,266	$305,266

Note 5:

On September 12, 2018 the Company received amount of $14,422 from a third party. The notes bear interest at a rate of 1% per annum, and due nine months from issue date.

Interest expenses recorded in years ended January 31, 2021 and 2020 is as follows:

	For the Years Ended January 31,
	2021	2020
Interest expense	$145	$144

	January 31, 2021	January 31, 2020
Interest payable	$328	$183
Note payable	$14,422	$14,422

Note 6:

On December 8, 2020, the Company entered into a Promissory Note in the amount of $350,000 with Robbins LLP, pursuant to the Order and Judgment in the settlement of a lawsuit entitled In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.). The note bear interest at a rate of 6% per annum, and due in three years from issue date.

Interest expenses recorded in years ended January 31, 2021 and 2020 is as follows:

	For the Years Ended January 31,
	2021	2020
Interest expense	$3,107	$-

	January 31, 2021	January 31, 2020
Interest payable	$3,107	$-
Note payable	$350,000	$-

NOTE 9: CONVERTIBLE NOTE PAYABLE

During fiscal 2018, the Company entered into a convertible note for a total of $1,407,781 bearing interest at 1% per annum, beginning on November 1, 2017 and payable each 120 days as to any outstanding balance.  At the Maturity Date of this convertible debenture, Lender has the option to:

(a)	Convert the $1,407,781 Debt, plus accrued interest, into shares of Eco Science Solutions, Inc. Common Stock, at the rate of 15% discount to the closing price on the day of lender’s conversion request, per share; or

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

As at the date of this report, the Lender has not made a demand for payment and the note is in default.

At January 31, 2021 and 2020, convertible note payable consisted of the following:

	January 31, 2021	January 31, 2020
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

Interest expenses recorded in fiscal years ended January 31, 2021 and 2020 is as follows:

	For the fiscal years Ended January 31,
	2021	2020
Interest expense	$14,313	$14,273

	January 31, 2021	January 31, 2020
Interest payable	$46,457	$32,144

NOTE 10: RELATED PARTY TRANSACTIONS

As of January 31, 2021 and 2020, related parties are due a total of $3,195,948 and $2,371,738, respectively.

	January 31, 2021	January 31, 2020
Related party payables (1)(2)(3)(5)(6)(7)	$1,751,610	$1,365,333
Notes payable (1)(3)(5)	1,443,974	1,298,649
Total related party transactions	$3,195,584	$2,371,738

Services provided from related parties:

	For Fiscal Years Ended January 31,
	2021	2020
Mr. Jeffery Taylor (1)(a)	$115,000	$115,000
Mr. Don Lee Taylor (1)(a)	105,000	105,000
Ms. Jennifer Taylor (2)	36,000	36,000
Mr. Michael Rountree (3)(a)	120,000	120,000
L. John Lewis (5)	-	40,000
S. Randall Oveson (6)	-	40,000
Mr. Andy Tucker (7)	-	46,667
Stock-based compensation – Mr. Michael Rountree (3)(a)	33,000	-
	$409,000	$502,667

Interest expenses from related parties:

	For Fiscal Years Ended January 31,
	2021	2020
Mr. Jeffery Taylor (1)(b)	$-	$21
Mr. Don Lee Taylor (1)(b)	130	141
Mr. Michael Rountree (3)(b)	12,692	6,002
Mr. Lewis (5)	1,704	1,700
	$14,526	$7,864

Revenue from related parties:

	For Fiscal Years Ended January 31,
	2021	2020
Greenfield Groves Inc. (4)	$10,788	$6,894

(1)	Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company. On December 8, 2020 Jeffery Taylor resigned his position as Chairman of the Board, Don Taylor resigned his positions as CFO, Member of the Board of Directors. On January 28, 2021, the Board of Directors accepted the resignation of Jeffery Taylor as Chief Executive Officer, effective January 31, 2021.

(a) Employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company’s actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive’s past or future employment by the Company or any Affiliates, or any predecessor thereof (“Work Product”), belong to the Company, or its Affiliates, as applicable. During the fiscal year ended January 31, 2021, the company paid $141,000 (2020 - $181,019) to Mr. Jeffery Taylor and $0 (2020- $10,500) to Mr. Don Lee Taylor.  As at January 31, 2021 there was a total of $33,137 owing to Mr. Jeffery Taylor (January 31, 2020 - $59,137) and $296,700 to Mr. Don Lee Taylor (January 31, 2020 - $191,700), respectively, in accrued and unpaid salary under the terms of the employment agreement.

(b) Note payable

On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2020, the company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.  As at January 31, 2021 there was a total of $0 owing to Mr. Jeffery Taylor (January 31, 2020 - $0) and $13,000 to Mr. Don Lee Taylor (January 31, 2020 - $13,000), respectively.

(c) Other event

In December 2020, Jeffery Taylor and Don Taylor each return 750,000 shares to the Company’s Transfer Agent for cancellation. The cancellation of the shares were pursuant to the Order and Judgment in the settlement of the aforementioned lawsuit.

(2)	For the fiscal years ended January 31, 2021 and 2020, the Company was invoiced a total of $36,000 as consulting services by Ms. Jennifer Taylor, sister of the Company’s officers and directors. As at January 31, 2021 there was a total of $94,000 in accrued and unpaid (January 31, 2020 - $58,000) consulting fees.

(3)	(a) Employment agreement/Executive Employment Agreement with Michael Rountree

On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company’s Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $120,000 in the fiscal years ended January 31, 2021 and 2020 under the terms of this agreement, all of which remains unpaid. As at January 31, 2021 there was a total of $440,000 (January 31, 2020 - $320,000) in accrued and unpaid salary under the terms of the employment agreement. In additional, during the fiscal year ended January 31, 2021, Mr. Rountree paid an accumulated amount of $129,928 for the Company’s expenses.

On December 8, 2020, Michael Rountree was appointed interim CFO and Treasurer.

On January 28, 2021, as amended March 1, 2021, the Company entered into an Executive Employment Agreement (“Agreement”), effective January 31, 2021, with Michael Rountree, the Company’s current Chief Operating Officer. Michael will serve as the Chief Executive Officer, as well as the Chief Financial Officer. The term of the Agreement is for three years. Mr. Rountree shall be entitled to the amount of $250,000 per year (the “Base Salary”), which amount shall accrue, until such time as the Company has sufficient resources to remit regular payments. Upon the date the financial threshold is achieved, Executive shall be entitled to receive salary payments at a rate of $175,000 per annum for the following six months, $225,000 per annum for the next six months, and then $250,000 per annum on the one-year anniversary from the date the Company reaches the financial threshold. At all times until the one-year anniversary of the financial threshold, the calculated difference between the Base Salary and the actual salary payments shall accrue for the benefit of the Executive up to the Base Salary. The Executive’s base salary may not be decreased during the Employment Term other than as part of an across-the-board salary reduction that applies in the same manner to all senior executives of the Company, or if the duties of the Executive are materially changed.

On January 28, 2021, the Company entered into an Indemnification Agreement with Michael Rountree; the Company finds it is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify, and to advance expenses on behalf of Mr. Rountree, in his positions as the Chief Executive Officer and Chief Financial Officer, to the fullest extent permitted by applicable law so that he will serve, and continue to serve, the Company free from undue concern that he will not be so indemnified.

(b) Note payable with Rountree Consulting, a company controlled by Mr. Rountree

During the year ended January 31, 2019, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $379,319.

During the fiscal year ended January 31, 2020 the Company issued promissory notes to Rountree Consulting in the accumulated amount of $805,901.

During the fiscal year ended January 31, 2021, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $395,325.

These notes bear interest at a rate of 1% per annum, each is due nine months from issue date.

On January 28, 2021, the Company entered into a Debt Settlement and Share Purchase Agreement with Rountree Consulting, Inc., owned by The Rountree Trust, wherein Rountree Consulting, Inc. has agreed to accept 500,000 unregistered, restricted shares of the Company’s common stock at a price of US $0.50 per share in settlement of a portion, in the amount of $250,000 of the total debt owed to Rountree Consulting, Inc. by the Company.

(3)

Licensing agreement with Haiku Holdings LLC (“Haiku”)

On March 1, 2019 the Company and Haiku Holdings LLC “Haiku”, a company controlled by our COO, Mr. Rountree, entered into a Trademark Licensing Agreement.  Under the terms of the agreement, the Licensed Marks, including and incorporating Herbo, may be used by Haiku to facilitate the Company’s business including lead generation and referral services. Further, as a result of any revenue generating business generated by Haiku, the Company shall receive 90% of the net revenue. The license remains in effect for a period of ten (10) years from the effective date of the agreement and may be terminated on sixty (60) days written notice by the Company should there be a material breach which remains uncured, or at any time on ten (10) days written notice by Haiku without cause.

Software Reseller Agreement with Haiku Holdings LLC (“Haiku”)

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

During the fiscal years ended January 31, 2021 and 2020 the company recorded $6,821 and $5,973 as license fees under costs of sales, respectively.

Asset purchase agreement with Haiku Holdings LLC (“Haiku”) Refer to Note 4: INTANGIBLE ASSETS

(4)

Revenue from Greenfield Groves Inc.

Greenfield Groves Inc. is owned by Lindsay Giguiere, wife of Gannon Giguiere, who is the president of Phenix Ventures LLC (See Note 11(b) below), and an over 5% shareholder of the Company’s common stock.

(5)	(a) Employment agreement with L. John Lewis

On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. As at January 31, 2021 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2020 - $240,000).

In December 2020, Mr. Lewis return 250,000 shares to the Company’s Transfer Agent for cancellation The cancellation of the shares were pursuant to the Order and Judgment in the settlement of the aforementioned lawsuit.

(b) Note payable

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

(6)

On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. As at January 31, 2021 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2020 - $240,000).

In December 2020, Mr. Oveson return 250,000 shares to the Company’s Transfer Agent for cancellation The cancellation of the shares were pursuant to the Order and Judgment in the settlement of the aforementioned lawsuit.

(8)	On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000. Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. The employment agreement was not renewed on expiry. As at January 31, 2021 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2020 - $240,000). Mr. Tucker holds approximately 10.29% of the Company’s issued and outstanding shares.

NOTE 11: CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

Between December 8, 2020 and December 15, 2020, the following shareholders returned shares to the Company’s Transfer Agent for cancellation: (a) Gannon Giguiere – 1,500,000 shares; (b) Jeffery Taylor – 750,000 shares; (c) Don Taylor – 750,000 shares; (d) L John Lewis – 250,000 shares; and (e) S Randall Oveson – 250,000 shares.  The cancellation of the shares was pursuant to the Order and Judgment in the settlement of the aforementioned lawsuit.

On December 8, 2020, the Company issued 1,400,000 restricted shares of the Company’s common stock to the law firm of Robbins, LLP, as consideration for attorney fees.

On December 23, 2020, the Company issued 2,500,000 restricted shares of the Company’s common stock to Mr. Carl Mudd to be as Chairman of the Board and Ombudsman of the Company under Board Advisory Agreement.

On January 28, 2021, the Company issued 1,500,000 restricted shares of the Company’s common stock under an Asset Purchase Agreement with Haiku Holdings, LLC.

On January 28, 2021, the Company issued 3,000,000 restricted shares of the Company’s common stock the Executive Employment Agreement.

On January 28, 2021, the Company issued 500,000 shares of the Company’s common stock to Rountree Consulting, Inc pursuant to the terms of the Debt Settlement and Stock Purchase Agreement.

As of January 31, 2021, there were 53,957,572 shares issued and 52,957,572 shares outstanding. As of January 31, 2020 there were 48,557,572 shares issued and 47,557,572 shares outstanding.

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

As of January 31, 2021 and 2020, no Series A Voting Preferred Shares were issued.

NOTE 12: COMMITMENTS

(a)	On March 22, 2016, we entered into a two-year lease commencing April 1, 2016 for a total of 253 square feet of office and 98 square feet of reception space. Monthly base rent for the period April 1, 2016 to March 31, 2017 was $526.50 per month, increasing to $552.83 per month for the second year. Operating costs for the first year of the lease were $258.06 per month. The Company remitted a security deposit in the amount of $817 in respect of the lease. Further our officers and directors executed a personal guarantee in respect of the aforementioned lease agreement. On expiry of the lease, and to date, the Company continues to occupy the space on a month-to-month basis at a rate of approximately $860 per month including operating costs. During the year ended January 31, 2021, the Company expensed the security deposit as unrecoverable.

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

Subsequently, a Complaint was filed against Gannon Giguiere, president of Phenix Ventures, in July 2018, by the SEC, which alleged Mr. Giguiere’s involvement in certain activities, of which the Company, its’ officers, board members, and others directly involved with the Company, have no knowledge of.  Subsequent to the year ended January 31, 2021, Mr. Giguiere entered into a settlement agreement with the SEC and the registration statement expired with no funding having been provided.

(c)	On June 21, 2017, Ga-Du entered into an employment agreement with Ms. Wendy Maguire, whereby Ms. Maguire accepted employment as Vice President, business development of Ga-Du for two years unless terminated earlier in accordance with the agreement. During her period of employment, Ms. Maguire had a base salary at an annual rate of $120,000. Ms. Maguire resigned as Vice President, Business Development on December 12, 2018. Prior to her resignation Ms. Maguire filed a Complaint in the United States District Court from the Western District of Washington for payment of accrued and unpaid wages, legal fees and damages. The Company ceased to accrue fees for Ms. Maguire following receipt of the complaint (ref: Note 12).

(d)	On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173. In the third year the monthly base rent increases to $15,810. The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease. The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs. Subsequent to October 31, 2018 the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. After deduction of the Security deposit, a balance of $21,051 remains due and payable as at January 31, 2021 and 2020.

(e)

The Company has entered into verbal agreements with Take2L, an arms length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform.

As at January 31, 2021 and 2020 an amount of $768,810 is due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

(f)

On December 23, 2020, the Company entered into a Board Advisory Agreement in which Mr. Carl Mudd agreed to serve as the Chairman of the Board of Directors of the Company (the “Board”) and as Ombudsman for the Company pursuant to both Rule 53 of the Federal Rules of Civil Procedure, and to the Order and Judgment in the settlement of a lawsuit entitled In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.)

As consideration for his service, in addition to receiving two million five hundred thousand (2,500,000) restricted shares of the Company’s common stock, he will receive an advisory fee of Ten Thousand Dollars ($10,000) per month, commencing December 24, 2020. Half of the monthly advisory fee ($5,000) must be paid to Mr. Mudd, while the other half of the advisory fee may be accrued on a monthly basis until the Company has closed a bona fide third-party debt and/or equity financing of at least eight hundred thousand dollars ($800,000).

The term of this Agreement shall be four (4) years or as set forth in the Stipulation of Order. This Agreement may be terminated by either party upon thirty (30) days’ notice for material breach. If the caveat emptor symbol affixed to the Company is not removed by the OTC Marketplace by February 28, 2021, that shall constitute a material breach under this Section. In addition, this Agreement shall terminate in the event of the resignation of Advisor from the Board.

NOTE 13: CONTINGENCIES

(1)  On October 20, 2017, a purported shareholder of the Company, Mr. Ian Bell, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the “First Hawaii Complaint”). On January 11, 2018, a purported shareholder of the Company, Mr. Marc D’ Annunzio, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the “Second Hawaii Complaint”). On February 9, 2018, the Hawaii federal court consolidated the First Hawaii Complaint and the Second Hawaii Complaint (the “Consolidated Hawaii Action”). On December 10, 2018, plaintiffs in the Consolidated Hawaii Action filed their amended complaint (the “Amended Hawaii Complaint”). The Company is identified as a nominal defendant, against which no claims are plead. The Amended Hawaii Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of the Company. The Amended Hawaii Complaint asserts claims on behalf of the Company for breach of fiduciary duty against the Taylors and Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Lewis and Mr. Oveson, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, for waste of corporate assets against the Individual Defendants, and for unjust enrichment against the Individual Defendants. The Amended Hawaii Complaint seeks damages for the alleged breaches of fiduciary duties, aiding and abetting, waste and unjust enrichment, demands restitution and disgorgement and requests an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company’s corporate governance in order to avoid any alleged future harm to the Company. On September 21, 2020, the United States District Court for the District of Hawaii issued an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), preliminarily approving a proposed settlement (the “Settlement”) as set forth in a Stipulation of Settlement dated September 21, 2020 (the “Stipulation”), by and among (i) plaintiffs Mr. Ian Bell and Mr. Marc D’ Annunzio, individually and derivatively on behalf of Eco Science Solutions Inc. (the “ESSI or the Company”); (ii) certain of the Company’s current and former officers, directors and consultants; and (iii) the Company.  Pursuant to the Court’s Preliminary Approval Order, a hearing was held on November 17, 2020, before the Honorable Leslie Kobayashi, in the United States District Court for the District of Hawaii and approved terms of Settlement for an Order issued December 3, 2020, including the following:

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

(2) On November 3, 2017, a purported shareholder of the Company, Mr. Hans Menos, filed a verified shareholder derivative complaint against the Individual Defendants in the United States District Court for the District of Nevada (the “Nevada Federal Complaint”). Mr. Menos amended the Nevada Federal Complaint on December 21, 2018. The Company is identified as a nominal defendant, against which no claims are plead. The Nevada Federal Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of Company. The Nevada Federal Complaint asserts claims on behalf of the Company for breach of fiduciary duties against the Individual Defendants, for aiding and abetting breaches of fiduciary duties against Mr. Giguiere, Mr. Lewis and Mr. Oveson, unjust enrichment against the Individual Defendants, waste of corporate assets against the Individual Defendants, abuse of control against the Individual Defendants, and gross mismanagement against the Individual Defendants. The Nevada Federal Complaint (I) seeks judicial declarations that (i) Mr. Menos may maintain this action on behalf of the Company and (ii) the Individual Defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company; (2) seeks damages to the Company allegedly sustained as a result of the acts/omissions of the Individual Defendants; (3) seeks an order directing the Company and the Individual Defendants to take all necessary actions to reform and improve the Company’s corporate governance in order to avoid any alleged future harm to the Company. On March 2, 2020, the parties to the Nevada Federal Complaint stipulated to the dismissal thereof, which the Court approved on March 3, 2020.

(3) On February 1, 2019, the lead plaintiff, Mr. Richard Raschke, a purported shareholder of the Company, filed an amended consolidated class action complaint against the Company, the Taylors, and Mr. Gannon Giguiere in the United States District Court for the District of New Jersey (the “Class Action”). The Class Action arose out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or  on  behalf  of Company. On September 22, 2020, the Court administratively terminated the case.

(4)  On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming the Company, its subsidiary Ga Du Corporation and two of the Company’s officers as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract.  The motion has been fully briefed.  On May 13, 2020, plaintiff’s motion for summary judgment as to the personal liability of corporate officers of ESSI and Ga-Du under the Washington Wage Rebate Act was Granted. Corporate officers of ESSI and its subsidiary Ga-Du are jointly and severally liable (along with ESSI and its wholly-owned subsidiary Ga-Du) for $240,000 in unpaid wages, another $240,000 in exemplary damages, attorney’s fees, and prejudgment interest. Defendants’ cross-motions regarding personal liability was denied. A total of $746,501 is reflected as a liability on the Company’s balance sheets in respect to this judgment.

The litigation under other income (expense) as below:

 Schedule Of The Litigation Under Other Income Expense

Above (1)	$1,843,754
Above (4)	(506,502)
$1,337,252

Subsequent to January 31, 2021, all pending litigation against the Company was adjudicated, dismissed or settled.

NOTE 13: SUBSEQUENT EVENTS

Subsequent to the fiscal year ended January 31, 2021 the Company’s CEO Mike Rountree commenced settlement payments to Ms. Wendy Maguire (ref: Note 12(4)) and the judgment amount of $746,501 has been settled in full, and allocated to Mr., Rountree for reimbursement.

On August 17, 2022, the Company became aware of an Order Instituting Administrative Proceedings and Notice of Hearing (the “Order”) Pursuant to Section 12(j) of the Securities Exchange Act of 1934, File No. 3-20971, issued by the Securities and Exchange Commission (the “SEC”). Under the terms of the Order, the SEC has ordered a public hearing before the SEC. The Company is required to respond to the allegations in the Order within ten (10) days of service and shall conduct a prehearing conference within fourteen (14) days of service either in person, telephonically or by other remote means. The Company has filed a response as of August 26, 2022 and expects to be fully current in its public reporting obligations no later than September 30, 2022.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2021, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2021. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of January 31, 2021, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2021:

1) Recently established audit committee with two members consisting of our Ombudsman and Chairman of the Board, as the sole independent member. These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

Management’s Remediation Initiatives

As of January 31, 2021, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended January 31, 2021, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company and its wholly owned subsidiary, as of January 31, 2021:

Name	Position(s) Held	Age	Date first Elected or Appointed
Jeffery Taylor	President, Secretary, Director (1)	50	December 17, 2015 as to President and January 11, 2016 as to Director and Secretary.
A. Carl Mudd	Ombudsman, Director Chairman of the Board, member of the audit committee	78	December 23, 2020 as to all positions
Michael D. Rountree	Chief Executive Officer (1) Chief Financial Officer, Chief Operating Officer, Treasurer	52	January 31, 2021 as to CEO and CFO, December 8, 2020 as to Treasurer and June 21, 2017 as to COO.
S. Randall Oveson	Director and member of audit committee. Chief Operating Officer and Director of controlled subsidiary Ga Du.	60	June 21, 2017 as to all positions.

(1)	Mr. Jeffery Taylor resigned as Chief Executive Officer and Chairman of the Board, on January 28, 2021, effective January 31, 2021 and Mr. Michael Rountree was appointed Chief Executive Officer and Chief Financial Officer concurrently.

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

Mr. A. Carl Mudd

Mr. Mudd has extensive management experience, especially in the financial area, and has spent over 18 years consulting with and mentoring CEOs and board of directors of major companies on global strategy, business processes and international operations. In addition, he has 27 years of experience in international companies holding the key executive positions of chief financial officer, chief operating officer, and president. Mr. Mudd currently, and has previously, served as a member of the board of directors and chairman of the audit committee of other China- and U.S.-based NASDAQ and AMEX listed companies and as an advisory director to several large privately held companies. He also served as a Statutory Director and Chairman of the Nominating & Corporate Governance Committee of the National Association of Corporate Directors-North Texas Chapter and as Director in Residence with the Institute for Excellence in Corporate Governance-School of Management, University of Texas at Dallas. He is a Certified Public Accountant, holds a business degree from St. Edward’s University in Austin, Texas and a Certification of Director Education from The National Association of Corporate Directors Institute.

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

Mr. Oveson is currently involved in financial processing projects in Europe, Canada, and the US as well as assisting with the development of Ga-Du Corporation’s enterprise solutions and operations.

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

Identification of Significant Employees

Our only Significant Employees are officers and directors of the Company.

Family Relationships

The Company currently has a Consulting Agreement with Jennifer Taylor, Mr. Jeffrey Taylor’s sister.

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

On February 1, 2019, the lead plaintiff, Mr. Richard Raschke, a purported shareholder of the Company, filed an amended consolidated class action complaint against the Company, the Taylors, and Mr. Gannon Giguiere in the United States District Court for the District of New Jersey (the “Class Action”). The Class Action arose out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or  on  behalf  of Company. On September 22, 2020, the Court administratively terminated the case.

On September 10, 2018 the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming the Company, its subsidiary Ga Du Corporation and two of the Company’s officers as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019 on her statutory claim for unpaid wages and on her claim for breach of employment contract.  The motion has been fully briefed.  On May 13, 2020, plaintiff’s motion for summary judgment as to the personal liability of corporate officers of ESSI and Ga-Du under the Washington Wage Rebate Act was Granted. Corporate officers of ESSI and its subsidiary Ga-Du are jointly and severally liable (along with ESSI and its wholly-owned subsidiary Ga-Du) for $240,000 in unpaid wages, another $240,000 in exemplary damages, attorney’s fees, and prejudgment interest. Defendants’ cross-motions regarding personal liability was denied. A total of $746,501 is reflected as a liability on the Company’s balance sheets in respect to this judgment. Subsequent to the fiscal year ended January 31, 2021 the Company’s CEO Mike Rountree commenced settlement payments to Ms. Maguire. As at the date of this report the judgement has been settled in full.

On August 17, 2022, the Company became aware of an Order Instituting Administrative Proceedings and Notice of Hearing (the “Order”) Pursuant to Section 12(j) of the Securities Exchange Act of 1934, File No. 3-20971, issued by the Securities and Exchange Commission (the “SEC”). Under the terms of the Order, the SEC has ordered a public hearing before the SEC. The Company is required to respond to the allegations in the Order within ten (10) days of service and shall conduct a prehearing conference within fourteen (14) days of service either in person, telephonically or by other remote means. The Company has filed a response as of August 26, 2022 and expects to be fully current in its public reporting obligations no later than September 30, 2022.

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

Audit Committee and Audit Committee Financial Expert

The Company has an audit committee consisting of two members including Mr. Carl Mudd as our sole independent director, and Mr. S. Randall Oveson. We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

Each of Mr. Carl Mudd, and Mr. S. Randall Oveson are a “financial expert” within the meaning of the rules and regulations of the SEC.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended January 31, 2021, each of Mr. Michael Rountree, Mr. Jeffrey Taylor, Mr. Don Taylor, Mr. and Mr. S. Randall Oveson were delinquent in filing one (1) Form 4, and Mr. Carl Mudd is delinquent in filing his Form 3.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)	its principal executive officer;

(b)	each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2021 and 2020; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended January 31, 2021 and 2020.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	FYE Jan 31	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeffery Taylor, President, Secretary, Director [1]	2021	115,000	None	None	None	None	None	None	115,000
	2020	115,000	None	None	None	None	None	None	115,000
Don Lee Taylor Treasurer Director [2]	2021	105,000	None	None	None	None	None	None	105,000
	2020	105,000	None	None	None	None	None	None	105,000
Michael D Rountree CEO, COO and CFO[3]	2021	120,000	None	None	None	None	None	33,000	153,000
	2020	120,000	None	None	None	None	None	None	120,000

[1]	Mr. Jeffery Taylor was appointed CEO and President on December 17, 2015. He resigned as CEO on January 28, 2021, effective January 31, 2021. During fiscal 2021 and 2020 Mr. Taylor received payments of $141,000 and $181,019, respectively to reduce his current salary accruals and prior unpaid salary amounts.
[2]	Mr. Don Lee Taylor was appointed CFO on December 17, 2015. He resigned as CFO December 8, 2020. During fiscal 2021 and 2020 Mr. Taylor received payments of $ 0 and $10,500, respectively to reduce his current salary accruals and prior unpaid salary amounts.
[3]	Michael D. Rountree was appointed COO of the Company on June 21, 2017, and on December 8, 2020, he was appointed interim CFO and Treasurer. On January 28, 2021, effective January 31, 2021, Mr. Rountree formally accepted the positions of CEO and CFO. Under the terms of an Employment agreement with Mr. Rountree he charged the Company $120,000 for services during each of fiscal 2021 and 2020, all of which remains unpaid. In January 2021 Mr. Rountree entered into a revised Executive Employment agreement, as amended March 1, 2021,whereunder he was issued 3,000,000 shares of restricted common stock valued at $33,000 and entitled to a base annual salary of $250,000 which amount shall accrue until such time as the Company has available resources.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company’s actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive’s past or future employment by the Company or any Affiliates, or any predecessor thereof (“Work Product”), belong to the Company, or its Affiliates, as applicable. During the fiscal year ended January 31, 2021, the company paid $141,000 ( 2020 - $181,019) to Mr. Jeffery Taylor and $0 (2020- $10,500) to Mr. Don Lee Taylor.  As at January 31, 2021 there was a total of $33,137 owing to Mr. Jeffery Taylor (January 31, 2020 - $59,137) and $296,700 to Mr. Don Lee Taylor (January 31, 2020 - $191,700), respectively, in accrued and unpaid salary under the terms of the employment agreement.

On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company’s Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. The agreement was renewed upon expiry. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time. Salary payable to Mr. Rountree under the employment agreement has been accrued during fiscal 2018, 2019, 2020 and 2021 and a total of $440,000 remains payable under the agreement.

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

On June 21, 2017, Ga-Du entered into an employment agreement with Ms. Wendy Maguire, whereby Ms. Maguire accepted employment as Vice President, business development of Ga-Du for two years unless terminated earlier in accordance with the agreement. During her period of employment, Ms. Maguire had a base salary at an annual rate of $120,000.  Ms. Maguire resigned as Vice President, Business Development on December 12, 2018. Prior to her resignation, during September 2018, Ms. Maguire filed a Complaint in the United States District Court from the Western District of Washington for payment of accrued and unpaid wages, legal fees and damages. Refer to Note 13 the audited financial statements included in this Annual report.

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

On January 28, 2021, as amended March 1, 2021, the Company entered into an Executive Employment Agreement (“Agreement”), effective January 31, 2021, with Michael Rountree, who was at the time the Company’s Chief Operating Officer. Under the Agreement, Michael will serve as the Chief Executive Officer, as well as the Chief Financial Officer.  The term of the Agreement is for three years.  Mr. Rountree is currently accruing his annual base salary of $250,000 per year until a date that the Board of Directors deems the financial ability of the Company to satisfy this Agreement is achieved.  Additionally, Mr. Rountree has been issued 3,000,000 shares of Company common stock. The Employment Term and the Executive’s employment may be terminated by either the Company or the Executive at any time and for any reason or for no particular reason. Upon termination of the Executive’s employment during the Employment Term, the Executive shall be entitled to the compensation and benefits set forth in the Employment Agreement and shall have no further rights to any compensation or any other benefits from the Company or any of its affiliates.

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

There are no agreements or understandings for any executive officer to resign at the request of another person. None of the Company’s executive officers’ acts or will act on behalf of or at the direction of any other person.

Equity Compensation Plan

2012 Employee Stock Option Plan

On September 1, 2012, the Company adopted the Employee Stock Option Plan (“2012 Plan”), wherein 25,000,000 shares of common stock were reserved for issuance for a period of ten (10) years. The 2012 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options.

There are no options presently outstanding under this plan.

2016 Equity Incentive Plan

On January 1, 2016, the Company’s Board of Directors approved the 2016 Equity Incentive Plan (the “2016 Plan”) with a term of ten (10) years. The purpose of this Plan is to attract, retain and motivate the officers, directors, employees and consultants of the Company and its Subsidiaries and Affiliates, as well as provide a means of compensation for consultants, and to promote the success of the Company’s business by providing them with appropriate incentives and rewards either through a proprietary interest in the long-term success of the Company or compensation based on fulfilling certain performance goals.

The Plan became effective and Awards may be granted on and after January 1, 2016 (the “Effective Date”). Any Awards of incentive stock options granted under the Plan are granted subject to approval of the Plan by the stockholders of the Company within twelve (12) months after the Effective Date. If such approval has not been obtained within such twelve (12) month period, grants of incentive stock options shall be deemed to have been grants of non-qualified stock options.

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

During fiscal 2017 the Company filed two separate Form S-8’s in April and November 2016 respectively for a total of 10,000,000 shares under its 2016 Equity Incentive Plan.   As of January 31, 2017, a total of 9,307,953 shares had been issued under the respective Form S-8’s. There were no shares issued under this plan in fiscal 2018, 2019,2020 or 2021.

2017 Equity Incentive Plan

On June 20, 2017 the Company’s Board of Directors approved the 2017 Equity Incentive Plan, reserving a total of 15,000,000 shares of common stock for issuance from time to time for a period of ten (10) years. The purpose of this Plan is to attract, retain and motivate the officers, directors, employees and consultants of the Company and its Subsidiaries and Affiliates, as well as provide a means of compensation for consultants, and to promote the success of the Company’s business by providing them with appropriate incentives and rewards either through a proprietary interest in the long-term success of the Company or compensation based on fulfilling certain performance goals.

The Plan became effective and Awards may be granted on and after June 20, 2017 (the “Effective Date”). Any Awards of incentive stock options granted under the Plan are granted subject to approval of the Plan by the stockholders of the Company within twelve (12) months after the Effective Date. If such approval has not been obtained within such twelve (12) month period, grants of incentive stock options shall be deemed to have been grants of non-qualified stock options.

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

There have been no shares issued under this plan in fiscal 2018, 2019,2020 or 2021

Stock Options/SAR Grants

The Company granted no stock options to directors and officers through the 2012 Plan, 2016 Plan or 2017 Plan during the years ended January 31, 2021 and 2020.

Restricted Stock Awards

No restricted stock awards have been granted during the years ended January 31, 2021and 2020.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the years ended January 31, 2021 and 2020, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of the years ended January 31, 2021 and 2020.

Compensation of Directors

The Company reimburses its directors for expenses incurred in connection with attending board meetings. The Company has no formal plan for compensating its directors for their service in their capacity as directors. The Company has not paid any cash compensation or director’s fees for services rendered as a director since the Company’s inception to the date of this filing, other than as set out below:

In consideration for his service, in addition to receiving two million five hundred thousand (2,500,000) restricted shares of the Company’s common stock valued at fair market value of $40,000 on the date of the agreement, Mr. Carl Mudd receives an advisory fee of Ten Thousand Dollars ($10,000) per month, commencing December 24, 2020. Half of the monthly advisory fee ($5,000) must be paid to Mr. Mudd, while the other half of the advisory fee may be accrued on a monthly basis until the Company has closed a bona fide third-party debt and/or equity financing of at least eight hundred thousand dollars ($800,000). During the year ended January 31, 2021, the Company paid $10,000 to Mr. Mudd and accrued $10,000 in respect to the aforenoted agreement.

Pension, Retirement or Similar Benefit Plans

As of January 31, 2021, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 29, 2022 certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name Of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)	Percent of Class Owned(2)	Percent of Total Voting Shares (3)
Directors and Officers
Common	Jeffery Taylor, President, Secretary and Director	4,279,019 Direct	8.08%	8.08%

Common	Michael D. Rountree, CEO, CFO, and COO	7,126,491 Direct	13.46%	13.46%
Common	A. Carl Mudd, Ombudsman, Director and Chairman of the Board	2,500,000 Direct	4.72%	4.72%
Common	S. Randall Oveson, Director, and Sole Director and Officer of subsidiary, GaDu	1,750,000 (of which 750,000 shares are held directly and 1,000,000 shares are held by Deepsea Solutions LLC (4))	3.30%	3.30%
Total Officers and Directors as a group (5 persons)		15,655,510 Common shares	29.56%	29.56%
Greater than 5% holders
Common	Gannon Giguiere	2,663,443 Direct	5.02%	5.02%
Common	Andy Tucker	5,447,019 Direct	10.29%	10.29%
Common	Don Lee Taylor	4,279,019 Direct	8.08%	8.08%
Total greater than 5% holders as a group (3 persons)		12,389,481 Common shares	23.39%	23.39%
Total Common		28,044,991	52.95%	52.95%

(1)	As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of June 15, 2020. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.
(2)	There were 52,957,572 shares of common stock outstanding on August 29, 2022 and 0 shares of Preferred Stock issued and outstanding.
(3)	Calculation of percentage of Voting Shares is based on the following voting rights: (a) each share of Common Stock has the right to cast one (1) vote.
(4)	Deepsea Solutions LLC is 50% controlled by S. Randall Oveson.

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 10% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended January 31, 2021, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

As of January 31, 2021 and 2020, related parties are due a total of $3,195,948 and $2,371,738, respectively.

	January 31, 2021	January 31, 2020
Related party payables (1)(2)(3)(5)(6)(7)	$1,751,610	$1,365,333
Notes payable (1)(3)(5)	1,443,974	1,298,649
Total related party transactions	$3,195,584	$2,371,738

Services provided from related parties:

	For Fiscal Years Ended January 31,
	2021	2020
Mr. Jeffery Taylor (1)(a)	$115,000	$115,000
Mr. Don Lee Taylor (1)(a)	105,000	105,000
Ms. Jennifer Taylor (2)	36,000	36,000
Mr. Michael Rountree (3)(a)	120,000	120,000
L. John Lewis (5)	-	40,000
S. Randall Oveson (6)	-	40,000
Mr. Andy Tucker (7)	-	46,667
Stock-based compensation – Mr. Michael Rountree (3)(a)	33,000	-
	$409,000	$502,667

Interest expenses from related parties:

	For Fiscal Years Ended January 31,
	2021	2020
Mr. Jeffery Taylor (1)(b)	$-	$21
Mr. Don Lee Taylor (1)(b)	130	141
Mr. Michael Rountree (3)(b)	12,692	6,002
Mr. Lewis (5)	1,704	1,700
	$14,526	$7,864

Revenue from related parties:

	For Fiscal Years Ended January 31,
	2021	2020
Greenfield Groves Inc. (4)	$10,788	$6,894

(1)	Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company. On December 8, 2020 Jeffery Taylor resigned his position as Chairman of the Board, Don Taylor resigned his positions as CFO, Member of the Board of Directors. On January 28, 2021, the Board of Directors accepted the resignation of Jeffery Taylor as Chief Executive Officer, effective January 31, 2021.

(d) Employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal installments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company’s actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive’s past or future employment by the Company or any Affiliates, or any predecessor thereof (“Work Product”), belong to the Company, or its Affiliates, as applicable. During the fiscal year ended January 31, 2021, the company paid $141,000 ( 2020 - $181,019) to Mr. Jeffery Taylor and $0 (2020- $10,500) to Mr. Don Lee Taylor.  As at January 31, 2021 there was a total of $33,137 owing to Mr. Jeffery Taylor (January 31, 2020 - $59,137) and $296,700 to Mr. Don Lee Taylor (January 31, 2020 - $191,700), respectively, in accrued and unpaid salary under the terms of the employment agreement.

(e) Note payable

On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2020, the company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.  As at January 31, 2021 there was a total of $0 owing to Mr. Jeffery Taylor (January 31, 2020 - $0) and $13,000 to Mr. Don Lee Taylor (January 31, 2020 - $13,000), respectively.

(f) Other event

In December 2020, Jeffery Taylor and Don Taylor each return 750,000 shares to the Company’s Transfer Agent for cancellation. The cancellation of the shares were pursuant to the Order and Judgment in the settlement of the aforementioned lawsuit.

(2)	For the fiscal years ended January 31, 2021 and 2020, the Company was invoiced a total of $36,000 as consulting services by Ms. Jennifer Taylor, sister of the Company’s officers and directors. As at January 31, 2021 there was a total of $94, 000 in accrued and unpaid (January 31, 2020 - $58,000) consulting fees.

(3)	(c) Employment agreement/Executive Employment Agreement with Michael Rountree

On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company’s Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  We recorded $120,000 in the fiscal years ended January 31, 2021 and 2020 under the terms of this agreement, all of which remains unpaid. As at January 31, 2021 there was a total of $440,000 (January 31, 2020 - $320,000) in accrued and unpaid salary under the terms of the employment agreement. In additional, during the fiscal year ended January 31, 2021, Mr. Rountree paid accumulated amount of $129,928 for the Company’s expenses.

On December 8, 2020, Michael Rountree was appointed interim CFO and Treasurer.

On January 28, 2021, as amended March 1, 2021, the Company entered into an Executive Employment Agreement (“Agreement”), effective January 31, 2021, with Michael Rountree, the Company’s current Chief Operating Officer. Michael will serve as the Chief Executive Officer, as well as the Chief Financial Officer.  The term of the Agreement is for three years.  Mr. Rountree shall be entitled to the amount of $250,000 per year (the “Base Salary”), which amount shall accrue, until such time as the Company has sufficient resources to remit regular payments. Upon the date the financial threshold is achieved, Executive shall be entitled to receive salary payments at a rate of $175,000 per annum for the following six months, $225,000 per annum for the next six months, and then $250,000 per annum on the one-year anniversary from the date the Company reaches the financial threshold. At all times until the one-year anniversary of the financial threshold, the calculated difference between the Base Salary and the actual salary payments shall accrue for the benefit of the Executive up to the Base Salary. The Executive’s base salary may not be decreased during the Employment Term other than as part of an across-the-board salary reduction that applies in the same manner to all senior executives of the Company, or if the duties of the Executive are materially changed.   On January 28, 2021, the Company entered into an Indemnification Agreement with Michael Rountree; the Company finds it is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify, and to advance expenses on behalf of Mr. Rountree, in his positions as the Chief Executive Officer and Chief Financial Officer, to the fullest extent permitted by applicable law so that he will serve, and continue to serve, the Company free from undue concern that he will not be so indemnified.

(c) Note payable with Rountree Consulting, a company controlled by Mr. Rountree

During the year ended January 31, 2019, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $379,319.

During the fiscal year ended January 31, 2020 the Company issued promissory notes to Rountree Consulting in the accumulated amount of $805,901.

During the fiscal year ended January 31, 2021, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $395,325.

These notes bear interest at a rate of 1% per annum, each is due nine months from issue date.

On January 28, 2021, the Company entered into a Debt Settlement and Share Purchase Agreement with Rountree Consulting, Inc., owned by The Rountree Trust, wherein Rountree Consulting, Inc. has agreed to accept 500,000 unregistered, restricted shares of the Company’s common stock at a price of US $0.50 per share in settlement of a portion, in the amount of $250,000 of the total debt owed to Rountree Consulting, Inc. by the Company.

(3)	Licensing agreement with Haiku Holdings LLC (“Haiku”)

On March 1, 2019 the Company and Haiku Holdings LLC “Haiku”, a company controlled by our COO, Mr. Rountree, entered into a Trademark Licensing Agreement.  Under the terms of the agreement, the Licensed Marks, including and incorporating Herbo, may be used by Haiku to facilitate the Company’s business including lead generation and referral services. Further, as a result of any revenue generating business generated by Haiku, the Company shall receive 90% of the net revenue. The license remains in effect for a period of ten (10) years from the effective date of the agreement and may be terminated on sixty (60) days written notice by the Company should there be a material breach which remains uncured, or at any time on ten (10) days written notice by Haiku without cause.

Software Reseller Agreement with Haiku Holdings LLC (“Haiku”)

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

During the fiscal years ended January 31, 2021 and 2020 the company recorded $6,821 and $5,973 as license fees under costs of sales, respectively.

Asset purchase agreement with Haiku Holdings LLC (“Haiku”)

On January 28, 2021, the Company entered into an Asset Purchase Agreement with Haiku Holdings, LLC, a limited liability company owned by The Rountree Trust, of which Michael Rountree is the Trustee, wherein the Company purchased an enterprise software platform, coupling the Company’s consumer engagement applications and e-commerce platform to this proprietary enterprise accounting, inventory management, customer relationship management, and overall business operations (the “Software”), of which was developed by Haiku Holdings, LLC. The terms of the Asset Purchase Agreement are such that ESSI shall deliver to the Seller and/or it’s assigns an aggregate of 1,500,000 shares of its restricted common stock (the “Shares”). Further, ESSI will not assume and shall have no responsibility for any of the Seller’s obligations related to the Purchased Assets (including leases and liabilities of any type, kind or nature), whether fixed, accrued, contingent or otherwise, and whether arising in contract, in tort, by violation of law, by operation of law, or otherwise, and all such obligations, past, present, or arising in the future, shall remain with the Seller.

January 28, 2021
Initial acquisition cost (1,500,000 shares of its restricted common stock)	$16,500

(4)

Revenue from Greenfield Groves Inc.

Greenfield Groves Inc. is owned by Lindsay Giguiere, wife of Gannon Giguiere, who is the president of Phenix Ventures LLC (See Note 11(b) below), and an over 5% shareholder of the Company’s common stock.

(5)	(b) Employment agreement with L. John Lewis

On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000. The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. As at January 31, 2021 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2020 - $240,000).

In December 2020, Mr. Lewis return 250,000 shares to the Company’s Transfer Agent for cancellation The cancellation of the shares were pursuant to the Order and Judgment in the settlement of the aforementioned lawsuit.

(d) Note payable

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

(6)

On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time.  The employment agreement was not renewed on expiry. As at January 31, 2021 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2020 - $240,000).

In December 2020, Mr. Oveson returned 250,000 shares to the Company’s Transfer Agent for cancellation The cancellation of the shares were pursuant to the Order and Judgment in the settlement of the aforementioned lawsuit.

(8)	On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000. Compensation payments shall be divided into twelve (12) equal monthly payments, payable in arrears on the last day of each month following the commencement of the agreement, provided that any partial month worked shall be payable on the last day of such partial month. The employment agreement was not renewed on expiry. As at January 31, 2021 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2020 - $240,000). Mr. Tucker holds approximately 10.29% of the Company’s issued and outstanding shares.

Compensation, Stock Options and Awards:

Please refer to Related Party Transactions above for details of compensation paid to Related Parties.

Director Independence

For purposes of determining director independence, the Company has applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTC Markets Quotation Board s on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, neither Jeffery Taylor nor Michael Rountree are considered an independent director of the Company. Mr. Carl Mudd is our sole independent director.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our independent registered public accounting firm is BF Borgers CPA PC of Lakewood, Colorado. The aggregate fees billed or to be billed for the most recently completed fiscal years ended January 31, 2021 and 2020 for professional services rendered by the principal accountant for the audit of its annual consolidated financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year ended:	January 31, 2021 $	January 31, 2020 $
Audit Fees	40,500	40,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	40,500	40,500

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description	Filed Previously	Filed herewith
3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)	*
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)	*
3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)	*
3.4	Amended Articles of Incorporation/Certificate of Amendment filed with the Nevada Secretary of State on March 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012 filed April 30, 2012)	*
3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012)	*
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 4, 2013)	*
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 18, 2014)	*
3.8	Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016	*
4.1	Description of Securities	*
10.1	Consulting Agreement with Standard Consulting LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2018 filed on November 19, 2018)	*
10.2	Trademark Licencing Agreement between the Company and Haiku Holdings LLC	*
10.3	Board Advisory Agreement	*
10.4	Executive Employment Agreement	*
10.5	Indemnification Agreement	*
10.6	Debt Settlement and Purchase Agreement	*
10.7	Asset Purchase Agreement between Eco Science Solutions and Haiku Holdings, LLC	*
10.8	Addendum to Executive Employment Agreement		*
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended		*
(32)	Section 1350 Certifications
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002		*

(99)
99.1	Notice of Pendency and Proposed Settlement of Stockholder Derivative Action	*
99.2	Stipulation of Settlement, dated September 21, 2020	*
99.3	December 28, 2020 Press Release regarding Mr. Mudd’s agreement to serve as Chairman of the Board and Ombudsman	*

(101)	Interactive Data Files
101.INS	XBRL Instance Document		*
101.SCH	XBRL Taxonomy Extension Schema Document		*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		*

Item 16.	Form 10-K Summary

None.

Report to Shareholders by Ombudsman

The Ombudsman was appointed by the Court on December 3, 2020.  The Ombudsman’s duties and responsibilities as Ombudsman are set forth in the Stipulation of Settlement (the “Stipulation”) entered into by the Company and the derivative plaintiffs on September 21, 2020, and finally approved by the Court on December 3, 2020 in its Final Order.

The Ombudsman is writing to report on the status as of January 31, 2021 of certain corporate governance reforms (the “Governance Reforms”) contemplated by the Stipulation as well as other actions taken pursuant to the Stipulation.

As of January 31, 2021, the Board of Directors of the Company (the “Company”) accepted the resignations of Jeffrey Taylor as Chairman of the Board and Don Taylor as Chief Financial Officer and a member of the Board. Also, pursuant to the Stipulation shares obtained from certain Shareholders were returned to the treasury and cancelled. The Board also authorized the cancellation of $1,500,000 in debt. Pursuant to the Stipulation, the Board authorized the issuance of stock and debt to the plaintiffs’ counsel in the Shareholder Derivative Action.

The Stipulation set out certain Corporate Governance Reforms to be implemented over time unless the Ombudsman determines that it would be financially impracticable or contrary to the Company and its shareholders’ best interests to attempt to implement particular elements of the Governance Reforms at that time.

In this regard, the Stipulation stated that priority should be given to recruiting two new independent directors to reconstitute the Board and to securing D&O Insurance.  It was left up to the Ombudsman to determine if and when the Company purchases D&O Insurance based on cost considerations, benefits to the Company of having insurance, protecting the interests of the Company’s shareholders, and any other relevant considerations as determined by the Ombudsman.

The Ombudsman did attempt to secure D&O insurance and obtained bids for D&O insurance. As of January 31, 2021, the cost quoted to purchase even limited D&O Coverage was significantly higher than the cash available to the Company making it impossible to purchase any coverage.  Furthermore, given the lack of trading in the stock, it seemed unlikely that D&O Insurance would directly benefit the Company’s shareholders. For these reasons, the Ombudsman determined that procuring D&O Insurance at this time was not feasible and contrary to the best interests of the Company and its Shareholders.

The Ombudsman began the process of identifying qualified independent Board members to potentially join the Board however, given the financial condition of the Company and the inability to secure D&O Insurance, he determined that successfully recruiting new Independent Board Members at this time would not be feasible.  As a substitute, the Ombudsman determined to have Mr. Oveson continue in his role of director and was able to do so by having the Company agree to Indemnify him. All Board members including Mr. Oveson agreed to continue as Board members and assist the Company in its efforts to continue its business and to obtain listing and trading of its stock.

As of January 31, 2021, the primary source of funding came from personal contributions made by current officers, which was used to fund operations and to pay for Corporate Governance Reforms including the hiring of the Ombudsman. The Ombudsman stands ready to implement additional specific Corporate Governance Reforms if and when funds become available to the Company and to the extent doing so is determined to be in the best interests of the Company and of its shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Dated: September 7, 2022	/s/ Michael Rountree
Michael Rountree
Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Treasurer
Principal Executive and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 7, 2022	/s/ Jeffery Taylor
Jeffery Taylor
President, Secretary and Director

Dated: September 7, 2022	/s/ A. Carl Mudd
A. Carl Mudd
Ombudsman, Director and Chairman of the Board

Dated: September 7, 2022	/s/ Michael D. Rountree
Michael D. Rountree
Chief Executive Officer, Chief Financial Officer and Treasurer

Dated: September 7, 2022	/s/ S. Randall Oveson
S. Randall Oveson
Director