Form 10-Q
period 2023-10-31
ECO SCIENCE SOLUTIONS, INC.
filed 2023-12-08
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54803

(Commission File Number)

ECO SCIENCE SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4199032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 S. El Camino Real #206 San Clemente, CA	92672
(Address of principal executive offices)	(Zip Code)

(833) 464-3726
(Registrant’s telephone number, including area code)
______________________________________________
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

As of December 8, 2023, there were 52,957,572 shares of the registrant’s common stock outstanding.

ECO SCIENCE SOLUTIONS, INC.

2

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

3

ECO SCIENCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2023	January 31, 2023
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$2,526	$526
Prepaid expenses	-	14,000
Total current assets	2,526	14,526

Intangible asset	100,000	-
TOTAL ASSETS	$102,526	$14,526

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,105,532	$3,650,587
Related party payables	3,040,473	2,793,945
Notes payable, short-term, related party	3,521,099	3,171,979
Notes payable, current portion	2,960,118	2,610,118
Convertible note, net	1,656,213	1,656,213
Total current liabilities	15,283,435	13,882,842

Notes payable, net of current portion	-	350,000
Total liabilities	15,283,435	14,232,842

Stockholders’ deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 53,957,572 shares issued and 52,957,572 shares outstanding	5,396	5,396
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	62,166,104	62,166,104
Accumulated deficit	(77,344,909)	(76,382,316)
Total stockholders’ deficit	(15,180,909)	(14,218,316)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$102,526	$14,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$-

Operating Expenses
Cost of revenue
Depreciation
Legal, accounting and audit fees	22,500	42,500	108,858	94,000
Management and consulting fees	140,500	189,500	441,833	578,500
Research, development, and promotion	107,603	218,059	321,253	572,182
Office supplies and other general expenses	5,609	12,034	37,087	50,767
Total operating expenses	276,212	462,093	909,031	1,295,449

Net operating loss	(276,212)	(462,093)	(909,031)	(1,295,449)

Other income (expenses)
Interest income
Interest expense	(9,806)	(9,808)	(29,102)	(29,104)
Interest expense, related parties	(8,473)	(7,046)	(24,460)	(19,713)
Total other income (expenses)	(18,279)	(16,854)	(53,562)	(48,817)

Net loss	$(294,491)	$(478,947)	$(962,593)	$(1,344,266)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding - basic and diluted	52,957,572	52,957,572	52,957,572	52,957,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2023	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(76,382,316)	$(14,218,316)

Net Loss	-	-	-	-	-	-	-	(308,216)	(308,216)
Balance, April 30, 2023	-	-	53,957,572	5,396	(1,000,000)	(7,500)	62,166,104	(76,690,532)	(14,526,532)

Net Loss								(359,886)	(359,886)
Balance, July 31, 2023	-	-	53,957,572	5,396	(1,000,000)	(7,500)	62,166,104	(77,050,418)	(14,886,418)

Net Loss								(294,491)	(294,491)
Balance, October 31, 2023	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(77,344,909)	$(15,180,909)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2022	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(74,584,761)	$(12,420,761)

Net Loss	-	-	-	-	-	-	-	(435,539)	(435,539)
Balance, April 30, 2022	-	-	53,957,572	5,396	(1,000,000)	(7,500)	62,166,104	(75,020,300)	(12,856,300)

Net Loss								(429,780)	(429,780)
Balance, July 31, 2022	-	-	53,957,572	5,396	(1,000,000)	(7,500)	62,166,104	(75,450,080)	(13,286,080

Net Loss								(478,947)	(478,947)
Balance, October 31, 2022	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(75,929,027)	$(13,765,027)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(962,593)	$(1,344,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	14,000	(14,000)
Increase (decrease) in accounts payable and accrued expenses	454,945	326,066
Increase (decrease) in related party payables	246,528	525,353
Net cash used in operating activities	(247,120)	(506,847)

Cash Flows from Investing Activities:
Acquisition of intangible asset	(100,000)	-
Net cash used in investing activities	(100,000)	-

Cash flows from financing activities:
Advances from related party loans	349,120	507,028
Net cash provided by financing activities	349,120	507,028

Net decrease in cash	2,000	181
Cash-beginning of period	526	72
Cash-end of period	$2,526	$253

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

On January 28, 2021, the Company entered into an Asset Purchase Agreement with Haiku Holdings, LLC, wherein the Company purchased an enterprise software platform, coupling the Company’s consumer engagement applications and e-commerce platform to this proprietary enterprise accounting, inventory management, customer relationship management, and overall business operations, of which was developed by Haiku Holdings, LLC.  The terms of the Asset Purchase Agreement are such that ESSI shall deliver to the Seller and/or it’s assigns an aggregate of 1,500,000 shares of its restricted common stock.

On April 5, 2023, the Company and eXPO Financial Services LLC entered into a Software Acquisition Agreement (the “Software Agreement”) whereunder the Company has acquired from eXPO Financial Services all rights, title and interest to a computer program referred to as eXPO (electronic eXchange portal) for a total purchase price of $100,000 payable in installments over an eight-month period commencing April 15, 2023.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2023, the Company had a working capital deficit of $15.28 million and an accumulated deficit of $77.34 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its officers, directors and shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Other factors

Factors which may impact the Company’s ongoing operations include inflation, the recent war in the Ukraine, ongoing supply chain issues as a result of the recent Covid-19 pandemic, climate change and others. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for reduced consumer spending. The Company is unable to predict the ongoing impact of these factors on the Company’s financial operations.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended October 31, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2024.

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

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized.  These costs are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation. During the three months ended April 30, 2023 the Company acquired certain commercial software (ref: Note 3) at a cost of $100,000 which amount has been capitalized. There is no impairment expense for the intangible assets in three and nine months ended October 31, 2023 and 2022.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $0 during the three and nine months ended October 31, 2023 and were $0 and $2,550 during the three and nine months ended October 31, 2022, respectively. Advertising and marketing costs include costs incurred with the marketing of our Herbo Software such as ad placement and other internet marketing efforts.

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

$0 has been recognized as revenue in three and nine months ended October 31, 2023 and 2022. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During the three and nine months ended October 31, 2023 and 2022 we incurred costs of sales of $0 with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of October 31, 2023 and January 31, 2023, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet. (see Note 6).

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

Income Taxes

The Company follows ASC 740 – Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance, among other things, simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments, and amends existing earnings-per-share (“EPS”) guidance by requiring that an entity use the if-converted method when calculating diluted EPS for convertible instruments. ASU 2020-06 is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company plans to adopt the new guidance effective January 1, 2024.

NOTE 3 – INTANGIBLE ASSETS

On April 5, 2023, the Company and eXPO Financial Services LLC entered into a Software Acquisition Agreement (the “Software Agreement”) whereunder the Company has acquired from eXPO Financial Services all rights, title and interest to a computer program referred to as eXPO (electronic eXchange portal) for a total purchase price of $100,000 payable in installments over an eight-month period commencing April 15, 2023. A total of $14,000 reflected on the Company’s balance sheets at January 31, 2023 as prepaid deposits was immediately applied to the purchase price under the Software Agreement leaving a balance of $86,000 payable in installments over the eight-month term.  The Company capitalized the software as of the date of the agreement as intangible assets.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at October 31, 2023 and January 31, 2023 consist of the following:

	October 31, 2023	January 31, 2023
Accounts payable	$3,919,291	$3,484,448
Interest payable	169,241	140,139
Accrued other expenses	17,000	26,000
	$4,105,532	$3,650,587

Included in accounts payable above is $17,000 payable in installments with respect to certain acquired software assets (Note 3 above).

NOTE 5: NOTES PAYABLE

Notes payable consists of the following loans:

	October 31, 2023	January 31, 2023
Note 1 in fiscal year 2017 each due in three months from issuance date	$14,930	$14,930
Note 2 in fiscal year 2017 due in three months from issuance date	50,000	50,000
Note 3 in fiscal year 2017, 2018 and 2019, each due in twelve months from issuance date	2,225,500	2,225,500
Note 4 in fiscal year 2017, each due in nine months from issuance date	305,266	305,266
Note 5 in fiscal year 2019 due in nine months from issuance date	14,422	14,422
Note 6 in fiscal year 2021 due in 3 years from issuance date	350,000	350,000
Total	$2,960,118	$2,960,118
Current portion	$2,960,118	$2,610,118
Debt, long term	$-	$350,000

Interest expenses recorded in three and nine months ended October 31, 2023 and 2022 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
Interest expenses	$6,209	$6,208	$18,426	$18,426

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each due three months from issue date.

Interest expenses recorded in the three and nine months ended October 31, 2023 and 2022 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
Interest expenses	$38	$37	$112	$111

	October 31, 2023	January 31, 2023
Interest payable	$1,115	$1,003
Note payable	$14,930	$14,930

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and is due three months from issue date. As at January 31, 2018 the note became due and remained unpaid.

Interest expenses recorded in three and nine months ended October 31, 2023 and 2022 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
Interest expenses	$126	$126	$374	$374

	October 31, 2023	January 31, 2022
Interest payable	$3,502	$3,128
Note payable	$50,000	$50,000

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

On March 28, 2018 this third party purchased an additional $250,000 in notes from Rountree Consulting, a company controlled by our CEO, Mr. Michael Rountree. The purchased notes bear interest at a rate of 1% per annum beginning on June 27, 2018 and are payable within thirty days’ notice of the Maturity Date.

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

On January 31, 2021, the Company and Note holder enter into a consolidation of the principal sums of prior notes (“Consolidated Note’) that were entered into between the dates of January 1, 2017, and January 31, 2021. This Consolidated Note is non-interest bearing and pursuant to a court order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW no interest accrued on any prior notes shall be payable to the note holder. The term of this Consolidated Note will be one year, and one day, and due on February 1, 2022. However, no payments shall be made toward this Note without approval from the Board of Directors.

	October 31, 2023	January 31, 2023
Note payable	$2,225,500	$2,225,500

Note 4:

During the year ended January 31, 2019, the Company received $305,266 in total proceeds from a third party. The notes bear interest at a rate of 1% per annum, and are each due nine months from issue date.

Interest expenses recorded in three and nine months ended October 31, 2023 and 2022 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
Interest expenses	$716	$716	$2,126	$2,126

	October 31, 2023	January 31, 2023
Interest payable	$14,968	$12,842
Note payable	$305,266	$305,266

Note 5:

On September 12, 2018, the Company received $14,422 from a third party. The notes bear interest at a rate of 1% per annum, and are due nine months from issue date.

Interest expenses recorded in three and nine months ended October 31, 2023 and 2022 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
Interest expenses	$36	$36	$108	$108

	October 31, 2023	January 31, 2023
Interest payable	$741	$633
Note payable	$14,422	$14,422

Note 6:

On December 8, 2020, the Company entered into a Promissory Note in the amount of $350,000 with Robbins LLP, pursuant to the Order and Judgment in the settlement of a lawsuit entitled In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.). The note bears interest at a rate of 6% per annum, and due in three years from issue date.

Interest expenses recorded in three and nine months ended October 31, 2023 and 2022 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
Interest expenses	$5,293	$5,293	$15,706	$15,707

	October 31, 2023	January 31, 2023
Interest payable	$60,813	$45,107
Note payable	$350,000	$350,000

NOTE 6: CONVERTIBLE NOTE PAYABLE

During October 2017, the Company entered into a convertible note for a total of $1,407,781 bearing interest at 1% per annum, beginning on November 1, 2017, and payable each 120 days as to any outstanding balance.  On November 1, 2018, the Maturity Date, the Lender has the option to:

(a)

Convert the $1,407,781 Debt, plus accrued interest, into shares of Eco Science Solutions, Inc. Common Stock, at the rate of 15% discount to the closing price on the day of lender’s conversion request, per share; or

(b)	Lender may demand full payment of $1,407,781 or any unpaid balance of the original debt, plus accrued interest from the Company.

The note has a conversion feature with a fixed discount to the trading price of the underlying common stock and therefore, the potential for the convertible note to become stock settled debt.  The note allows the holder to convert the debt to shares of common stock at a 15% discount to the closing price of the Company’s common stock at the lender’s request. Therefore, upon review of the applicable guidance contained in FASB Codification 2730.15 through 2730.17, given that the note has a principal balance of $1,407,781, the holder will always be able to convert the note into $1,656,213 of principal.  The debt discount determined as of the date of note of $248,432 was amortized over the one-year term of the convertible note payable.

As at the date of this report, the Lender has not made a demand for payment and the note is in default.

At October 31, 2023 and January 31, 2023, convertible notes payable consisted of the following:

	October 31, 2023	January 31, 2023
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

Interest expenses recorded in three and nine months ended October 31, 2023 and 2022 is as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
Interest expenses	$3,597	$3,598	$10,676	$10,676

	October 31, 2023	January 31, 2022
Interest payable	$85,679	$75,003

NOTE 7: RELATED PARTY TRANSACTIONS

As of October 31, 2023 and January 31, 2023, related parties and former related parties are due a total of $6,561,572 and $5,965,924, respectively:

	October 31, 2023	January 31, 2023
Related party payables (1)(2)(3)(4)(5)(6)	$3,040,473	$2,793,945
Notes payable (1)(3)(4)	3,521,099	3,171,979
Total related party transactions	$6,561,572	$5,965,924

Services provided from related parties and former related parties:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Mr. Jeffery Taylor (1)(a)	$-	$28,750	$9,584	$86,250
Mr. Don Lee Taylor (1)(a)	-	26,250	8,750	78,750
Ms. Meredith Rountree (2b)	-	22,500	-	67,500
Ms. Jennifer Taylor (2a)	-	9,000	-	27,000
Mr. Michael Rountree (3)(a)	62,500	62,500	187,500	187,500
	$62,500	$149,000	$205,834	$447,000

Interest expenses due to related parties and former related parties:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Mr. Don Lee Taylor (1)(b)	$33	$33	$98	$98
Mr. Michael Rountree (3)(b)	8,012	6,585	23,091	18,344
Mr. Lewis (4)	428	428	1,271	1,271
	$8,473	$7,046	$24,460	$19,713

(1)

Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer and President of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company. On January 11, 2016, Mr. Jeffery Taylor was appointed Secretary and to the Board of Directors and Mr. Don Taylor was appointed to the Board of Directors. On December 8, 2020, Jeffery Taylor resigned his position as Chairman of the Board, Don Taylor resigned his positions as CFO and a Member of the Board of Directors and accepted a role as Director of Festivals. On January 28, 2021, the Board of Directors accepted the resignation of Jeffery Taylor as Chief Executive Officer, effective as of January 31, 2021.  On January 17, 2023, the Company accepted the resignation of Mr. Don Taylor as Director of Festivals and Mr. Jeffery Taylor as Director, President and Secretary.  Concurrent with the resignations of Mr. Jeffery Taylor and Mr. Don Taylor the Company agreed to accrue fees under their respective employment agreements through the end of February 2023, after which the Company shall incur no further expense.

(a) Employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal instalments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company’s actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive’s past or future employment by the Company or any Affiliates, or any predecessor thereof (“Work Product”), belong to the Company, or its Affiliates, as applicable. The contracts were formally terminated with an effective date of February 28, 2023, for each of Mr. Don and Mr. Jeffery Taylor.

During the nine months ended October 31, 2023 and 2022, the company paid $15,000 and $67,500, respectively, to Mr. Jeffery Taylor and $0 and $56,000, respectively, to Mr. Don Lee Taylor.  On October 31, 2023, there was a total of $44,721 owing to Mr. Jeffery Taylor (January 31, 2023 - $50,137) and $426,450 to Mr. Don Lee Taylor (January 31, 2023 - $417,700), respectively, in accrued and unpaid salary under the terms of their employment agreements.

(b) Note payable

On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2020, the company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.  As at October 31 2023 and January 31, 2023, there was a total of $0 owing to Mr. Jeffery Taylor, and $13,000 to Mr. Don Lee Taylor.

(2a)

For three and nine months ended October 31, 2023, the Company was invoiced a total of $0 as consulting services by Ms. Jennifer Taylor, sister of certain of the Company’s former officers and directors. For three and nine months ended October 31, 2022, the Company was invoiced a total of $9,000 and $27,000, respectively. On October 31, 2023 and January 31, 2023 there was a total of $166,000 in accrued and unpaid consulting fees.

(2b)

For three and nine months ended October 31, 2023, the Company was invoiced a total of $0, as consulting services included in research and development by Ms. Meredith Rountree, sister of the Company’s Chief Executive Officer. For three and nine months ended October 31, 2022, the Company was invoiced a total of $22,500 and 67,500, respectively On October 31, 2023 and January 31, 2023 there was a total of $161,250 in accrued and unpaid consulting fees.

F-13

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

On January 28, 2021, as amended March 1, 2021, the Company entered into an Executive Employment Agreement (“Agreement”), effective January 31, 2021, with Michael Rountree, the Company’s current Chief Operating Officer. Michael will serve as the Chief Executive Officer, as well as the Chief Financial Officer.  The term of the Agreement is for three years.  Mr. Rountree shall be entitled to the amount of $250,000 per year (the “Base Salary”), which amount shall accrue, until such time as the Company has sufficient resources to remit regular payments. The Agreement provides for certain additional terms and conditions based upon the Company achieving certain financial thresholds.  The Executive’s base salary may not be decreased during the Employment Term other than as part of an across-the-board salary reduction that applies in the same manner to all senior executives of the Company, or if the duties of the Executive are materially changed.

We recorded $62,500 and $187,500 as fees in the three and nine months ended October 31, 2023 and 2022 under the terms of this agreement, all of which remains unpaid. As at October 31, 2023 there was a total of $1,127,500 (January 31, 2023 - $940,000) in accrued and unpaid salary under the terms of the employment agreement.

In addition, during the nine months ended October 31, 2023 and 2022, Mr. Rountree funded a total accumulated amount of $31,235 and $36,757, respectively, for the Company’s expenses. As at October 31, 2023, Mr. Rountree was owed total expenses of $288,571 (January 31, 2023 - $257,336).

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

During the fiscal year ended January 31, 2022, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $1,033,131.

During the fiscal year ended January 31, 2023, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $694,874.

During the nine months ended October 31, 2023, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $349,120.

These notes bear interest at a rate of 1% per annum, each is due nine months from issue date. Several of the aforementioned notes are currently in default.

(4)

(a) Employment agreement with L. John Lewis

On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. On October 31, 2023 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2023 - $240,000).

(b) Note payable

During the three months ended April 30, 2018, Mr. Lewis paid $175,000 to third parties on behalf of the Company which amount has been recorded in Accounts payable – related parties.

On July 31, 2018, the Company issued promissory notes to Mr. Lewis to convert the payable amount to a note payable in the amount of $170,000. The notes bear interest at a rate of 1% per annum, each is due nine month from issue date and all notes are currently in default.

(5)

On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson has a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. On October 31, 2023 and January 31, 2023 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.

(6)

On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker has a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. As at October 31, 2023 and January 31, 2023 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.  Mr. Tucker holds approximately 10.29% of the Company’s issued and outstanding shares.

(7)

On January 28, 2021, the Company entered into an Indemnification Agreement with each of Michael Rountree, A. Carl Mudd and S. Randall Oveson where under the Company will indemnify each of the aforementioned parties in their respective positions as officers and/or directors, to the fullest extent permitted by applicable law, so that he will serve, and continue to serve, the Company free from undue concern that he will not be so indemnified.

NOTE 8: CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of October 31, 2023 and January 31, 2023, there were 53,957,572 shares issued and 52,957,572 shares outstanding.

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

As of October 31, 2023 and January 31, 2023, no Series A Voting Preferred Shares were issued.

NOTE 9: COMMITMENTS

(d)

On July 21, 2017, we entered into a Sublease commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 is $14,535, and the first month of rent is free of charge. In the second year the monthly base rent increases to $15,173.  In the third year the monthly base rent increases to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018 the Company has abandoned the space without payment or further accruals, and the lease has been effectively terminated. After deduction of the Security deposit, a balance of $21,051 remains due and payable at October 31, 2023 and January 31, 2023.

(e)

The Company has entered into verbal agreements with Take2L, an arm’s length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform. At April 30, 2023 and January 31, 2023 Take2L had invoiced the Company a cumulative total of $1,328,810, including the original $350,000, of which at April 30, 2023 the Company has paid a total of $327,500 towards the outstanding balance payable. In each of the three and nine months ended October 31, 2023 the Company paid $0. In each of the three and nine months ended October 31, 2022 the Company paid $30,000,  and $60,000 respectively.

As at October 31, 2023 and January 31, 2023 an amount of $1,001,310 remained due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, and with regard to other business; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

(f)

As a result of an Order and Final Judgment signed by the Honorable Leslie Kobayashi and filed with the United States District Court for the District of Hawaii on December 3, 2020 with respect to the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), the Company and Plaintiffs undertook certain actions including the cancelation of certain shareholdings by various parties, the cancelation of certain debt by certain Plaintiffs, the settlement of certain legal fees by way of issuance of shares of common stock, the reconstitution of the board and the appointment of an Ombudsman, the Company for a term of four (4) years from the settlement date. Among other commitments, the Company agreed as resources are available to implement certain Governance Reforms in two phases, including but not limited to the following:

-	Appointment of two new independent directors to the Company’s board of directors
-	Appointment of an Ombudsman
-	Binding of Directors and Officers’ Insurance
-	Creation of a Board level governance committee
-	Adoption of written corporate guidelines and a code of ethics
-	Creation of an audit committee
-	Creation of an investor relations officer
-	Retention of In-house Counsel
-	Appointment of several additional positions including a CAO and enhancement of Board independence;
-	Implementation of additional policies and practices.

Further, the Company undertakes to dedicate not less than 15% of such revenue, debt raised, or equity infused (regardless of source, but apart from and in addition to any personal contributions toward Company operations made by current officers, directors and employees) toward achieving the agreed-upon objectives and implementation and maintenance of the Governance Reforms.  Upon attainment of $10,000,000 in cash collected from revenue, debt, or equity, the Company shall dedicate a minimum of 18% of such revenue, debt raised, or equity infused (apart from and in addition to any personal contributions toward Company operations made by current officers, directors and employees).  These minimum contributions may be adjusted upward as deemed necessary and appropriate by the Ombudsman.

(g)

On December 23, 2020, the Company entered into a Board Advisory Agreement in which Mr. Carl Mudd agreed to serve as the Chairman of the Board of Directors of the Company (the “Board”) and as Ombudsman for the Company pursuant to both Rule 53 of the Federal Rules of Civil Procedure, and to the Order and Judgment in the settlement of a lawsuit entitled In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.) (the “Stipulation of Order”).

As consideration for his service, in addition to receiving two million five hundred thousand (2,500,000) restricted shares of the Company’s common stock, he will receive an advisory fee of Ten Thousand Dollars ($10,000) per month, commencing December 24, 2020. Half of the monthly advisory fee ($5,000) must be paid to Mr. Mudd, while the other half of the advisory fee may be accrued on a monthly basis until the Company has closed a bona fide third-party debt and/or equity financing of at least eight hundred thousand dollars ($800,000). As at October 31, 2023 Mr. Mudd was owed $340,000 which is comprised of $30,000 for each of the three months ended April 30, 2023, July 31, 2023 and October 31, 2023, $120,000 for each of the years ended January 2023 and 2022 and $10,000 for fiscal year 2021.

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

NOTE 10: SUBSEQUENT EVENTS

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

As used in this quarterly report, the terms “we”, “us”, “our” and “ESSI” mean Eco Science Solutions, Inc. unless otherwise indicated. “Ga-Du” refers to our wholly owned subsidiary Ga-Du Corporation.

Description of Business

The Company was incorporated in the state of Nevada on December 8, 2009 under the name Pristine Solutions, Inc.  On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (The “Company” or “Eco Science”). The Company’s principal executive office is located at 300 S. El Camino Real #206 San Clemente, CA 92672.  The Company’s telephone number is 833-GoHerbo (833 464-3726). The Company’s website is www.useherbo.com.

The Company intends to continue developing and operating as a technology solutions provider servicing businesses that have complex financial accounting, inventory management, and sales tracking in both regulated and non-regulated verticals. We have developed and launched our cloud-based ERP platform (“Herbo”) and financial services platform (“HerboPay”) to support the unique end-to-end business requirements of regulated, cash-intensive industries that include, but are not limited to: cannabis, gaming, firearms and ammunition; and non-regulated, but highly complex industries such as oil and gas. We continue to identify and prioritize multi-billion vertical industries that are fractionalized and have an operational need to leverage technology solutions such as Herbo to bring visibility, traceability and viability to their business operations.

We will continue to enhance our enterprise initiatives focused on developing technologies that build upon our existing, proprietary financial accounting platform, coupled with data analytics, to help businesses to be more effective in their abilities to connect, market, and transact to businesses and sell directly to consumers.

Eco Science Solutions, Inc. is currently pursuing business opportunities in farming, extraction, manufacturing and distribution in both the cannabis and CBD hemp industries.  We seek to provide a 360-degree ecosystem that connects B2B (business-to-business), B2C (business-to-consumer) and B2G (business-to-government) segments together through technology offerings that include:  business location directory, localized digital communications between consumers and business operators, social networking, e-commerce connected inventory management / selection, payment facilitation and cash management.  This unique end-to-end offering enables traditional B2B manufacturers with opportunities to directly engage and sell to consumers seamlessly and efficiently.

* Eco Science Solutions, Inc. is not in the business of growing, manufacturing, or distributing cannabis.

The Company’s common stock symbol “ESSI” was revoked on October 6, 2022, due to delinquent SEC filings. The Company intends to file a Form 15c2-11 in order to have its stock trading on the OTC site as soon as practicable; the Company will request the symbol ESSI.

We currently have very limited revenue and are actively seeking users of our software; Mr. Rountree is pursuing opportunities with state legislature in states where cannabis is legal. Additionally, Mr. Rountree is actively searching out businesses that would benefit from using the Herbo ERP and HerboPay financial software.

Results of Operations

Overview of Current Operations

Results of Operations for the three and nine months ended October 31, 2023 and 2022

As at October 31, 2023 and January 31, 2023, the Company had $2,526 and $526 in cash, prepaid expenses of $0 and $14,000 for total current assets of $2,526 and $14,526. Prepaid expenses at January 31, 2023 relate to amounts paid as an advance with respect to the acquisition of certain third party software assets acquired during the three months ended April 30, 2023 for a total purchase price of $100,000. We reflect intangible assets in respect to these software assets of $100,000 and $0 at October 31, 2023 and January 31, 2023. Total liabilities at October 31, 2023 and January 31, 2023 were $15,283,435 and $14,232,842 respectively. The Company has insufficient funds to meet its ongoing operations and is currently funded through loans and advances from our CEO and CFO, Mr., Michael Rountree.

Three months ended October 31, 2023 and 2022

	For the Three Months Ended October 31,
	2023	2022
Revenue	$-	$-

Operating Expenses
Cost of revenue
Depreciation
Legal, accounting and audit fees	22,500	42,500
Management and consulting fees	140,500	189,500
Research, development, and promotion	107,603	218,059
Office supplies and other general expenses	5,609	12,034
Total operating expenses	276,212	462,093

Net operating loss	(276,212)	(462,093)

Other income (expenses)
Interest income
Interest expense	(9,806)	(9,808)
Interest expense, related parties	(8,473)	(7,046)
Total other income (expenses)	(18,279)	(16,854)

Net loss	$(294,491)	$(478,947)

During each of the three months ended October 31, 2023 and 2022, the Company has generated $0 in total revenue.

During the three months ended October 31, 2023 and 2022, the Company incurred total operating expenses of $276,212 and $462,093, respectively.  During the three months ended October 31, 2023 and 2022 management and consulting fees reflected a decrease from $189,500 (2022) to $140,500 (2023). Amounts incurred for accounting, audit and legal fees increased period over period and totaled $22,500 (2023) and $42,500 (2022), respectively, with the decrease predominantly relating to an decrease in fees incurred from our independent public registered accounting firm as we did not publish quarterly reports for certain periods in fiscal year 2023, but rather included such reports in our Form 10 Registration filing. During the three months ended October 31, 2023 and 2022 research and development fees incurred were $107,603 and $218,059 respectively as the company continued to conclude upgrades to its software suite. Fees declined over the comparative periods as a result of completion of certain stages of development and the concurrent reduction to required man hours allocated to research and development in the current three-month period ended October 31, 2023.  Other operating and general and administrative expenses decreased period over period from $12,034 in the three months ended October 31, 2022 to $5,609 for the three months ended October 31, 2023 relative to amounts paid for reporting costs, rent, travel and other costs.

Currently a significant portion of our total operating expenses are from management and consultant fees.  Several costs have been incurred in order to bring our regulatory product to market, including programming of technology, build out of needed infrastructure for customers including sand-boxes, build out of training materials (like the Herbo University on our website ), generation of marketing materials, as well as efforts to meet, and present, our product before various regulators in various jurisdictions, both foreign and domestic.

The Company recorded cumulative interest expense of $18,279 and $16,854 in respect of certain convertible notes and other loan agreements, respectively during the three months ended October 31, 2023 and 2022.

The net loss for the three months ended October 31, 2023 $294,491, as compared to $478,947 in the three months ended October 31, 2022.

Nine months ended October 31, 2023 and 2022

	For the Nine Months Ended October 31,
	2023	2022
Revenue	$-	$-

Operating Expenses
Cost of revenue
Depreciation
Legal, accounting and audit fees	108,858	94,000
Management and consulting fees	441,833	578,500
Research, development, and promotion	321,253	572,182
Office supplies and other general expenses	37,087	50,767
Total operating expenses	909,031	1,295,449

Net operating loss	(909,031)	(1,295,449)

Other income (expenses)
Interest income
Interest expense	(29,102)	(29,104)
Interest expense, related parties	(24,460)	(19,713)
Total other income (expenses)	(53,562)	(48,817)

Net loss	$(962,593)	$(1,344,266)

During each of the nine months ended October 31, 2023 and 2022, the Company has generated $0 in total revenue.

During the nine months ended October 31, 2023 and 2022, the Company incurred total operating expenses of $909,031 and $1,295,449, respectively.  During the nine months ended October 31, 2023 and 2022 management and consulting fees reflected a decrease from $578,500 (2022) to $441,833 (2023). Amounts incurred for accounting, audit and legal fees increased period over period and totaled $108,858 (2023) and $94,000 (2022), respectively, with the increase to fees recorded in the current period predominantly relating to an increase in fees incurred from our independent public registered accounting firm. During the nine months ended October 31, 2023 and 2022 research and development fees incurred were $321,253 and $572,182 respectively as the company continued to conclude upgrades to its software suite.  Fees declined over the comparative periods as a result of completion of certain stages of development and the concurrent reduction to required man hours allocated to research and development in the current nine-month period ended October 31, 2023.  Other operating and general and administrative expenses decreased period over period from $50,767 in the nine months ended October 31, 2022 to $37,087 for the nine months ended October 31, 2023 relative to amounts paid for reporting costs, rent, travel and other costs.

Currently a significant portion of our total operating expenses are from management and consultant fees.  Several costs have been incurred in order to bring our regulatory product to market, including programming of technology, build out of needed infrastructure for customers including sand-boxes, build out of training materials including educational and instructional videos which are housed within our website, generation of marketing materials, as well as efforts to meet, and present, our product before various regulators in various jurisdictions, both foreign and domestic.

The Company recorded cumulative interest expenses of $53,562 and $48,817 in respect of certain convertible notes and other loan agreements, respectively during the nine months ended October 31, 2023 and 2022.

The net loss for the nine months ended October 31, 2023 $962,593, as compared to $1,344,266 in the nine months ended October 31, 2022.

Statements of Cash Flows for the Nine Months ended October 31, 2023 and 2022

The Company used net cash in operations of $247,120 and $506,847 respectively during the nine-month periods ended October 31, 2023 and 2022, recorded $100,000 as net cash used for investing activities in the nine months ended October 31, 2023 compared to $0 in cash used in investing activities in the nine months ended October 31, 2022 and received cash from financing activities of $349,120 (2023) and $507,028 (2022), as a result of proceeds from related party loans.

Plan of Operation

The Company changed the focus of its business at the close of fiscal 2016 to operate in the eco-friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees, and to development certain enterprise software for the cannabis industry. During fiscal 2017 the Company laid the groundwork for income generation from these services by investing in ongoing development of its applications, websites and visibility in both the local and global market.  The Company has invested heavily in advertising to allow its applications and ecommerce website visibility on a global stage. During fiscal 2018 we further added to our business portfolio with the acquisition of Ga-Du corporation and its in house software offerings.

Fiscal 2020 brought our first revenues from our acquired Herbo enterprise software and we expect to see increasing revenues from this suite of services as we focus on marketing to a larger more focused client base. In each of the years ended January 31, 2021 through 2023, and in the nine months ended October 31, 2023 the Company has continued to incur costs to expand and develop its Herbo software suite of offerings.  The Company’s need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish revenues from operations to cover all operational overhead. We have also had to rely heavily on loans from related parties in our most recently completed fiscal years as we work to have our shares returned for quotation on the OTC Markets. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at October 31, 2023, the Company had a working capital deficit of $15.28 million and an accumulated deficit of $77.34 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its officers, directors and shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Other factors

Factors which may impact the Company’s ongoing operations include inflation, the recent war in the Ukraine, ongoing supply chain issues as a result of the recent Covid-19 pandemic, climate change and others. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for reduced consumer spending. The Company is unable to predict the ongoing impact of these factors on the Company’s financial operations.

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

Liquidity and Capital Resources

As at October 31, 2023 and January 31, 2023, the Company had $2,526 and $526 in cash, prepaid expenses of $0 and $14,000 for total current assets of $2,526 and $14,526. Prepaid expenses at January 31, 2023 relate to amounts paid as an advance with respect to the acquisition of certain third party software assets acquired during the three months ended April 30, 2023 for a total purchase price of $100,000. We reflect intangible assets in respect to these software assets of $100,000 and $0 at October 31, 2023 and January 31, 2023. Total liabilities at October 31, 2023 and January 31, 2023 were $15,283,435 and $14,232,842 respectively. The Company has insufficient funds to meet its ongoing operations and is currently funded through loans and advances from our CEO and CFO, Mr. Michael Rountree.

The Company has limited financial resources available outside loans from its officers and directors and funds it has previously obtained through use of convertible notes and loans from related parties. There can be no guarantee the Company will continue to receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads as we continue to implement our business plan.  While we generated modest revenue in fiscal 2022, we did not report any revenue in fiscal 2023 or in the nine months ended October 31, 2023 as we continued to enhance our software suite and we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $0 during the three and nine months ended October 31, 2023 and advertising and marketing costs are expensed as incurred and were $0 and $2,550 during the three and nine months ended October 31, 2022, respectively. Advertising and marketing costs include costs incurred with the marketing of our Herbo Software such as ad placement and other internet marketing efforts.

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

$0 has been recognized as revenue in three and nine months ended October 31, 2023 and 2022. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During the three and nine months ended October 31, 2023 and 2022 we incurred costs of sales of $0 with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of October 31, 2023 and January 31, 2023, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet.

Income Taxes

The Company follows ASC 740 – Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance, among other things, simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments, and amends existing earnings-per-share (“EPS”) guidance by requiring that an entity use the if-converted method when calculating diluted EPS for convertible instruments. ASU 2020-06 is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company plans to adopt the new guidance effective January 1, 2024.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended October 31, 2023 that have materially, or are reasonably likely to materially, affect the Company’s internal controls over financial reporting.

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

On September 21, 2020, the United States District Court for the District of Hawaii issued an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), preliminarily approving a proposed settlement (the “Settlement”) as set forth in a Stipulation of Settlement dated September 21, 2020 (the “Stipulation”), by and among (i) plaintiffs Mr. Ian Bell and Mr. Marc D’ Annunzio, individually and derivatively on behalf of Eco Science Solutions Inc. (the “ESSI or the Company”); (ii) certain of the Company’s current and former officers, directors and consultants; and (iii) the Company.  Pursuant to the Court’s Preliminary Approval Order, a hearing was held on November 17, 2020, before the Honorable Leslie Kobayashi, in the United States District Court for the District of Hawaii and approved terms of Settlement for an Order issued December 3, 2020, including the following:

(1)	The resignation of Jeffery Taylor as Chairman of the Board to the Company; and Don Taylor as Chief Financial Officer and a member of the Board of Directors;
(2)	Appointment of Carl Mudd or such individual with similar background and qualifications to serve as Ombudsman and as Chairman of the Board.
(3)

The following shareholders have been ordered to return a cumulative total of 3,500,000 shares of the Company’s common stock to treasury for cancellation, as set out herein: (a) Gannon Giguiere – 1,500,000 shares; (b) Jeffery Taylor – 750,000 shares; (c) Don Taylor – 750,000 shares; (d) L John Lewis – 250,000 shares; and (e) S Randall Oveson – 250,000 Shares

(4)	The Company shall issue 1,400,000 restricted common stock to the law firm of Robbins, LLP, as consideration for attorney fees;
(5)

The Company shall enter into a Promissory Note with the law firm of Robbins, LLC for in the amount of Three Hundred Fifty Thousand Dollars ($350,000) with respect to legal fees incurred, note bearing interest at a rate of six (6%) percent per annum calculated monthly with all interest and principal due and payable no later than three (3) years from the date of the final Settlement approval;

(6)	Debt in the amount of One Million Five Hundred Thousand Dollars ($1,500,000) held by Phenix Ventures LLC, a company controlled by Gannon Giguiere, shall be immediately forgiven and canceled.

Additionally, the Settlement called for 15% of the Company’s revenue and/or any financing raised by the Company be dedicated toward achieving the objectives, implementation and maintenance of the Governance Reforms.

All of the above-listed items in the Order issued by the Honorable Leslie Kobayashi have been implemented except putting aside 15% of the Company’s revenue and or financing as the Company has not yet generated any revenue of substance, nor have they secured any financing to date.  Mr. Rountree continues to fund the Company with his personal funds and once the Company begins generating revenue or secures financing, 15% will be put aside.  Mr. Mudd, continues to act as the Ombudsman and oversees the required government reforms.

Each of the reforms are subject to the judgement of the Ombudsman, Mr. A Carl Mudd and/or the reconstituted Board and based on the availability of funding.

In addition to the aforementioned stipulations under the Settlement, Governance Reforms were set forth, in pertinent part, inter alia, as follows:

1.	The purchase of Directors’ and Officers’ Insurance
2.	Appointment of two new, independent Directors
3.	Creation of a board-level Governance Committee
4.	Adoption of Written Corporate Governance Guidelines and Code of Ethics
5.	Creation of an Audit Committee
6.	Enhanced Board Independence
7.	Termination of existing compensation plans – compensation plans that existed at the time of the Order have been terminated.
8.	Immediate cessation of current and future business dealings with third party stock promoters – there is not now, nor has there been dealings with third party stock promoters.
10.	Maintain the Company’s website – the Company’s website is maintained and updated
11.

Creation of an Investor Relations Officer – we will engage an investor relations officer once the company begins generating enough revenue so that Mr. Rountree is not financing the filings required by a public company

12.	Engage In-House and General Counsel – the Company has an in-house counsel and will engage general counsel as necessary
13.	Appointment of a Chief Accounting Officer – Mr. Rountree is our Chief Financial Officer
14.	Create a written Whistleblower Policy
15.	Adopt a Clawback Policy
16.	Adopt enhanced conflicts policies and practices
17.	Establish documentation of Policies and Financial Reporting Checklist
18.	Annually assess the adequacy of the Company’s internal controls
19.	Provide continuing director education and employee compliance training
20.	Establish board oversight of Company’s expenditures

Numbers 1 through 6 to date have not been implemented as there has been no revenue generated and currently the Company only has one employee.  To date, Mr. Rountree is funding the Company and there aren’t enough funds to implement all of the requirements of the Stipulation.  Mr. Mudd continues to monitor the progress of the Company.  Numbers 14 through 19 have not yet been implemented; with regard to number 20, the Board discusses with Mr. Rountree the expenses incurred by the Company at board meetings.  The agreement calls for the above to be completed within four years; however, the implementation of each remains at the discretion, and subject to the judgement, of Mr. Mudd.  In the event that the Company does not begin to generate income, or secure financing, the Company will fail.

Of the aforementioned reforms, there has been one new independent Director appointed, an Audit Committee has been appointed, consisting solely of Mr. Mudd, the existing compensation plans have been terminated, all dealing with third party stock promoters has ceased, the Company’s website is being maintained, and Counsel has been engaged.  The remaining reforms will be implemented and adopted as funding becomes available and the Company begins generating revenue.

At this time, Mr. Rountree, our CEO and CFO is funding the Company with his personal funds.

The Settlement additionally calls for 15% of revenue or financing raised by the Company to go toward the afore-mentioned governance reforms, along with compliance fees. To date, there haven’t been funds put aside as Mr. Rountree continues to personally fund the Company, including paying compliance fees.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31*	Certification of our Chief Executive and Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32*	Certification of our Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.INS*	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

December 8, 2023	/s/ Michael Rountree
CEO, CFO, COO, President, and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer)

