Form 10-K
period 2024-01-31
ECO SCIENCE SOLUTIONS, INC.
filed 2024-10-16
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number: 333-166487

ECO SCIENCE SOLUTIONS, INC.
(Exact name of Company as specified in its charter)

Nevada	46-4199032
(State or other jurisdiction of Incorporation)	(IRS Employer Identification Number)

300 S. El Camino Real #206

San Clemente, CA 92672

(Address of principal executive offices)

(833) 464-3726

(Company’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of class
Common Stock, $0.0001 par value per share

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Company is not currently quoted on any trading platform.  Therefore, there is no aggregate market value of the voting and non-voting common equity held by non-affiliates to report as of July 31, 2023.

As of October 11, 2024, 52,957,572 shares of the registrant’s common stock, par value of $0.0001 per shares, were outstanding.

INDEX

ECO SCIENCE SOLUTIONS INC.

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and any statements regarding future potential revenue, gross margins and our prospects for 2024 and thereafter. These statements may appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	Need for additional capital;
●	Limited operating history;
●	Limited experience introducing new products;
●	Our ability to successfully expand our operations and manage our future growth;
●	Difficulty in managing our growth and expansion;
●	Dilutive effects of any raising of additional capital;
●	The deterioration of global economic conditions and the decline of consumer confidence and spending;
●	Material weaknesses reported in our internal control over financial reporting;
●	Our ability to protect intellectual property rights and the value of our products;
●	The potential for product liability claims against us;
●	Our dependence on third party manufacturers to manufacture our products;
●	The illiquidity of our common stock; and
●	Substantial sales of shares of our common stock.

Actual results may vary materially from those in such forward-looking statements as a result of various factors, including those identified in “Item 1A. Risk Factors” and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements. Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used. References in this Annual Report on Form 10-K to the “Company,” “ESSI,” “we,” “our,” and “us” refer to Eco Science Solutions, Inc.

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

The Company’s common stock symbol “ESSI” was revoked on October 6, 2022, due to delinquent SEC filings. The Company is in the process of filing a Form 15c2-11 in order to allow its stock to resume trading on the OTCMarkets site as soon as practicable; the Company will request the symbol ESSI.

We currently have no revenue and are actively seeking users of our software; Mr. Rountree is pursuing opportunities with state legislature in states where cannabis is legal. Additionally, Mr. Rountree is actively searching out businesses that would benefit from using the Herbo ERP and HerboPay financial software.

Corporate History

Formation and Business Development

The Company was incorporated in the state of Nevada on December 8, 2009, under the name Pristine Solutions, Inc.

During the fiscal years ended January 31, 2012, through 2015 the Company acquired various projects and corporate entities across various industry sectors in an effort to commence revenue generating operations. As a result of the transition in business focus, management teams and controlling shareholders over these fiscal periods, the Company changed its name from Pristine Solutions Inc. to Eaton Scientific Systems Inc. effective November 27, 2012, and subsequently to Eco Science Solutions, Inc. during February 2014, in order to better reflect its evolving business operations. The Company effected a 1000-to-1 reverse stock split in February 2014.

On December 15, 2015, Mr. Jeffery Taylor and Mr. Don Taylor became the controlling shareholders of the Company. Presently Jeffery and Don Taylor control approximately 16% of the issued and outstanding shares.

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

The Fitrix app targeted the B2C segment and was intended to keep track of users day-to-day fitness routines, dietary habits and alternative medicine intake. During fiscal 2020, the Company determined to cease support of the Fitrix app and fold in certain functionality contained into its Herbo app and suite of enterprise software.

The Herbo app was developed to help users find dispensary locations, view available product inventory, provide access to delivery services, as well as connect with alternative doctors to provide evaluations. Additionally, the product was architected to provide e-commerce, point of sale and supporting operational enterprise software as a service to business customers.

In June of 2017 ESSI acquired 100% of the shares of capital stock of Ga-Du Corporation (GD or Ga-Du), at which time Ga-Du became a wholly owned subsidiary of the Company. Concurrent with the transaction, on June 21, 2017, Mr. John Lewis and Mr. S. Randall Oveson joined the Board of directors of ESSI.

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

On September 10, 2018, the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming the Company, its subsidiary Ga Du Corporation and two of the Company’s officers as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019, on her statutory claim for unpaid wages and on her claim for breach of employment contract.  The motion has been fully briefed.  On May 13, 2020, plaintiff’s motion for summary judgment as to the personal liability of corporate officers of ESSI and Ga-Du under the Washington Wage Rebate Act was Granted. Corporate officers of ESSI and its subsidiary Ga-Du are jointly and severally liable (along with ESSI and its wholly-owned subsidiary Ga-Du) for $240,000 in unpaid wages, another $240,000 in exemplary damages, attorney’s fees, and prejudgment interest. Defendants’ cross-motions regarding personal liability was denied. A total of $746,501 is reflected as a liability on the Company’s balance sheets in respect to this judgment. Subsequent to the fiscal year ended January 31, 2021, the Company’s CEO Mike Rountree commenced settlement payments to Ms. Maguire. As at the date of this report the judgement has been settled in full.

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

On March 1, 2019, the Company and Haiku Holdings, LLC (“Haiku”), a limited liability company owned by The Rountree Trust, of which Michael Rountree, the Company’s COO at the time of the agreement, is the Trustee, entered into a Trademark Licensing Agreement.  Under the terms of the agreement, the Licensed Marks, including and incorporating Herbo, may be used by Haiku to facilitate the Company’s business including lead generation and referral services. Further, as a result of any revenue generating business generated by Haiku, the Company shall receive 90% of the net revenue. The license remains in effect for a period of ten (10) years from the effective date of the agreement and may be terminated on sixty (60) days written notice by the Company should there be a material breach which remains uncured, or at any time on ten (10) days written notice by Haiku without cause.

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

On September 21, 2020, the United States District Court for the District of Hawaii issued an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), preliminarily approving a proposed settlement (the “Settlement”) as set forth in a Stipulation of Settlement dated September 21, 2020 (the “Stipulation”), by and among (i) plaintiffs Mr. Ian Bell and Mr. Marc D' Annunzio, individually and derivatively on behalf of Eco Science Solutions Inc. (the “ESSI or the Company”); (ii) certain of the Company’s current and former officers, directors and consultants; and (iii) the Company. The Settlement is subject to further consideration at the settlement hearing described below.

Pursuant to the Court's Preliminary Approval Order, a hearing was held on November 17, 2020, at 10:30 a.m. before the Honorable Leslie Kobayashi, in the United States District Court for the District of Hawaii, 300 Ala Moana Blvd C-338 Honolulu, Hawaii 96850 (for the purpose of determining: (i) whether the terms of a proposed Settlement, in accordance with the Stipulation are fair, reasonable, and adequate, and in the best interests of ESSI and its shareholders; (ii) whether the Notice fully satisfies the requirements of Rule 23.1 of the Federal Rules of Civil Procedure and due process; (iii) whether the Final Order and Judgment should be entered dismissing the Action with prejudice, and releasing the Released Persons from the Released Claims; (iv) whether the agreed-to Fee and Expense Amount should be approved; and (v) any other matters that may come before the Court.

Further, on November 17, 2020 the United States District Court for the District of Hawaii issued an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), approving a settlement (the “Settlement” or “Stipulation”), the Order and Final Judgment was executed by the Honorable Leslie Kobayashi and filed with the Court on December 3, 2020. (See Item 3 – Legal Proceedings)

Terms of Settlement for an Order issued December 3, 2020, including, inter alia, the following:

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

Pursuant to the Stipulation, at least 15% of revenue or financing raised shall be set aside toward achieving the objectives, implementation, and maintenance of the Governance Reforms.  To date, no revenues have been generated, nor have any funds been raised.

All of the above have been implemented, shares have been returned and cancelled, the promissory note has been entered into, both Jeffery and Don Taylor have resigned all positions held in the Company, Mr. Mudd is serving as Ombudsman and Chairman of the Board.  Setting aside 15% of our revenue and/or financing is incumbent on the Company raising financing and or generating revenue; to date, Mr. Rountree continues to meet with state legislative offices regarding the use of the software for cannabis companies and is spending his own personal money to fund the Company.  The putting aside of the 15% is at the discretion of Mr. Mudd, as are the remaining items of the Order as described in more detail in Item 3 – Legal Proceedings below.

As a result of the aforementioned Settlement, on December 23, 2020, the Company approved the appointment of Mr. Carl Mudd to serve as Chairman of the Board and Ombudsman of the Company.  As consideration for his service, in addition to receiving two million five hundred thousand (2,500,000) restricted shares of the Company’s common stock, Mr. Mudd receives an advisory fee of Ten Thousand Dollars ($10,000) per month, commencing December 24, 2020. Half of the monthly advisory fee ($5,000) must be paid to Mr. Mudd, while the other half of the advisory fee may be accrued on a monthly basis until the Company has closed a bona fide third-party debt and/or equity financing of at least eight hundred thousand dollars ($800,000).

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

The term of this Agreement shall be four (4) years or as set forth in the Stipulation of Order. This Agreement may be terminated by either party upon thirty (30) days’ notice for material breach. In addition, this Agreement shall terminate in the event of the resignation of Advisor from the Board.   In the event that all of the items relative to the compliance in the Order are not satisfied, Mr. Mudd has the ability to extend his service with the Company, remaining as the Ombudsman and Chairman of the Board.  If the Company cannot raise financing or generate income, the Company will fail.

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

On January 28, 2021, the Board of Directors accepted the resignation of Jeffery Taylor as Chief Executive Officer, effective January 31, 2021, and Michael Rountree accepted the appointment of Chief Executive Officer of the Company, effective January 31, 2021; Michael Rountree will hold the positions of Chief Executive Officer and Chief Financial Officer. Mr. Jeffery Taylor will remain active in the Company and holds the title of President and Secretary.

On May 14, 2021, the Board of Directors approved agreements to indemnify each member of the Board to the fullest extent permitted by applicable law, so that each member will serve, and continue to serve, the Company free from undue concern that he will not be so indemnified.

On January 17, 2023, Jeffery Taylor resigned from all of his positions he held with the Company, including, President, Director and Secretary.

On April 5, 2023, the Company and eXPO Financial Services LLC entered into a Software Acquisition Agreement (the “Software Agreement”) whereunder the Company has acquired from eXPO Financial Services all rights, title and interest to a computer program referred to as eXPO (electronic eXchange portal) for a total purchase price of $100,000 payable in instalments over an eight-month period commencing April 15, 2023.

Eco Science Solutions, Inc. is committed to becoming a technology solutions provider of cloud-based ERP and financial payments technologies servicing businesses that transact in a business-to-business (B2B) environment; a business-to-consumer environment (B2C); government regulated industries (B2G); or operate in a combination of B2B, B2C and/or B2G environments. The Company will continue to enhance our enterprise initiatives focused on developing technologies that build upon our existing, proprietary financial accounting platform and financial services platform, coupled with data analytics, to help businesses to be more effective in their abilities to connect, market, and transact to businesses and sell directly to consumers.

It's cloud-based ERP platform (“Herbo”) has proprietary financial accounting and inventory management capabilities, and when combined with its financial services platform (“HerboPay”), provides enhanced tracking and traceability to support the unique compliance requirements of regulated, cash-intensive industries such as cannabis and CBD.  Herbo has a comprehensive, end-to-end business commerce solution to service vertically integrated businesses, which the Company intends to promote its ERP and financial services platform to other regulated industries such as gaming, firearm and ammunition, and highly complex industries such as oil and gas.

* Eco Science Solutions, Inc. is not in the business of growing, manufacturing, or distributing cannabis.

Current Operations

Herbo

Herbo is a comprehensive, cloud-based Enterprise Resource Planning platform that is customizable, delivering its ERP modules via a software as a service (SaaS) business model.

HerboPay is a financial services platform that enables businesses to provide a cashless transaction environment to their customer and vendors.  The platform is a secure portal for account access and features that incorporate current banking standards for operating and securing online data.  In terms of Financial Services, the platform uses a strict and proprietary Know-Your-Customer (KYC) process, that ensures compliance regardless of the underlying usage.  HerboPay can be used for membership capture, registrations of various kinds, for customer accounts retention and marketing, and/or for the creation and management of bank accounts.  In addition, the HerboPay platform has been enhanced for mobile devices.  The mobile payment platform accommodates the purchasing of products and services. HerboPay’s value proposition and features uniquely positions it to provide financial banking services to underserved businesses in regulated and non-regulated industries.

As the cannabis and CBD industries have been prioritized by the Company, Cultivators, Processors, Manufacturers, Labs, Distributors, Transporters, Dispensaries, Retailers and Regulators, and select professional service providers that work in regulated industries are all target users of Herbo and HerboPay.

We have developed a comprehensive, end-to-end ERP solution to service broad operational needs of business. With a single login, businesses can have access to all of our ERP modules, which include:

•	Tax and Financial Accounting

•	Inventory Management and Tracking

•	Bookkeeping & Banking

•	Compliance and Reporting

•	Payroll and Employee Time Tracking

•	Point of Sale

•	E-Commerce

•	Merchant Processing Integration

•	CRM and Customer Loyalty

Additionally, clients can support any business with Herbo regardless of business footprint or industry. Herbo can satisfy the operational needs of businesses across the spectrum of complexity:

•	Single unit operations

•	Integrated vertical operations

•	Multiple unit business, with locations dispersed across a broad geographic footprint

Our complete Herbo software product website is available at www.useherbo.com.

The Company expanded its revenue focus from a business-to-business opportunity to include being a regulatory offering.  As a regulatory offering, Herbo has the ability to deploy an end-to-end technology solution in highly regulated industries (e.g. cannabis and CBD hemp industries) that can be accessed and utilized by all industry parties involved in the industry (e.g. consumer/business/government regulators).

Herbo ERP and its associated cashless platform, HerboPay, enable a jurisdiction, domestic or international, with the ability to do more than just traditional tag tracking which is the predominant regulatory technology system currently utilized in the United States and abroad.

The failures of the Cannabis Industry are a result of many factors which result in tax evasion, money laundering, illegal products with toxic ingredients, robberies of cash, human trafficking, in addition to the Cartel’s emergence as a dominant player in the Black Market.  All these failures are the result of short falls of current regulatory systems employed by various jurisdictions.  All utilize decade old software to track RFID tags thru a chain of production to point of sale.  This leaves regulators blind from the actual financial activities of a Federally illegal activity.

In addition, there are over 100 software providers in the industry that sell “point solutions” servicing over 20 different business categories in cannabis businesses.  The Herbo ERP handles every category of technology needed in the cannabis industry thus enabling businesses to migrate off multiple systems to work under one integrated system with a single user login, thus providing for accurate output to allow for effective business decision making.  Furthermore, the entire Herbo ERP wraps into an enterprise-level accounting system with proprietary features that allow for the preparation of clean books and records and the ability to produce proper, compliant financial statements including Income Statements and Balance Sheets.

Accounting is often an overlooked need in the industry with most businesses simply running books and records by hand or in a disconnected accounting system.  The disconnects allow for material items to disappear; e.g. inventory, reported sales, cash, and taxes due.  Herbo provides for a much-needed integrated accounting system also allows for proper “Know Your Customer (KYC)” compliance on every transaction taking place at the business level to enable the proper function of a true cashless environment.

Another Federal obstacle to the cannabis industry is Federal Tax Law under Internal Code Section 280E which disallows deductions for any business that is operating with a Schedule 1 substance, such as cannabis.  The only deduction allowed is the cost of the product. The Herbo ERP comes with an imbedded, proprietary unitization system of accounting to ensure proper and compliant inventory capitalization of all items associated with the cannabis product so that all items are carried as inventory. These include the costs of clones, nutrients, water, electricity, labor, rents, insurance, supplies, equipment depreciation, etc.  These associated inventory items are unitized into the costs of each product when sold in order to properly allocate these costs into the costs of the product.  Disconnected financial accounting systems do not allow for proper inventory tracking on the balance sheet nor the income statement.

Herbo ERP extends its connectivity to the consumer segments via its e-commerce and payment modules where consumers and patients can transact in a safe and cashless environment. They also have real time access to the certificates of authenticity (COAs) of the associated products they buy in order to protect them from unknowingly buying black market product. All of the above are why the cannabis industry needs one solution serving every level of the industry. Herbo is that solution and is well poised to become an industry disrupter in the technology sector, which will inevitably increase shareholder value.

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

On April 13, 2018 it was announced that President Donald Trump had promised Senate Republican Cory Gardner that he will support congressional efforts to protect states that have legalized marijuana, defusing a months-long standoff between Sen. Cory Gardner and the administration over Justice Department nominees. Trump told Gardner that despite the DOJ memo of January 4, 2018, the marijuana industry in Colorado will not be targeted. A bill has not been finalized, but discussion has commenced to find legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize marijuana.(1)

(1) https://www.washingtonpost.com/politics/trump-gardner-strike-deal-on-legalized-marijuana-ending-standoff-over -justice-nominees/ 2018/04/13/2ac3b35a-3f3a-11e8-912d-16c9e9b37800_story.html

January 4, 2020 marked the two year anniversary of the “Sessions Memorandum” in which (then) Attorney General Jeff Sessions rescinded the Cole Memorandum and other Obama era DOJ guidance which essentially stated that DOJ would not prosecute state-compliant marijuana-related activity.  Many saw the statement as a declaration of a new “War on Drugs.” However, a review of DOJ cases brought over the last two years reveals that the Trump Justice Department has largely adhered to the Obama Administration’s enforcement priorities.

The Cole Memorandum

The Cole Memorandum stated that federal cannabis enforcement resources would be concentrated on cases involving:

•	Revenue from the sale of cannabis going to criminal enterprises, gangs, and cartels,

•	State authorized cannabis activity being used as a cover or pretext for the trafficking of other illegal drugs or Other illegal activity,

•	Violence and the use of firearms in the cultivation and distribution of cannabis,

•	Distribution of cannabis to minors,

•	Diversion of cannabis from states where it is legal under state law in some form to other states,

•	Drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use,

•	Growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands, and

•	Cannabis possession or use on federal property.

The Cole Memorandum also stated that:

In jurisdictions that have enacted laws legalizing marijuana in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of marijuana, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities set forth above. The primary question in all cases – and in all jurisdictions-should be whether the conduct at issue implicates one or more of the enforcement priorities listed above.

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

On January 21, 2021, Joseph R. Biden, Jr. was sworn in as President of the United States. President-elect Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Attorney General Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a useful use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole memorandum, enforcement priorities are determined by respective United States Attorneys.

On March 11, 2021, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. In response to questions posed by Senator Cory Booker, Merrick Garland stated during February 2021 congressional testimony that he would reinstitute a version of the Cole Memo. He reiterated the statement that the Justice Department under his leadership would not pursue cases against Americans “complying with the laws in states that have legalized and are effectively regulating marijuana”, in written responses to the Senate Judiciary Committee provided around March 2021. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will re-adopt the Cole Memo or announce a substantive marijuana enforcement policy. Justice Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a useful use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. It is unclear what impact, if any, the current administration will have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will or will not change.

Because the Department of Justice memorandums serve as discretionary agency guidance and do not constitute a force of law, cannabis related businesses have worked to continually renew the Rohrabacher Blumenauer Appropriations Amendment (originally the Rohrabacher-Farr Amendment) that has been included in federal annual spending bills since 2014. This amendment restricts the Department of Justice from using federals funds to prevent states with medical cannabis regulations from implementing laws that authorize the use, distribution, possession or cultivation of medical cannabis against regulated medical marijuana actors operating in compliance with state and local law. The Rohrabacher-Farr Amendment was included in the Consolidated Appropriations Act of 2019, which was signed by President Trump on February 14, 2019 and funds the departments of the federal government through the fiscal year ending September 30, 2019. In signing the Act, President Trump issued a signing statement noting that the Act “provides that the DOJ may not use any funds to prevent implementation of medical marijuana laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” While the signing statement can fairly be read to mean that the executive branch intends to enforce the CSA and other federal laws prohibiting the sale and possession of medical marijuana, the president did issue a similar signing statement in 2017 and no major federal enforcement actions followed. On September 27, 2019, the Rohrabacher-Farr Amendment was temporarily renewed through a stopgap spending bill and was similarly renewed again on November 21, 2019. The Fiscal Year 2020 omnibus spending bill was ultimately passed on December 20, 2019, making the Rohrabacher-Farr Amendment effective through September 30, 2020. In signing the spending bill, President Trump again released a statement similar to the ones he made May 2017 and February 2019 regarding the Rohrabacher-Farr Amendment. On March 15, 2021 the amendment was renewed through the signing of the Fiscal Year 2022 omnibus spending bill, effective through September 30, 2022. Notably, Rohrabacher-Farr has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. If the Rohrabacher-Farr Amendment is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

Since 2014, Congress has made immense strides in marijuana policy. The bipartisan Congressional Cannabis Caucus launched in 2017 and is headed by Representatives Dana Rohrabacher (CA-48), Earl Blumenauer (OR-03), Don Young (AK-At Large), and Jared Polis (CO-02). The group is “dedicated to developing policy reforms that bridge the gap between federal laws banning marijuana and the laws in an ever-growing number of states that have legalized it for medical or recreational purposes” Additionally, each year more Representatives and Senators sign on and cosponsor marijuana legalization bills including the CARERS Act, REFER Act and others. While there are different perspectives on the most effective route to end federal marijuana prohibition, Congressman Blumenauer and Senator Wyden introduced the three-bill package, Path to Marijuana Reform which would fix Section 280E of the Code, eliminate civil asset forfeiture and federal criminal penalties for businesses complying with state law, reduce barriers to banking, and would de-schedule, tax and regulate marijuana in 2017. Senator Booker has also introduced the Marijuana Justice Act, which would deschedule marijuana, and in 2018 Congresswoman Barbara Lee introduced the House companion.

Additionally, on June 7, 2018, the STATES Act was introduced in the Senate by Republican Senator Cory Gardner of Colorado and Democratic Senator Elizabeth Warren of Massachusetts. A companion bill was introduced in the House by Democratic representative Jared Polis of Colorado. The bill provides in relevant part that the provisions of the CSA, as applied to marijuana, “shall not apply to any person acting in compliance with state law relating to the manufacture, production, possession, distribution, dispensation, administration, or delivery of marihuana.” Even though marijuana will remain within Schedule I under the STATES Act, it makes the CSA unenforceable to the extent it is in conflict with state law. In essence, the bill extends the limitations afforded by the Rohrabacher-Blumenauer protection within the federal budget − which prevents the Department of Justice and the Drug Enforcement Agency from using funds to enforce federal law against state-legal medical cannabis commercial activity − to both medical and recreational cannabis activity in all states where it has been legalized. By allowing continued prohibition to be a choice by the individual states, the STATES Act does not fully legalize cannabis on a national level. In that respect, the bill emphasizes states’ rights under the Tenth Amendment, which provides that “the powers not delegated to the United States by the Constitution, nor prohibited by it to the States, are reserved to the States respectively, or to the people.”

During his confirmation hearing on February 22, 2021, U.S. Attorney General, The Honorable Merrick B. Garland, testified that the limited resources of the Department of Justice will not be expended to pursue those in compliance with state-regulated cannabis programs, although he did not commit to reinstituting the Cole Memorandum and there is no guarantee regarding the ultimate position of the Biden Administration DOJ.11 Separate and apart from these pronouncements, Congress has withheld funding to the DOJ (pursuant to the Rohrabacher-Blumenauer Amendment to federal spending bills) to prosecute state-compliant businesses in the medical marijuana space since 2014.

Notwithstanding the foregoing, there is no guarantee that the current presidential administration will treat the enforcement of marijuana regulations as low-priority enforcement of U.S. federal laws that conflict with state laws. Accordingly, there are a number of significant risks associated with the business of the Company and unless and until the United States Congress amends the CSA with respect to medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a significant risk that federal authorities may enforce current federal law, and the business of the Company may be deemed to be producing, cultivating, extracting, or dispensing cannabis or aiding or abetting or otherwise engaging in a conspiracy to commit such acts in violation of federal law in the United States.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenue, increased expenses, and decreased profitability. Further, investigations by government agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or other business practices by us, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability.

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

Between 2020 and 2022, press releases published by the DOJ show that prosecutions regarding cannabis were relative to bribes being taken by city officials regarding opening of dispensaries of cannabis.

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

Prosecutions for offenses involving marijuana continue to decline, reflecting discretionary decisions by DOJ amid the state-level legalization movement. While prior Obama-era guidance urging such discretion was rescinded under the Trump administration, the department has not signaled a renewed interest in going after individuals for simply possessing or using marijuana.1

A separate analysis from the federal U.S. Sentencing Commission (USCC) that was released in March also found that federal prosecutions over marijuana dropped again in 2021, with fewer than 1,000 people charged in cannabis trafficking cases. In 2020, USCC documented 1,118 cannabis cases. (1)

Data from the FBI that was released in late 2020 showed that, for the first time in four years, cannabis arrests declined nationally. (1)

While there might not be a single factor contributing to these trends, it seems likely to continue—both because more states are working to end prohibition and because the federal Justice Department is now being led by an attorney general who has repeatedly said that low-level marijuana enforcement is a waste of resources. At the same time, congressional lawmakers are also taking steps to legalize at the federal level. (1)

Industrial Hemp

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

Anti-Money Laundering Laws and Access to Banking

Due to the CSA categorization of marijuana as a Schedule I drug, U.S. federal law makes it illegal for financial institutions that depend on the Federal Reserve’s money transfer system to take any proceeds from marijuana sales as deposits. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses under the United States Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”). Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering or conspiracy.

While there has been no change in U.S. federal banking laws to account for the trend towards legalizing medical and recreational marijuana by U.S. states, FinCEN has issued guidance advising prosecutors of money laundering and other financial crimes not to focus their enforcement efforts on banks and other financial institutions that serve marijuana-related businesses, so long as that business is legal in their state and none of the federal enforcement priorities are being violated (such as keeping marijuana away from children and out of the hands of organized crime). The FinCEN guidance also clarifies how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act obligations, including thorough customer due diligence, but makes it clear that they are doing so at their own risk.

Due to the fear by financial institutions of being implicated in or prosecuted for money laundering, cannabis businesses are often forced into becoming “cash-only” businesses. As banks and other financial institutions in the U.S. are generally unwilling to risk a potential violation of federal law without guaranteed immunity from prosecution, most refuse to provide any kind of services to cannabis businesses. Despite the attempt by FinCEN to legitimize cannabis banking, in practice its guidance has not made banks much more willing to provide services to cannabis businesses. This is because, as described above, the current law does not guarantee banks immunity from prosecution, and it also requires banks and other financial institutions to undertake time-consuming and costly due diligence on each cannabis business they take on as a customer. Recently, some banks that have been servicing cannabis businesses have been closing accounts operated by cannabis businesses and are now refusing to open accounts for new cannabis businesses for the reasons enumerated above.

_______________________

1 Federal Marijuana Arrests Continue To Drop Amid Legalization Movement, New Justice Department Report Shows; Kyle Jaeger. May 23, 2022

The few credit unions who have agreed to work with cannabis businesses are limiting those accounts to no more than 5% of their total deposits to avoid creating a liquidity risk. Since the federal government could change the banking laws as it relates to cannabis businesses at any time and without notice, these credit unions must keep sufficient cash on hand to be able to return the full value of all deposits from cannabis businesses in a single day, while also servicing the need of their other customers.

The Secure and Fair Enforcement (SAFE) Banking Act, a proposed legislation aimed at allowing banks to do business with companies operating legally within states that have legalized marijuana, had the potential to change the way the marijuana industry operates.

The measure would prohibit federal regulators from punishing financial institutions for providing services to cannabis companies, their owners, and employees. It would also clarify that funds obtained from state-regulated and compliant cannabis businesses would not be considered as proceeds from illegal activity and provide protection against federal liability for banks, insurers, and other financial institutions that work with such companies.

Despite widespread support, the bill failed to pass in Congress, leaving communities at risk of crime and cannabis businesses operating solely with cash. But what could have been the impact of this legislation on the industry?

The SAFE Banking Act was not approved by Congress in December, leaving communities at risk of crime and forcing cannabis businesses to operate solely with cash. Additionally, these businesses will continue to lack access to financial services from banks and other institutions.

In 2022, the SAFE Banking Act was close to being voted on in the Senate but ultimately did not pass during the lame-duck session. The bill had already passed seven times in the House, but the Senate did not give it a vote. The limited time available during the lame-duck session, where must-pass bills such as the National Defense Authorization Act (NDAA) and the Fiscal 2023 appropriations bills were prioritized, prevented the SAFE Banking Act from being passed as a standalone bill or as a rider on one of those bills. Despite the efforts of supporters, the bill did not make it to the Senate floor due to a lack of time and competing priorities.

State Border Regulation

Another aspect of federal law is that it provides that cannabis and cannabis products may not be transported across state lines in the United States. As a result, all cannabis consumed in a state must be grown and produced in that same state. This dynamic could make it more difficult for the Company, in the short term, to maintain a balance between supply and demand. If excess cultivation and production capacity is created in any given state and this is not matched by increased demand in that state, then this could exert downward pressure on the retail price for the products the Company sells. If too many retail licenses are offered by state authorities in any given state, then this could result in increased competition and exert downward pressure on the retail price for the products the Company sells. On the other hand, if cultivation and production in a state fails to match demand then, in the short term, there could be insufficient supply of product in a state to meet demand and while the Company may be able to raise its prices there could be inadequate product availability in the short term, causing the Company’s revenue in that state to fall or to not grow to its full potential.

United States Border Entry

The United States Customs and Border Protection, or CBP, enforces the laws of the United States as they pertain to lawful travel and trade into and out of the U.S. Crossing the border while in violation of the CSA and other related United States federal laws may result in denied admission, seizures, fines, and apprehension. CBP officers administer determine the admissibility of travelers who are non-U.S. citizens into the United States pursuant to the United States Immigration and Nationality Act. An investment in the Subordinate Voting Shares, if it became known to CBP, could have an impact on a non-U.S. citizen’s admissibility into the United States and could lead to a lifetime ban on admission.

Because marijuana remains illegal under United States federal law, those investing in Canadian companies with operations in the United States cannabis industry could face detention, denial of entry, or lifetime bans from the United States for their business associations with United States marijuana businesses. Entry happens at the sole discretion of CBP officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a non-US citizen or foreign national. The government of Canada has started warning travelers that previous use of marijuana, or any substance prohibited by United States federal laws, could mean denial of entry to the United States. Business or financial involvement in the marijuana industry in the United States could also be reason enough for CBP to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of United States laws regarding controlled substances and because marijuana continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal marijuana industry in U.S. states where it is deemed legal may affect admissibility to the United States. As a result, CBP has affirmed that, employees, directors, officers, managers and investors of companies involved in business activities related to marijuana in the United States who are not United States citizens, face the risk of being barred from entry into the United States.

Tax Concerns

An additional challenge to cannabis-related businesses is that the provisions of the Code, Section 280E, are being applied by the United States Internal Revenue Service to businesses operating in the medical and adult use cannabis industry. Section 280E of the Code prohibits cannabis businesses from deducting their ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be.

Overall, the United States federal government has specifically reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult-use marijuana even if such sale and disbursement is sanctioned by state law. Accordingly, there are a number of significant risks associated with the business of the Company and unless and until the United States Congress amends the CSA with respect to medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a significant risk that federal authorities may enforce current federal law, and the business of the Company may be deemed to be producing, cultivating, extracting, or dispensing cannabis or aiding or abetting or otherwise engaging in a conspiracy to commit such acts in violation of federal law in the United States.

Employees

We have three (3) employees, inclusive of our executive officers and directors and one special consultant under contract as of January 31, 2024.  We have various additional consultants retained to assist in the development of our business objectives.

Competition

Our primary competitors in the Small-and-Medium-Sized Business “SMB” accounting software market include well-established brands such as QuickBooks, Xero, FreshBooks, Zoho, and Wave. These companies offer various financial management solutions targeting small to medium-sized businesses. While some of these competitors focus on basic accounting features or freelance markets, our platform differentiates itself by providing customizable, AI-driven accounting tools that integrate seamlessly with ERP modules. This allows us to address specific SMB pain points related to automation, scalability, and integration, offering a more comprehensive solution to streamline financial operations and improve overall business efficiency.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below as well as other information provided to you in this prospectus, including information in the section of this prospectus entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations.

RISKS RELATED TO BUSINESSES IN THE CANNABIS INDUSTRY

Because the business activities of businesses engaged in the cannabis industry, that we may direct our customers, is illegal under federal law, we may be deemed to be aiding and abetting illegal activities through the location services that we provide to our customers, relative to the cannabis industry.  As a result, we may be subject to actions by law enforcement authorities, which would materially and adversely affect our business.

Under United States federal law, the possession, use, cultivation, and transfer of cannabis is illegal.  Although we do not engage in any of those activities, we provide services to customers that are seeking businesses that engage in those activities.  As a result, we may be subject to actions by law enforcement authorities, which would materially and adversely affect our business.

Some of the activities of businesses to which we may direct our customers, while believed to be compliant with applicable state law, are illegal under federal laws.  If any of those businesses are closed by law enforcement authorities, our business will be materially and adversely affected.

The cannabis industry is currently conducted in fifteen states, plus the District of Columbia, that have passed laws either decriminalizing or legalizing the medicinal use of cannabis.  However, under United States federal law, the possession, use, cultivation, and transfer of cannabis is illegal.  The federal, and in some cases, state law enforcement authorities have frequently closed down dispensaries and investigated and/or closed physician offices that provide medicinal cannabis recommendations.  To the extent that these types of businesses are closed down, our customers may not need our services, which would material and adversely affect our business.

There are currently thirty-nine states that allow the medicinal use of cannabis, and twelve states that allow the recreational use of cannabis; if one or more states that currently allow either reverse their position, our business may be materially and adversely affected.

Currently, thirty-nine states and the District of Columbia allow the use of medicinal cannabis.  Twelve states allow the recreational use of cannabis. While we believe that the number of states that allow the use of medicinal cannabis will remain as they are, there can be no assurance that they will, and if they do not, there can be no assurance that the thirty-nine existing states and/or the District of Columbia won’t reverse their position and disallow it.  Additionally, while more states are petitioning to allow for the recreational use of cannabis, there can be no assurance that the existing twelve states will not revoke the recreational use of cannabis, or that more states will allow it. We provide services that help our customers locate the type of businesses that engage in providing medicinal and recreational cannabis, and we offer a suite of financial services for businesses that engage in the retail sale of cannabis. If any of the states that now allow for the medicinal or recreational use of cannabis reverse their position and disallow the use, our business could fail.

Climate change has the potential to affect companies; rising sea levels, extreme storms, and water shortages, directly threaten valuable company assets.

Global efforts to reduce greenhouse gas emissions or otherwise mitigate the effects of climate change could dramatically affect the value of company assets. The Task Force on Climate-related Financial Disclosures has written that the reduction in greenhouse gas emissions “coupled with rapidly declining costs and increased deployment of clean and energy-efficient technologies could have significant, near-term financial implications for organizations dependent on extracting, producing, and using coal, oil, and natural gas.” These “climate-related risks and the expected transition to a lower-carbon economy affect most economic sectors and industries.”

The effects of climate change and on the fossil fuel industry are likely to be most severe and could influence the cannabis industry with regard to the growing and harvesting of cannabis. If the climate change causes the cannabis industry to shut down, our business will fail.

We could become subject to racketeering laws

While we do not grow, handle, process or sell cannabis or cannabis-derived products, our receipt of funds from any clients that do conduct such operations in violation of federal law exposes us to risks related to federal racketeering laws. The Racketeer Influenced Corrupt Organizations Act (“RICO”) is a federal statute providing criminal penalties in addition to a civil cause of action for acts performed as part of an ongoing criminal organization. Under RICO, it is unlawful for any person who has received income derived from a pattern of racketeering activity (which includes most felonious violations of the CSA), to use or invest any of that income in the acquisition of any interest, or the establishment or operation of, any enterprise which is engaged in interstate commerce. RICO also authorizes private parties whose properties or businesses are harmed by such patterns of racketeering activity to initiate a civil action against the individuals involved. Although RICO suits against the cannabis industry are rare, a few cannabis businesses have been subject to a civil RICO action. Any violation of RICO could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens or criminal charges, including but not limited to, seizure of assets, disgorgement of profits, cessation of our business activities or divestiture.

RISKS RELATED TO OUR FINANCIAL RESULTS

We have incurred losses since our inception, have yet to achieve profitable operations and anticipate that we will continue to incur losses for the foreseeable future.

For the fiscal years ended January 31, 2024, and 2023 we incurred net losses of $1,242,268 and $1,797,555, respectively. At January 31, 2024 and January 31, 2023 we had an accumulated deficit of $77,624,584 and $76,382,316, respectively. We have not yet generated recurring revenue from our key business operations and expect to continue to incur losses until such time as our business plan is fully implemented. There is no assurance we will be able to derive revenues from the development of our social communications business to successfully achieve positive cash flow or that our social communications business will be successful. If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis.

We believe that long-term profitability and growth will depend on our ability to:

•	develop and grow our social communications business; or

•	engage in any alternative business

Inability to successfully execute on any of the above, among other factors, could have a material adverse effect on our business, financial results or operations.

Because we have a limited operating history, have yet to attain profitable operations and will need additional financing to fund our businesses, there is doubt about our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have accumulated a loss to date and have relied on raising funds through private placements and from loans from officers and directors and third parties. During fiscal 2024 and 2023, we obtained funds from financing through related party loans of $460,263 and, respectively and as at January 31, 2024 held $2,106 in cash, $526 (January 31, 2023).

At January 31, 2024 and January 31, 2023 we had an accumulated deficit of $77,624,584 and $76,382,316, respectively, and have only generated limited revenue. The future of our Company is dependent upon our ability to obtain financing, upon the future success of our business and upon our ability to achieve profitable operations. Our independent registered accounting firm issued a report in connection with their January 31, 2024 and 2023 audits that included an explanatory paragraph referring to our recurring net losses and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

If we engage in acquisition or expansion activities, we may require additional financing to fund our operations. We will seek such additional funds through private placements of our equity or debt securities or through loans from financial institutions, our officers and directors or our stockholders. There can be no assurance that we will be able to raise additional funds, if needed, on terms acceptable to us. If we do not obtain additional financing, when required, our planned business may fail.

Obtaining additional financing is subject to a number of factors, including investor acceptance of the value of our health and fitness application business. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

To date, our sources of cash have been primarily limited to the sale of our equity securities and loans from executive officers and directors. We cannot be certain that additional funding via this means will be available on acceptable terms, if at all. To the extent that we are able to raise additional funds by issuing equity securities, our existing stockholders may experience significant dilution. Any debt financing that we may secure, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to delay or scale back significantly or discontinue our planned business projects. Inability to obtain these or other sources of capital could have a material adverse effect on our business, financial results or operations.

Certain of our outstanding loans are past due or payable in less than a year. No assurance can be given that we can pay off such loans should the lenders determine to seek payment on such loans at a time or times when we do not have sufficient cash assets to do so.

At January 31, 2024, $4,367,899 in principal, together with accrued interest of $176,625 due thereon, of our outstanding loans are due and payable within the next 12 months or already due.  A further $3,632,242 in principal resulting from loans from our officers and directors is already past due or due within the next nine months, excluding accrued interest thereon. Should the lenders seek payment at a time when we do not have sufficient cash assets to make payment and bring enforcement actions against us, this would have a material adverse effect on our business, financial results and operations.

Pursuant to a Settlement Agreement entered into relative to In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), the Company will be required to use 15% of any revenue generated, as well as any financing raised by the Company to comply with governance reform of the Company.

The Settlement reached in the aforementioned case calls for 15% of any revenue generated by the Company, or any financing raised by the Company, to be used to implement and maintain certain governance reform set forth in the Settlement.  Putting aside 15% of revenue and/or financing could materially affect our business because any revenue the Company generates or financing raised will automatically be reduced by 15% and the reduction could cause the Company to be unable to meet its goals.  In the event that the Company cannot reach its goals, it would have a material adverse effect on your investment because operations could cease.

RISKS RELATED TO OUR MANAGEMENT AND CORPORATE GOVERNANCE

We may find it difficult to attract senior management in the absence of Directors and Officers Insurance.

We do not presently maintain Directors and Officers Insurance. This may deter or preclude persons from joining our management or cause them to demand additional compensation to join our management.

We will need to increase our size, and may experience difficulties in managing growth.

We are a smaller reporting company with3 employees as of January 31, 2024, inclusive of our executive officers and directors and one special consultant under contract.  The Company continues to use independent contractors on an as needed basis with respect to our software development initiatives. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our prospective social media businesses and to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

If we fail to remain to provide accurate and adequate information regarding the Company,  trading of our common stock could be suspended.

On May 22, 2017 published in SEC Release No. 80737, which specifically states that “The Commission temporarily suspended trading in the securities of ESSI because of concerns regarding the accuracy and adequacy of publicly disseminated information concerning, among other things, ESSI’s proposed acquisition of Ga-Du Bank, Inc.”  In the event the Company fails to provide accurate information in the future, the trading of our common stock could be suspended and you would not be able to sell your stock.

If we fail to meet our obligations by filing timely financial reports and to comply with other obligations imposed on a public company, our trading symbol could be revoked.

On September 9, 2022, the Company received a draft Order Making Findings and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934 as to Eco Science Solutions, Inc. (“Order”), as well as an Offer of Settlement of Eco Science Solutions, Inc. as to File No. 3-20971, having stated that the SEC stated that the Company is delinquent in its periodic filings with the SEC, failed to meet its obligations to file timely reports and failed to comply with Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 13a-1 and 13a-13 thereunder.  In the future, if the Company fails to file timely financial reports or fails to comply with Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 13a-1 and 13a-13, the Company’s trading symbol could be revoked and you would not be able to sell your stock.

Undisclosed Liabilities could arise of which the Company is currently unaware.

Due to the suspension of our trading in May 2017, and the revocation of our trading symbol on October 6, 2022, there may be undisclosed liabilities of which the Company is currently unaware.  Should liabilities arise that the Company is currently unaware, revenue and/or financing would be reduced by the amount of those liabilities which could cause the Company to cease operations and you could lose your investment.

RISKS RELATING TO OUR COMMON STOCK

We may need additional capital that will dilute the ownership interest of investors.

We may require additional capital to fund our future business operations. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock, who may experience dilution of their ownership interest of our common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common Stock by our board of directors may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 650,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

ITEM 1B – CYBERSECURITIES

Risk Management and Strategy

The Company invests in information technology systems for its corporate website. Such investments, including the implementation of technology updates, improves the Company’s customers’ experience, and supports both compliance and internal controls. The Company is actively attempting to identify and manage cybersecurity risks. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is a Company Priority.

Cybersecurity Risk

In recent years there has been an increased risk of information and security risks due to increased sophistication and activities of perpetrators of cyber attacks. The computers are used for our everyday business operations including mobile devices and other online means of activities to connect with our customers, employees, suppliers, and other parties. This extensive use gives rise to cybersecurity risks such as system disruption, theft, and release of confidential information. There is sensitive information stored in the systems and intellectual property, including employees, customers and other financial information.

In the future we may be required to expend additional resources to continue to enhance information security measures to investigate and remediate any information security vulnerabilities. We can provide no assurance that the measures we have implemented to prevent security breaches and cyber incidents will be effective in the event of a cyber-attack. Our Directors do not have enough expertise to monitor and manage such risks and will need to rely upon others to help us stay vigilant, process, report, and remediate any incidents.

Item 2. Properties

The Company’s corporate headquarters are located at 300 S. El Camino Real #206, San Clemente, CA  92672, which space is provided by our Chief Executive Officer free of charge.

On July 21, 2017, we entered into a Sublease for office space in Seattle, Washington commencing August 1, 2017 and terminating the earlier of (a) March 31, 2020, or (b) the date this sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covers a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 was $14,535, with the first month of rent free of charge. In the second year the monthly base rent increased to $15,173.  In the third year the monthly base rent increased to $15,810.  The Company has remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company has passed on recording the deferred rent relative to the one free month of rent contained within the lease as it has been determined to be immaterial. During the period ended April 30, 2018 the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  During fiscal 2019, the Company abandoned the space without payment or further accruals, and the lease has been effectively terminated. A balance of $21,051 remains due and payable at January 31, 2024.

Item 3.  Legal Proceedings

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

Each of the reforms are subject to the judgement of the Ombudsman, Mr. A Carl Mudd and/or the reconstituted Board, and based on the availability of funding.

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

Of the aforementioned reforms, there has been one new independent Directors appointed, an Audit Committee has been appointed, consisting solely of Mr. Mudd, the existing compensation plans have been terminated, all dealing with third party stock promoters has ceased, the Company’s website is being maintained, and Counsel has been engaged.  The remaining reforms will be implemented and adopted as funding becomes available and the Company begins generating revenue.

On September 10, 2018, the Company received a Letter of Summons and Notice of Complaint from Wendy Maguire, Vice President of Business Development for Ga Du Corporation, filed in the United States District Court from the Western District of Washington on September 4, 2018 and naming the Company, its subsidiary Ga Du Corporation and two of the Company’s officers as Defendants. The Claims filed under the Complaint include payment of accrued and unpaid wages, legal fees and damages.  The Company has filed its Answer.  Plaintiff filed a Motion for Summary Judgment on March 14, 2019, on her statutory claim for unpaid wages and on her claim for breach of employment contract.  The motion has been fully briefed.  On May 13, 2020, plaintiff’s motion for summary judgment as to the personal liability of corporate officers of ESSI and Ga-Du under the Washington Wage Rebate Act was Granted. Corporate officers of ESSI and its subsidiary Ga-Du are jointly and severally liable (along with ESSI and its wholly-owned subsidiary Ga-Du) for $240,000 in unpaid wages, another $240,000 in exemplary damages, attorney’s fees, and prejudgment interest. Defendants’ cross-motions regarding personal liability was denied. A total of $746,501 is reflected as a liability on the Company’s balance sheets in respect to this judgment. Subsequent to the fiscal year ended January 31, 2021, the Company’s CEO Mike Rountree commenced settlement payments to Ms. Maguire. As at the date of this report the judgement has been settled in full.

On February 1, 2019, lead plaintiff, Mr. Richard Raschke, a purported shareholder of the Company, filed an amended consolidated class action complaint against the Company, the Taylors, and Mr. Gannon Giguiere in the United States District Court for the District of New Jersey (the “Class Action”). The Class Action arose out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of the Company. On September 22, 2020, the Court administratively terminated the case.

On August 17, 2022, the Company became aware of an Order Instituting Administrative Proceedings and Notice of Hearing (the “Order”) Pursuant to Section 12(j) of the Securities Exchange Act of 1934, File No. 3-20971, issued by the Securities and Exchange Commission (the “SEC”). Under the terms of the Order, the SEC has ordered a public hearing before the SEC. The Company is required to respond to the allegations in the Order within ten (10) days of service and shall conduct a prehearing conference within fourteen (14) days of service either in person, telephonically or by other remote means. The Company filed a response as of August 26, 2022, and on October 6, 2022, pursuant to section 12(j) of the securities exchange act of 1934, the registration of the Company’s securities was revoked.

Other than as set out above, the Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which its director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

Item 4.  Mine Safety Disclosures

No disclosure required

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

On October 6, 2022, our securities were revoked along with our trading symbol. You can no longer find our symbol on the OTC Markets. The Company currently has an active FINRA application for the re-registration and trading of the Company’s stock.  We will need to apply for a new symbol, and have requested the symbol ESSI, as part of our pending Form 15c2-11.

As of the date of Annual Report on Form 10-K there are approximately 74 stockholders of record of our common stock.

Dividends

We did not declare or pay dividends during 2024 or 2023.

Issuances of Unregistered Securities

We did not issue any securities during the fiscal years ended January 31, 2024 and 2023.

ITEM 6 SELECTED FINANCIAL DATA.

Not required for a “smaller reporting company”.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended January 31, 2024 and 2023, that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

The Company’s consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Overview of Current Operations

Results of Operations for the years ended January 31, 2024 and 2023

During the fiscal years ended January 31, 2024 and 2023, the Company generated no revenue.  Costs of revenue totaled $0 in fiscal 2024 and 2023, respectively.

As at January 31, 2024 and 2023, the Company had $2,106 and $526 in cash and $0 and$14,000 in prepaid amounts for total current assets of $2,106 and $14,526, respectively.

During the fiscal years ended January 31, 2024 and 2023, the Company incurred total operating expenses of $1,170,023 and $1,731,409, respectively.  Amounts expended on management and consulting fees reflect a decrease from $768,000 (2023) to $592,000 (2024) as certain consulting contracts expired in the current fiscal year and were not renewed. Amounts incurred for accounting, audit and legal fees remained relatively consistent period over period and totaled $125,358 in fiscal 2024 and $128,140 in fiscal 2023. During fiscal 2024 and 2023 research and development fees incurred were $404,865 and $781,782 respectively.  Our development costs in 2023 with respect to upgrades to our software suite and the addition of expanded offerings through the application resulted in increased costs over fiscal 2024. Other operating and general and administrative expenses also decreased slightly year over year from $53,487 in fiscal 2023 to $47,467 and include public listing, rent expense, travel and other costs.  Net operating losses totaled $1,170,023 and  $1,731,409 in the years ended January 31, 2024 and 2023, respectively.

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

The Company recorded cumulative interest expense of $72,245 and $66,146 in respect of certain convertible notes and other loan agreements with both arms length and related parties, respectively during fiscal 2024 and 2023. Total other expense in the year ended January 31, 2024 was $72,245 compared to other expense of $66,146 in the year ended January 31, 2023.

The net loss in fiscal 2024 was $1,242,268 as compared to $1,797,555 in fiscal 2023, largely due to the decrease in expenditures on research and development and management and consulting fees in the current fiscal year.

The Company used net cash in operations of $358,683 and $694,420 respectively during the twelve-month periods ended January 31, 2024 and 2023, recorded $100,000 in fiscal 2024 as software acquisition costs and $Nil in fiscal 2023 as net cash used for investing activities and received cash from financing activities of $460,263 (2024) $694,874 (2023) as a result of proceeds from related party loans.

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

Fiscal 2020 brought our first revenues from our acquired Herbo enterprise software and we expect to see increasing revenues from this suite of services as we focus on marketing to a larger more focused client base. In each of the years ended January 31, 2021 through 2024, the Company has continued to incur costs to expand and develop its Herbo software suite of offerings.  The Company’s need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish revenues from operations to cover all operational overhead. We have also had to rely heavily on loans from related parties in our most recently completed fiscal years as we work to have our shares returned for quotation on the OTC Markets. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2024, the Company had a working capital deficit of $15,560,584 and an accumulated deficit of $77,624,584. The continuation of the Company as a going concern is dependent upon the continued financial support from its officers, directors and shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As at January 31, 2024 and January 31, 2023, the Company had $2,106 and $526 in cash, prepaid expenses of $0 and $14,000 for total current assets of $2,106 and $14,526, respectively. Prepaid expenses at January 31, 2023 of $14,000 related to prepaid fees related to a licensing agreement. We reflect intangible assets in respect to software assets of $100,000 and $0 at January 31, 2024 and January 31, 2023. Total liabilities at January 31, 2024 and January 31, 2023 were $15,562,690 and $14,232,842 respectively. The Company has insufficient funds to meet its ongoing operations and is currently funded through loans and advances from our CEO and CFO, Mr., Michael Rountree. The Company has limited financial resources available outside loans from its officers and directors and funds it has previously obtained through use of convertible notes and loans from related parties. There can be no guarantee the Company will continue to receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads as we continue to implement our business plan.  We did not report any revenue in fiscal 2024 or 2023 as we continued to enhance our software suite and we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

Revenue

During fiscal 2020 we commenced operation of our Herbo enterprise software suite. The Herbo enterprise software is a customizable, all-in-one business software (SaaS) and resource for businesses across a suite of high-risk industries. Herbo provides the software, custom web development, operational training and support needed to plan and manage operations of a variety of business segments. There was no revenue recorded in the fiscal years ended January 31, 2024 or 2023.

Cost of Revenue

Costs of revenue consists of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. During fiscal 2024 and 2023 we did not incur and costs of sales with respect to the licensing of our Herbo software suite.

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

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of January 31, 2024 and 2023, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet.

Recently issued accounting pronouncements

Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 on February 1, 2022. The Company had no active leases at the time of adoption. The Company completed its assessment and concluded this update had no material impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years beginning after December 15, 2019. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 on February 1, 2023 and it did not have a material impact on our consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for smaller reporting companies for annual reporting periods beginning after December 15, 2023 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and an explanation of any additional measures the CODM uses in deciding how to allocate resources. The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance is to be applied on a retrospective basis, with such disclosures to be made in regard to all prior periods presented in the financial statements. The Company completed its assessment and concluded this update had no material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 470): Improvements to Income Tax Disclosures, which are designed to increase the transparency and decision-usefulness of income tax disclosures for financial statement users. The ASU follows investors indication and request for enhanced tax disclosures in order to better assess an entity’s operations, related tax risks, jurisdictional tax exposures, and increase transparency regarding tax information through improvements to tax disclosures, specifically rate reconciliation, income taxes paid, and unrecognized tax benefits and certain temporary differences. The new guidance is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, and early adoption is permitted. The guidance is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a “smaller reporting company”.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the accompanying notes that are filed as part of this Annual Report on Form 10-K are listed and set forth beginning on page F-1 immediately following the signature page of this Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 8, 2024, the Board of Directors of Eco Science Solutions Inc. (the “Company”) approved the dismissal of BF Borgers CPA PC (“BF Borgers”) as the Company’s independent registered public accounting firm. On May 3, 2024, the Securities and Exchange Commission (the “SEC”) announced that it had settled charges against BF Borgers that it failed to conduct audits in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). As part of the settlement, BF Borgers agreed to a permanent ban on appearing or practicing before the SEC (the “Ban”). As a result of BF Borgers’ settlement with the SEC, the Company dismissed BF Borgers as its independent accountant.

On May 22, 2024, the Audit Committee and Board of Directors of Eco Science Solutions, Inc. approved the appointment of Fruci & Associates II, PLLC (“Fruci”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent review and audit services for the fiscal years ending January 31, 2024 and 2023. During the fiscal years ended January 31, 2024 and 2023 and through May 22, 2024, date of engagement, neither the Company, nor anyone on its behalf, consulted Fruci regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by Fruci that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The reports of BF Borgers on the Company’s consolidated financial statements for the fiscal years ended January 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern. The Company had not yet received the report from BF Borgers for our fiscal year ended January 31, 2024 as of the date of the Ban.

During the fiscal years ended January 31, 2023 and 2022, and through the date of termination, May 8, 2024, there were no “disagreements” with BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference thereto in its reports on the consolidated financial statement for such years. During the fiscal years ended January 31, 2023 and 2022, and through May 8, 2024, there have been no “reportable events” (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Registration S-K), except for the identified material weaknesses in its internal control over financial reporting as disclosed in the Company’s Annual Report.

The U.S. Securities and Exchange Commission (the “SEC”) has advised that, in lieu of obtaining a letter from BF Borgers stating whether or not it agrees with the statements herein, the Company may indicate that BF Borgers is not currently permitted to appear or practice before the SEC for reasons described in the SEC’s Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, dated May 3, 2024.

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported , within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended January 31 2024, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15I and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a- 15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, including the Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2024. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission(“COSO”) (2013) in Internal Control-Integrated Framework. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

(1)

Our management concluded that as of January 31, 2024, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of January 31, 2024. We do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

(2)

we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, and the performance of account reconciliations and approval;

(3)	we have ineffective controls over the period end financial disclosure and reporting process caused by reliance on third-party experts and/or consultants and insufficient accounting staff.

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we have increased our use of external accounting services and adopted policies to improve timely reviews by management and coordination with accounting consultants.

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table represents the directors and executive officers of the Company and its wholly owned subsidiary, as of January 31, 2024:

Name	Position(s) Held	Age	Date First Elected or Appointed
A. Carl Mudd	Ombudsman, Director, Chairman of the Board, and Sole Member of the audit committee	80	December 23, 2020, as to all positions
Michael D Rountree	Chief Executive Officer(1), Chief Financial Officer, Chief Operating Officer, President and Treasurer	54	January 31, 2021, as to CEO and CFO, December 8, 2020, as to Treasurer and June 21, 2017, as to COO. January 17, 2023, as to President.
S. Randall Oveson	Director and Secretary, and Sole Director of Subsidiary, GaDu.	62	June 21, 2017, as to all positions other than Secretary, effective January 17, 2023.

1)

Mr. Jeffery Taylor resigned as Chief Executive Officer and Chairman of the Board, on January 28, 2021, effective January 31, 2021, and Mr. Michael Rountree was appointed Chief Executive Officer and Chief Financial Officer concurrently. Mr. Jeffery Taylor resigned all other positions including director, Secretary and Treasurer as of January 17, 2023, and Mr. Michael Rountree was appointed President and Mr. S. Randall Oveson appointed Secretary.

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

Mr. Mudd has extensive business experience in a variety of industries serving as President, COO, and CFO of multi-national corporations and as a coach/advisor to CEOs and Boards of Directors. His expertise includes board structure/best practices and corporate governance, global strategy, M&A, multi-national/global manufacturing and distribution, business restructure and turn-around, and developing/implementing enterprise-wide business process reengineering and change management in a variety of industries. Much of his experience has been with international businesses including Latin America, Western Europe and Asia, plus being based in China for six years.

Mr. Mudd is a Certified Public Accountant, holds a business degree from St. Edward’s University in Austin, Texas and a Certification of Director Education from The National Association of Corporate Directors Institute.

Mr. Mudd retired on December 31, 2014; however, he came out of retirement to serve as a Director and Ombudsman for the Company on December 23, 2020.  Other than serving as a Director and Ombudsman for the Company, Mr. Mudd has been retired since 2014.

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

Mr. Oveson served as the General Manager and Director of Finance for Grenada Citizenship Development LTD from 2016 to 2019, and currently serves as a Director and Consultant for NOW CFO, beginning in 2019 to present day, conducting outsourced accounting work at all levels outside of the CPA audits/reviews and tax filings.

Mr. Oveson is currently involved in financial processing projects in Europe, Canada, and the US.

Michael D. Rountree

Mr. Rountree is the Founder and President of Rountree Consulting, which he formed in 1997. Mr. Rountree has been the sole member of Rountree Consulting since 1997.  He is a certified public accountant as well as a business and financial manager and advisor, providing financial, strategy, and business consulting services to clients with the goal of increasing sales and growing revenue, while also actively lowering expenses while streamlining operational efficiencies.  Mr. Rountree spent 3 years with Deloitte and Touche, as well as Price Waterhouse, working on multi-state tax and financial accounting engagements for large Fortune 500 and Global 2000 clients.  Mr. Rountree also spent 3 years at the State of California Franchise Tax Board.  His initial work was with the traditional corporate and individual audit group, but he was quickly promoted to the forensics audit practice where he handled complex financial, tax and audit engagements.

Mr. Rountree has dedicated his service to his company, Rountree Consulting, since 1997, and to ESSI since June 21, 2017.  He previously served as a director for Eventure Interactive, Inc., which went dormant in 2016.

Mr. Rountree holds a BS degree with an emphasis in Accountancy from C.S.U Long Beach and a Masters in Business Taxation from the Leventhal School of Accounting at the University Southern of California.

Information with Respect to Our Board of Directors

The following is a brief description of the structure and certain functions of our Board of Directors. Each of the current directors is serving until his respective successor is duly elected, subject to earlier resignation. We do not have standing compensation or nominating committees of our Board of Directors. However, the full Board of Directors performs all of the functions of a standing compensation committee and nominating committee. We have a sole independent member of our Audit Committee.

Audit Committee Related Function

Mr. Carl Mudd currently serves as the sole member of our audit committee. This is due to the small number of members of our Board of Directors, the small number of executive officers involved with our Company, and the fact that we operate with few employees. Our Board of Directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee charter.

The Board of Directors reviews with management and the Company’s independent public accountants the Company’s financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Board of Directors deems appropriate. Because our common stock is not quoted on any markets currently, we are not subject to the listing requirements of any securities exchange regarding audit committee related matters.

We have two directors, plus our CEO, any one of whom would qualify as an “audit committee financial expert”, including Mr. Mudd who currently is the sole member serving on our audit committee.

Compensation Committee Related Functions

We do not currently have a standing compensation committee, and do not have a compensation committee charter. The full Board of Directors currently has the responsibility of reviewing and establishing compensation for executive officers and making policy decisions concerning salaries and incentive compensation for executive officers of the Company.

The Company’s executive compensation program is administered by the Board of Directors, which determines the compensation of the Chief/Executive Officer/President and the Chief Financial Officer of the Company. In reviewing the compensation of the individual executive officers, the Board of Directors considers the recommendations of the Chief Executive Officer, other market information and current market conditions, as well as any existing employment agreements with them.

Nominating Committee Related Functions

We do not currently have a standing nominating committee. We have not adopted procedures by which security holders may recommend nominees to serve on our board of directors.

Director Independence

As of January 31,2024, one (1) of our two (2) directors, A Carl Mudd, is considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules.  Mr. Mudd is not an executive officer or employee of the Company, nor does he have any relationship with the Company which would interfere with the exercise of independent judgment in carrying out his responsibilities as a director.  Mr. Oveson, our other director, is not considered an independent director due to his position as Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended January 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were not complied with.

Code of Ethics

We have not adopted a Code of Ethics for our principal executive and financial officers.

ITEM 11 EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid, with respect to years ended January 31, 2024, and 2023 for services rendered to us in all capacities, to each person who served as an executive officer of the Company.

Name & Principal Position	FYE Jan 31	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earning ($)	All Other Compensation ($)	Total ($)
Michael D Rountree CEO, COO and CFO, President and Treasurer (2)	2024	250,000	None	None	None	None	None	None	250,000
	2023	250,000	None	None	None	None	None	None	250,000
Jeffery Taylor Former President, Secretary, Director (1)	2024	9,584	None	None	None	None	None	None	9,584
	2023	115,000	None	None	None	None	None	None	115,000
A Carl Mudd, Ombudsman, Director and Chairman of the Board	2024	120,000	None	None	None	None	None	None	120,000
	2023	120,000	None	None	None	None	None	None	120,000

[1]

Mr. Jeffery Taylor was appointed CEO and President on December 17, 2015. He resigned as CEO on January 28, 2021, effective January 31, 2021. Mr. Taylor resigned from all of his positions, Director, President and Secretary, on January 17, 2023. During the fiscal year ended January 31, 2023, the Company paid $90,000 (2022 - $123,000) to Mr. Jeffery Taylor.  As at January 31, 2023 there was a total of $50,137 owing to Mr. Jeffery Taylor (January 31, 2022 - $25,137) in respect to his employment agreement.

[2]

Michael D. Rountree was appointed COO of the Company on June 21, 2017, and on December 8, 2020, he was appointed interim CFO and Treasurer. On January 28, 2021, effective January 31, 2021, Mr. Rountree formally accepted the positions of CEO and CFO.  Effective January 17, 2023 Mr. Rountree assumed the role of President upon resignation of Mr. Jeffery Taylor. Mr. Rountree entered into a revised Executive Employment agreement, as amended March 1, 2021, whereunder he was issued 3,000,000 shares of restricted common stock valued at $33,000 in the year ended January 31, 2021, and was entitled to a base annual salary of $250,000 for each subsequent year, which amount shall accrue until such time as the Company has available resources. As at January 31, 2023 there was a total of $940,000 (January 31, 2021 - $690,000) in accrued and unpaid salary under the terms of the aforementioned employment agreement.

[3]

On December 23, 2020, the Company entered into a Board Advisory Agreement by which Mr. Carl Mudd agreed to serve as the Chairman of the Board of Directors of the Company and as Ombudsman for the Company.  The Company has accrued an advisory fee of Ten Thousand Dollars ($10,000) per month, commencing December 24, 2020. As at January 31, 2024 Mr. Mudd was owed $370,000 which is comprised of unpaid fees incurred under his contract.

Outstanding Equity Awards

None

Employment Agreements

We do not have any written employment agreements as of January 31, 2024, other than the employment agreement with Mike Rountree as described above and the court ordered advisory fee payable to Mr. Mudd as Ombudsman.

Director Compensation

When our employees serve on our Board of Directors, we do not give them any additional compensation in respect of such Board service. Directors currently serve without compensation.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 31, 2024, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Shares (1)	Percent of Class Owned (2)	Percent of Total Voting Shares (3)
Directors and Officers
Common	Michael D. Rountree, CEO, CFO, and COO, President and Treasurer	300 S El Camino Real, #206 San Clemente, CA 92672	7,126,491 Direct	13.46%	13.46%
Common	A. Carl Mudd, Ombudsman, Director and Chairman of the Board	300 S El Camino Real, #206 San Clemente, CA 92672	2,500,000 Direct	4.72%	4.72%
Common	S. Randall Oveson, Director and Secretary, and Sole Director of Subsidiary, GaDu	492 N 120 West Lindon, UT 84014	1,750,000 (of which 750,000 shares are held directly and 1,000,000 shares are held by Deepsea Solutions LLC (4)	3.30%	3.30%
	Total Officers and Directors as a Group (3 persons)		11,376,491 Common Shares	21.48%	21.48%
Common	Jeffery Taylor	1608 Kauhikoa Haiku, HI 96708	4,279,019 Direct	8.08%	8.08%
Common	Andy Tucker	11054 SE 212th Street Seattle, WA 98031	5,447,019 Direct	10.29%	10.29%
Common	Don Lee Taylor	1608 Kauhikoa Haiku, HI 96708	4,279,019 Direct	8.08%	8.08%
	Total greater than 5% holders as a Group		14,005,057 Common Shares	26.45%	26.45%
	Total Common		25,381,548	47.92%	47.92%

(1)

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of January 31,2024. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 52,957,572 shares of common stock outstanding on January 31, 2024, and 0 shares of Preferred Stock issued and outstanding.

(3)	Calculation of percentage of Voting Shares is based on the following voting rights: (a) each share of Common Stock has the right to cast one (1) vote.

(4)	Deepsea Solutions LLC is 50% controlled by S. Randall Oveson.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors currently consists of two directors, one of whom is an officer of the Company. As of January 31, 2024, we disclose that we had one independent director.

In general, it is our policy to submit all proposed related party transactions (those of the kind and size that may require disclosure under Regulation S-K, Item 404) to the Board of Directors for approval. The Board of Directors only approves those transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party. Examples of related party transactions covered by our policy are transactions in which any of the following individuals has or will have a direct or indirect material interest: any of our directors or executive officers, any person who is known to us to be the beneficial owner of more than 5% of our common stock, and any immediate family member of one of our directors or executive officers or person known to us to be the beneficial owner of more than 5% of our common stock.

Details of Related Party Transactions are disclosed in Note 7 to the Financial Statements appended hereto.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants, Fruci & Associates II, PLLC for auditing services for fiscal year 2024 was $15,000 and for year 2023 was $0.

Audit-Related Fees, Tax Fees and All Other Fees

There were no fees billed to us by our principal accountant for fiscal year 2024 and 2023 for assurance and related services (audit-related fees), tax services or other products and services.

Audit Committee Matters

We have an audit committee consisting of one member. The audit fees were 100% and the audit related fees were 0% of the total fees and were approved by the Audit Committee Chair and our Board of Directors.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) The following documents have been filed as a part of this Annual Report on Form 10-K

Financial Statements. The following financial statements of Groove Botanicals Inc. are included in this Annual Report beginning on page F-1:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eco Science Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eco Science Solutions, Inc. (“the Company”) as of January 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficit and accumulated deficit and is dependent upon outside financing. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
October 11, 2024

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2024	January 31, 2023

ASSETS
Current assets
Cash	$2,106	$526
Prepaid expenses	-	14,000
Total current assets	2,106	14,526

Intangible asset	100,000	-
TOTAL ASSETS	$102,106	$14,526

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,196,092	$3,650,587
Related party payables	3,118,025	2,793,945
Notes payable, short-term, related party	3,632,242	3,171,979
Notes payable, current portion	2,960,118	2,610,118
Convertible note, net	1,656,213	1,656,213
Total current liabilities	15,562,690	13,882,842

Notes payable, net of current portion	-	350,000
Total liabilities	15,562,690	14,232,842

Stockholders’ deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized of which 1,000 shares are designated Series A Voting Preferred , none issued and outstanding	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 53,957,572 shares issued and 52,957,572 shares outstanding	5,396	5,396
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	62,166,104	62,166,104
Accumulated deficit	(77,624,584)	(76,382,316)
Total stockholders’ deficit	(15,460,584)	(14,218,316)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$102,106	$14,526

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended January 31,
	2024	2023

Revenue	$-	$-
Total revenue	-	-

Operating expenses:
Cost of revenue	-	-
Legal, accounting and audit fees	125,358	128,140
Management and consulting fees	592,333	768,000
Research, development, and promotion	404,865	781,782
Office supplies and other general expenses	47,467	53,487
Total operating expenses	1,170,023	1,731,409

Net operating loss	(1,170,023)	(1,731,409)

Other income (expenses)
Interest expense	(38,912)	(38,909)
Interest expense, related parties	(33,333)	(27,237)
Total other income (expenses)	(72,245)	(66,146)

Net loss	$(1,242,268)	(1,797,555)

Net loss per common share - basic and diluted	$(0.02)	(0.03)

Weighted average common shares outstanding - basic and diluted	52,957,572	52,957,572

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2022	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(74,584,761)	$(12,420,761)

Net loss	-	-	-	-	-	-	-	(1,797,555)	(1,797,555)
Balance, January 31, 2023	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(76,382,316)	$(14,218,316)

Net Loss	-	-	-	-	-	-	-	(1,242,268)	(1,242,268)
Balance, January 31, 2024	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(77,624,584)	$(15,460,584)

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year January 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,242,268)	$(1,797,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	14,000	(14,000)
Increase (decrease) in accounts payable and accrued expenses	545,505	518,420
Increase (decrease) in related party payables	324,080	598,715
Net cash used in operating activities	(358,683)	(694,420)

Cash Flows from Investing Activities:
Purchase of software	(100,000)	-
Net cash used in investing activities	(100,000)	-

Cash flows from financing activities:
Advances from related party loans	460,263	694,874
Net cash provided by financing activities	460,263	694,874

Net increase (decrease) in cash	1,580	454
Cash-beginning of period	526	72
Cash-end of period	$2,106	$526

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

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

On April 5, 2023, the Company and eXPO Financial Services LLC entered into a Software Acquisition Agreement (the “Software Agreement”) whereunder the Company has acquired from eXPO Financial Services all rights, title and interest to a computer program referred to as eXPO (electronic eXchange portal) for a total purchase price of $100,000 payable in installments over an eight-month period commencing April 15, 2023, and paid in full as of January 31, 2024.

Going Concern

These audited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2024, the Company had a working capital deficit of $15.6 million and an accumulated deficit of $77.6 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized.  These costs are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation. During the three months ended April 30, 2023 the Company acquired certain commercial software (ref: Note 3) at a cost of $100,000 which amount has been capitalized. There is no impairment expense for the intangible assets in fiscal year ended January 31, 2024. The Company expects to amortize the software over an estimated useful life of 3 years once commercial sales begin.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $0 and $2,550 during the fiscal years ended January 31, 2024, and 2023, respectively. Advertising and marketing costs include costs incurred with the marketing of our Herbo Software such as ad placement and other internet marketing efforts.

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

$0 has been recognized as revenue in the fiscal years ended January 31, 2024, and 2023. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During the years ended January 31, 2024, and 2023 we incurred costs of sales of $0 with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of January 31, 2024, and 2023, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet. (see Note 6).

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes a convertible note with a principal balance of $1,407,781 which amount is convertible into shares of common stock at a 15% discount to market price as their effect is anti-dilutive. Presently the Company’s shares are not listed for trading on an exchange and there is no market price for its common stock.

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

Recently issued accounting pronouncements

Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 on February 1, 2022. The Company had no active leases at the time of adoption. The Company completed its assessment and concluded this update had no material impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years beginning after December 15, 2019. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 on February 1, 2023 and it did not have a material impact on our consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for smaller reporting companies for annual reporting periods beginning after December 15, 2023 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and an explanation of any additional measures the CODM uses in deciding how to allocate resources. The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance is to be applied on a retrospective basis, with such disclosures to be made in regard to all prior periods presented in the financial statements. The Company completed its assessment and concluded this update had no material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 470): Improvements to Income Tax Disclosures, which are designed to increase the transparency and decision-usefulness of income tax disclosures for financial statement users. The ASU follows investors indication and request for enhanced tax disclosures in order to better assess an entity’s operations, related tax risks, jurisdictional tax exposures, and increase transparency regarding tax information through improvements to tax disclosures, specifically rate reconciliation, income taxes paid, and unrecognized tax benefits and certain temporary differences. The new guidance is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, and early adoption is permitted. The guidance is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

NOTE 3 – INTANGIBLE ASSETS

On April 5, 2023, the Company and eXPO Financial Services LLC entered into a Software Acquisition Agreement (the “Software Agreement”) whereunder the Company has acquired from eXPO Financial Services all rights, title and interest to a computer program referred to as eXPO (electronic eXchange portal) for a total purchase price of $100,000 payable in installments over an eight-month period commencing April 15, 2023. A total of $14,000 reflected on the Company’s balance sheets at January 31, 2023 as prepaid deposits was immediately applied to the purchase price under the Software Agreement leaving a balance of $86,000 payable in installments over the eight-month term, which amount was paid in full as of January 31, 2024.  The Company capitalized the software as of the date of the agreement as intangible assets and expects to amortize the software over an estimated useful life of 3 years once commercial sales begin.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at January 31, 2024 and 2023 consist of the following:

	January 31, 2024	January 31, 2023
Accounts payable	$4,004,044	$3,484,448
Interest payable	179,048	140,139
Accrued other expenses	13,000	26,000
	$4,196,092	$3,650,587

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following loans:

	January 31, 2024	January 31, 2023
Note 1 in fiscal year 2017 each due in three months from issuance date	$14,930	$14,930
Note 2 in fiscal year 2017 due in three months from issuance date	50,000	50,000
Note 3 in fiscal year 2017, 2018 and 2019, each due in twelve months from issuance date	2,225,500	2,225,500
Note 4 in fiscal year 2017, each due in nine months from issuance date	305,266	305,266
Note 5 in fiscal year 2019 due in nine months from issuance date	14,422	14,422
Note 6 in fiscal year 2021 due in 3 years from issuance date	350,000	350,000
Total	$2,960,118	$2,960,118
Current portion	$2,960,118	$2,610,118
Debt, long term	$-	$350,000

Interest expenses for above notes recorded in the fiscal years ended January 31, 2024 and 2023 is as follows:

	For the Years Ended January 31,
	2024	2023
Interest expenses	$24,635	$24,637

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each note was due three months from issue date.  As at January 31, 2024, the note remains unpaid and is in default.

Interest expenses recorded in years ended January 31, 2024 and 2023 is as follows:

	For the Years Ended January 31,
	2024	2023
Interest expense	$149	$149

	January 31, 2024	January 31, 2023
Interest payable	$1,152	$1,003
Note payable	$14,930	$14,930

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and was due three months from issue date. As at January 31, 2018 the note became due and remains unpaid and is in default.

Interest expenses recorded in years ended January 31, 2024, and 2023 is as follows:

	For the Years Ended January 31,
	2024	2023
Interest expense	$499	$501

	January 31, 2024	January 31, 2023
Interest payable	$3,627	$3,128
Note payable	$50,000	$50,000

Note 3:

During the fiscal year ended January 31, 2017, the Company received an amount of $225,000 from a third party. The note bears interest at a rate of 6% per annum and was due one year from issue date. During the fiscal year ended January 31, 2018, the Company received accumulated amounts of $1,842,500 from a third party. The notes bear interest at a rate of 6% per annum and each was due one year from issue date. During the fiscal year ended January 31, 2019, the Company received accumulated amounts of $1,420,500 from a third party. The notes bear interest at a rate of 6% per annum and each was due one year from issue date.

On March 28, 2018 this third party purchased an additional $250,000 in notes from Rountree Consulting, a company controlled by our CEO, Mr. Michael Rountree. The purchased notes bear interest at a rate of 1% per annum beginning on June 27, 2018 and were payable within thirty days’ notice of the Maturity Date.

During the fiscal year ended January 31, 2021 and 2020, the Company made cash payments of $5,000 and $7,500, respectively to the note.

On December 8, 2020, the Company cancelled One Million Five Hundred Thousand Dollars ($1,500,000) of debt owing on these notes under an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW. (Ref Note 13(1) - Contingencies).

On January 31, 2021, the Company and Note holder entered into a consolidation of the principal sums of prior notes (“Consolidated Note’) entered into between the dates of January 1, 2017, and January 31, 2021. This Consolidated Note is non-interest bearing and pursuant to a court order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW no interest accrued on any prior notes shall be payable to the note holder. The term of this Consolidated Note was one year, and one day, and due on February 1, 2022. However, no payments shall be made toward this Note without approval from the Board of Directors. The Consolidated Note is currently in default

	January 31, 2024	January 31, 2023
Note payable	$2,225,500	$2,225,500

Note 4:

During the year ended January 31, 2019, the Company received $305,266 in total proceeds from a third party. The notes bear interest at a rate of 1% per annum, and were each due nine months from issue date.  The notes remain unpaid and are in default.

Interest expenses recorded in years ended January 31, 2024 and 2023 is as follows:

	For the Years Ended January 31,
	2024	2023
Interest expense	$2,843	$2,843

	January 31, 2024	January 31, 2023
Interest payable	$15,685	$12,842
Note payable	$305,266	$305,266

Note 5:

On September 12, 2018, the Company received $14,422 from a third party. The notes bear interest at a rate of 1% per annum, and were due nine months from issue date.  The notes remain unpaid and are in default.

Interest expenses recorded in years ended January 31, 2024, and 2023 is as follows:

	For the Years Ended January 31,
	2024	2023
Interest expense	$144	$144

	January 31, 2024	January 31, 2023
Interest payable	$777	$633
Note payable	$14,422	$14,422

Note 6:

On December 8, 2020, the Company entered into a Promissory Note in the amount of $350,000 with Robbins LLP, pursuant to the Order and Judgment in the settlement of a lawsuit entitled In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.). The note bears interest at a rate of 6% per annum, and due in three years from issue date.   The note remains unpaid and is in default.

Interest expenses recorded in years ended January 31, 2024, and 2023 is as follows:

	For the Years Ended January 31,
	2024	2023
Interest expense	$21,000	$21,000

	January 31, 2024	January 31, 2023
Interest payable	$66,107	$45,107
Note payable	$350,000	$350,000

NOTE 6 – CONVERTIBLE NOTE PAYABLE

During October 2017, the Company entered into a convertible note for a total of $1,407,781 bearing interest at 1% per annum, beginning on November 1, 2017, and payable each 120 days as to any outstanding balance.  On November 1, 2018, the Maturity Date, the Lender had the option to:

(a)

Convert the $1,407,781 Debt, plus accrued interest, into shares of Eco Science Solutions, Inc. Common Stock, at the rate of 15% discount to the closing price on the day of lender’s conversion request, per share; or

(b)	Lender may demand full payment of $1,407,781 or any unpaid balance of the original debt, plus accrued interest from the Company.

The note has a conversion feature with a fixed discount to the trading price of the underlying common stock and therefore, the potential for the convertible note to become stock settled debt.  The note allows the holder to convert the debt to shares of common stock at a 15% discount to the closing price of the Company’s common stock at the lender’s request. Therefore, upon review of the applicable guidance contained in ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, given that the note has a principal balance of $1,407,781, the holder will always be able to convert the note into $1,656,213 of principal.  The debt discount determined as of the date of the note of $248,432 was amortized over the one-year term of the convertible note payable.

As at the date of this report, the Lender has not made a demand for payment and the note is in default.

At January 31, 2024 and January 31, 2023, convertible notes payable consisted of the following:

	January 31, 2024	January 31, 2023
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

Interest expenses recorded in fiscal years ended January 31, 2024, and 2023 is as follows:

	For the fiscal years Ended January 31,
	2024	2023
Interest expense	$14,274	$14,273

	January 31, 2024	January 31, 2023
Interest payable	$89,277	$75,003

NOTE 7 – RELATED PARTY TRANSACTIONS

As of January 31, 2024, and January 31, 2023, related parties and former related parties are due a total of $6,750,267 and $5,965,924, respectively:

	January 31, 2024	January 31, 2023
Related party payables (1)(2)(3)(4)(5)(6)	$3,118,025	$2,793,945
Notes payable (1)(3)(4)	3,632,242	3,171,979
Total related party transactions	$6,750,267	$5,965,924

Services provided from related parties and former related parties:

	For Fiscal Years Ended January 31,
	2024	2023
Mr. Jeffery Taylor (1)(a)	$9,584	$115,000
Mr. Don Lee Taylor (1)(a)	8,750	105,000
Ms. Jennifer Taylor (2)(a)	-	36,000
Ms. Meredith Rountree (2)(b)	-	82,500
Mr. Michael Rountree (3)(a)	250,000	250,000
	$268,334	$588,500

Interest expenses due to related parties and former related parties:

	For Fiscal Years Ended January 31,
	2024	2023
Mr. Don Lee Taylor (1)(b)	$130	$130
Mr. Michael Rountree (3)(b)	31,504	25,407
Mr. Lewis (4)	1,699	1,700
	$33,333	$27,237

(1)

Effective December 17, 2015, Mr. Jeffery Taylor was appointed to serve as Chief Executive Officer and President of the Company and Mr. Don Lee Taylor was appointed to serve as Chief Financial Officer of the Company. On January 11, 2016, Mr. Jeffery Taylor was appointed Secretary and to the Board of Directors and Mr. Don Taylor was appointed to the Board of Directors. On December 8, 2020, Jeffery Taylor resigned his position as Chairman of the Board, Don Taylor resigned his positions as CFO and a Member of the Board of Directors and accepted a role as Director of Festivals. On January 28, 2021, the Board of Directors accepted the resignation of Jeffery Taylor as Chief Executive Officer, effective as of January 31, 2021.  On January 17, 2023, the Company accepted the resignation of Mr. Don Taylor as Director of Festivals and Mr. Jeffery Taylor as Director, President and Secretary.  Concurrent with the resignations of Mr. Jeffery Taylor and Mr. Don Taylor the Company agreed to accrue fees under their respective employment agreements through the end of February 2023, after which the Company incurred no further expense.

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

During the years ended January 31, 2024, and 2023, the Company paid $15,000 and $90,000, respectively, to Mr. Jeffery Taylor and $0 and $56,000, respectively, to Mr. Don Lee Taylor.  On January 31, 2024, there was a total of $44,721 owing to Mr. Jeffery Taylor (January 31, 2023 - $50,137) and $426,450 to Mr. Don Lee Taylor (January 31, 2023 - $417,700), respectively, in accrued and unpaid salary under the terms of their employment agreements.

(b) Note payable

On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the Company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the Company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2020, the Company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.  As at January 31 2024 and January 31, 2023, there was a total of $0 owing to Mr. Jeffery Taylor, and $13,000 to Mr. Don Lee Taylor.

(2a)

For the fiscal years ended January 31, 2024, and 2023, the Company was invoiced a total of $0 and $36,000, respectively, as consulting services by Ms. Jennifer Taylor, sister of certain of the Company’s former officers and directors.  As of January 31, 2024, and January 31, 2023 there was a total of $166,000 in accrued and unpaid consulting fees.

(2b)

For the fiscal years ended January 31, 2024, and 2023, the Company was invoiced a total of $0 and $82,500, respectively, as consulting services included in research and development by Ms. Meredith Rountree, sister of the Company’s Chief Executive Officer. As of January 31, 2024, and January 31, 2023 there was a total of $161,250 in accrued and unpaid consulting fees.

F-15

(3)

(a) Employment agreement/Executive Employment Agreement with Michael Rountree

On June 21, 2017, the Company entered into an employment agreement with Michael Rountree whereby Mr. Rountree agreed to serve as the Company’s Chief Operating Officer for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Rountree was to receive a base salary at an annual rate of $120,000.  The Board shall review the Base Salary on an annual basis and may, but is not required to, make upward adjustments from time to time. On December 8, 2020, Michael Rountree was appointed interim CFO and Treasurer.

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

We recorded $250,000 as fees in each of the fiscal years ended January 31, 2024, and 2023 under the terms of this agreement, all of which remains unpaid. As at January 31, 2024 there was a total of $1,190,000 (January 31, 2023 - $940,000) in accrued and unpaid salary under the terms of the employment agreement.

In addition, during the years ended January 31, 2024, and 2023, Mr. Rountree funded a total accumulated amount of $37,411 and $50,228, respectively, for the Company’s expenses. As of January 31, 2024, Mr. Rountree was owed total expenses of $294,474 (January 31, 2023 - $257,336).

(b) Note payable with Rountree Consulting, a company controlled by Mr. Rountree

During the year ended January 31, 2019, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $379,319.

During the fiscal year ended January 31, 2020, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $805,901.

During the fiscal year ended January 31, 2021, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $395,325. On January 28, 2021, the Company entered into a Debt Settlement and Share Purchase Agreement with Rountree Consulting, Inc., owned by The Rountree Trust, wherein Rountree Consulting, Inc. a was issued 500,000 unregistered, restricted shares of the Company’s common stock at a price of US $0.50 per share in settlement of a portion, in the amount of $250,000 of the total debt owed to Rountree Consulting, Inc. by the Company.

During the fiscal year ended January 31, 2022, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $1,033,131.

During the fiscal year ended January 31, 2023, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $694,874.

During the fiscal year ended January 31, 2024, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $460,263.

These notes bear interest at a rate of 1% per annum, each is due nine months from issue date. Several of the aforementioned notes are currently in default.

(4)

(a) Employment agreement with L. John Lewis

On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. On January 31, 2024, there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2023 - $240,000).

(b) Note payable

During the three months ended April 30, 2018, Mr. Lewis paid $175,000 to third parties on behalf of the Company which amount was recorded in Accounts payable – related parties.

On July 31, 2018, the Company issued promissory notes to Mr. Lewis to convert the payable amount to a note payable in the amount of $170,000. The notes bear interest at a rate of 1% per annum, each was due nine months from the issue date and all notes are currently in default.

(5)

On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. As at January 31, 2024 and January 31, 2023 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.

(6)

On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. As at January 31, 2024 and January 31, 2023 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.  Mr. Tucker holds approximately 10.29% of the Company’s issued and outstanding shares.

(7)

On January 28, 2021, the Company entered into an Indemnification Agreement with each of Michael Rountree, A. Carl Mudd and S. Randall Oveson where under the Company will indemnify each of the aforementioned parties in their respective positions as officers and/or directors, to the fullest extent permitted by applicable law, so that they will serve, and continue to serve, the Company free from undue concern that they will not be so indemnified.

NOTE 8 – CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of January 31, 2024 and January 31, 2023, there were 53,957,572 shares issued including 1,000,000 shares of treasury stock, and 52,957,572 shares outstanding.

Preferred Shares

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

As of January 31, 2024, and January 31, 2023, no Series A Voting Preferred Shares were issued.

NOTE 9 – COMMITMENTS

(d)

On July 21, 2017, we entered into a Sublease commencing August 1, 2017, and terminating the earlier of (a) March 31, 2020, or (b) the date the sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covered a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 was $14,535, and the first month of rent was free of charge. In the second year the monthly base rent increased to $15,173.  In the third year the monthly base rent increased to $15,810.  The Company remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company passed on recording the deferred rent relative to the one free month of rent contained within the lease as it was determined to be immaterial. During the period ended April 30, 2018, the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018, the Company abandoned the space without payment or further accruals, and the lease was effectively terminated. After deduction of the Security deposit, a balance of $21,051 remains due and payable at January 31,2024 and January 31, 2023.

(e)

The Company has entered into verbal agreements with Take2L, an arm’s length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform. As of January 31, 2023, Take2L had invoiced the Company a cumulative total of $1,328,810, including the original $350,000, of which at January 31,2023 the Company had paid a total of $327,500 towards the outstanding balance payable. In each of the fiscal years ended January 31, 2024, and 2023 the Company paid $0 and $117,500.

As at January 31, 2024 and January 31, 2023 an amount of $1,001,310 remained due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, with regard to other businesses; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company with essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

(f)

As a result of an Order and Final Judgment signed by the Honorable Leslie Kobayashi and filed with the United States District Court for the District of Hawaii on December 3, 2020 with respect to the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), the Company and Plaintiffs undertook certain actions including the cancelation of certain shareholdings by various parties, the cancelation of certain debt by certain Plaintiffs, the settlement of certain legal fees by way of issuance of shares of common stock, the reconstitution of the board and the appointment of an Ombudsman, for the Company for a term of four (4) years from the settlement date. Among other commitments, the Company agreed as resources are available to implement certain Governance Reforms in two phases, including but not limited to the following:

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

Further, the Company undertook to dedicate not less than 15% of such revenue, debt raised, or equity infused (regardless of source, but apart from and in addition to any personal contributions toward Company operations made by current officers, directors and employees) toward achieving the agreed-upon objectives and implementation and maintenance of the Governance Reforms.  Upon attainment of $10,000,000 in cash collected from revenue, debt, or equity, the Company shall dedicate a minimum of 18% of such revenue, debt raised, or equity infused (apart from and in addition to any personal contributions toward Company operations made by current officers, directors and employees).  These minimum contributions may be adjusted upward as deemed necessary and appropriate by the Ombudsman.

(g)

On December 23, 2020, the Company entered into a Board Advisory Agreement by which Mr. Carl Mudd agreed to serve as the Chairman of the Board of Directors of the Company (the “Board”) and as Ombudsman for the Company pursuant to both Rule 53 of the Federal Rules of Civil Procedure, and to the Order and Judgment in the settlement of a lawsuit entitled In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.) (the “Stipulation of Order”).

As consideration for his service, in addition to receiving two million five hundred thousand (2,500,000) restricted shares of the Company’s common stock, he will receive an advisory fee of Ten Thousand Dollars ($10,000) per month, commencing December 24, 2020. Half of the monthly advisory fee ($5,000) must be paid to Mr. Mudd, while the other half of the advisory fee may be accrued on a monthly basis until the Company has closed a bona fide third-party debt and/or equity financing of at least eight hundred thousand dollars ($800,000). As at January 31, 2024 Mr. Mudd was owed $370,000 which is comprised of $120,000 for each of the years ended January 31, 2024 and 2023.

The term of this Agreement is four (4) years or as set forth in the Stipulation of Order. This Agreement may be terminated by either party upon thirty (30) days’ notice for material breach. If the caveat emptor symbol affixed to the Company is not removed by the OTC Marketplace by February 28, 2021, that shall constitute a material breach under this Section. In addition, this Agreement shall terminate in the event of the resignation of Advisor from the Board.

NOTE 10 – INCOME TAXES

During the fiscal year ended January 31, 2024, and 2023, no provision for income taxes was recorded as the Company generated net operating losses.

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	2024	2023
Deferred Tax Assets:
Net operating loss carryforward	$68,000,000	$67,000,000

Total deferred tax assets	14,280,000	14,070,000

Valuation allowance	(14,280,000)	(14,070,000)

Deferred tax asset, net of valuation allowance	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
Valuation allowance	21.0%	21.0%
Effective Rate	0.0%	0.0%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At January 31, 2024, the Company had approximately $68 million of federal net operating losses that may be available to offset future taxable income, At January 31, 2023, the Company had approximately $67 million of federal net operating losses that may be available to offset future taxable income. $43.5 million of the net operating loss carry forwards (NOL), if not utilized, will expire in 2037 for federal purposes, the remaining amount of NOL can be carried forward indefinitely.

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the net operating loss carryforwards (“carryforwards”) and research and development tax credit carryforwards to annual limitations which could reduce or defer the carryforwards. Section 382 imposes limitations on a corporation’s ability to utilize carryforwards if it experiences an ownership change. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the carryforwards would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the carryforwards to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such carryforwards to expire unused, reducing or eliminating the benefit of such carryforwards. The Company has not completed a Section 382 study to determine if there have been one or more ownership changes due to the costs associated with such a study. Until a study is completed and the extent of the limitations, if any, is able to be determined, no additional amounts have been written off or are being presented as an uncertain tax position.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2019 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2019.

The Company applies the provisions of ASC 740-10, Income Taxes. The Company has not recognized any liability for unrecognized tax benefits and does not believe there is any uncertainty with respect to its tax position. The Company’s policy with respect to unrecognized tax benefits is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

(2) Financial Statement Schedules.

Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.

(3) Exhibits.

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

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
3.8

Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed July 7, 2020)

*
4.1	Description of Securities (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed July 7, 2020)	*
10.1	Consulting Agreement with Standard Consulting LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2018 filed on November 19, 2018)	*
10.2	Trademark Licensing Agreement between the Company and Haiku Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed June 28, 2019)	*
10.3	Board Advisory Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 29, 2020)	*
10.4	Executive Employment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 4, 2021)	*
10.5	Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 4, 2021)	*
10.6	Debt Settlement and Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 4, 2021)	*
10.7	Asset Purchase Agreement between Eco Science Solutions and Haiku Holdings, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 4, 2021)	*
10.8	Addendum to Executive Employment Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 8, 2022)	*
10.9

Software Acquisition Agreement between the Company and eXPO Financial Services LLC dated April 5, 2023  (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed August 17, 2023)

*
10.10	Note Assignment and Purchase Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the nine months ended October 31, 2017 filed on December 20, 2017)	*
10.11	Form of Promissory Note Rountree	*
10.12	Employment Services Agreement with Jeffery Taylor dated December 21, 2015	*
10.13	Employment Services Agreement with Don L. Taylor dated December 21, 2015	*
(31)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer		*
(32)
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		*
(99)
99.1	Notice of Pendency and Proposed Settlement of Stockholder Derivative Action (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2020)	*
99.2	Stipulation of Settlement, dated September 21, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2020)	*
99.3

December 28, 2020 Press Release regarding Mr. Mudd’s agreement to serve as Chairman of the Board and Ombudsman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 29, 2020)

*
101	Interactive Data Files		*

41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eco Science Solutions, Inc.

Date: October 15, 2024	By:	/s/ Michael Rountree
Michael Rountree Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Rountree	Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)	October 15, 2024
Michael Rountree

/s/ S. Randall Oveson	Director and Secretary	October 15, 2024
S. Randall Oveson

/s/ A. Carl Mudd	Ombudsman, Director and Chairman of the Board	October 15, 2024
A Carl Mudd

42