Form 10-Q
period 2024-04-30
ECO SCIENCE SOLUTIONS, INC.
filed 2024-10-30
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of October 28, 2024, there were 52,957,572 shares of the registrant’s common stock outstanding.

ECO SCIENCE SOLUTIONS, INC.

2

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2024	January 31, 2024

ASSETS
Current assets
Cash	$1,573	$2,106
Total current assets	1,573	2,106

Intangible asset	100,000	100,000
TOTAL ASSETS	$101,573	$102,106

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,325,822	$4,196,092
Related party payables	3,200,092	3,118,025
Notes payable, short-term, related party	3,714,525	3,632,242
Notes payable	2,960,118	2,960,118
Convertible note, net	1,656,213	1,656,213
Total current liabilities	15,856,770	15,562,690

Total liabilities	15,856,770	15,562,690

Stockholders’ deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized of which 1,000 shares are designated Series A Voting Preferred , none issued and outstanding	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 53,957,572 shares issued and 52,957,572 shares outstanding	5,396	5,396
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	62,166,104	62,166,104
Accumulated deficit	(77,919,197)	(77,624,584)
Total stockholders’ deficit	(15,755,197)	(15,460,584)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$101,573	$102,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended April 30,
	2024	2023

Revenue	$-	$-
Total revenue	-	-

Operating expenses:
Legal, accounting and audit fees	51,810	20,100
Management and consulting fees	125,500	160,833
Research, development, and promotion	83,872	98,546
Office supplies and other general expenses	14,881	11,515
Total operating expenses	276,063	290,994

Net operating loss	(276,063)	(290,994)

Other income (expenses)
Interest expense	(9,594)	(9,489)
Interest expense, related parties	(8,956)	(7,733)
Total other income (expenses)	(18,550)	(17,222)

Net loss	$(294,613)	(308,216)

Net loss per common share - basic and diluted	$(0.01)	(0.01)

Weighted average common shares outstanding - basic and diluted	52,957,572	52,957,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2024	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(77,624,584)	$(15,460,584)

Net Loss	-	-	-	-	-	-	-	(294,613)	(294,613)
Balance, April 30, 2024	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(77,919,197)	$(15,755,197)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2023	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(76,382,316)	$(14,218,316)

Net Loss	-	-	-	-	-	-	-	(308,216)	(308,216)
Balance, April 30, 2023	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(76,690,532)	$(14,526,532)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months ended April 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(294,613)	$(308,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	14,000
Increase (decrease) in accounts payable and accrued expenses	129,730	(13,219)
Increase (decrease) in related party payables	82,067	204,507
Net cash used in operating activities	(82,816)	(102,928)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from related party loans	82,283	102,555
Net cash provided by financing activities	82,283	102,555

Net increase (decrease) in cash	(533)	(373)
Cash-beginning of period	2,106	526
Cash-end of period	$1,573	$153

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2024, the Company had a working capital deficit of $15.9 million and an accumulated deficit of $77.9 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Principals of Consolidation

The condensed consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly-owned subsidiary, Ga-Du Corporation. All significant intercompany balances and transactions have been eliminated.

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

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized.  These costs are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation. During the three months ended April 30, 2023 the Company acquired certain commercial software (ref: Note 3) at a cost of $100,000 which amount has been capitalized. There is no impairment expense for the intangible assets in fiscal year ended January 31, 2024 and in the three month period ended April 30, 2024. The Company expects to amortize the software over an estimated useful life of 3 years once commercial sales begin.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$0 has been recognized as revenue in the three-month periods ended April 30, 2024, and 2023. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During the three months ended April 30, 2024, and 2023 we incurred costs of sales of $0 with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of April 30, 2024, and January 31, 2024, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet. (see Note 6).

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Recently issued accounting pronouncements

Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and an explanation of any additional measures the CODM uses in deciding how to allocate resources. The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance is to be applied on a retrospective basis, with such disclosures to be made in regard to all prior periods presented in the financial statements. The Company completed its assessment and concluded this update had no material impact on its consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2024 and January 31, 2024 consist of the following:

	April 30, 2024	January 31, 2024
Accounts payable	$4,103,680	$4,004,044
Interest payable	188,642	179,048
Accrued other expenses	33,500	13,000
	$4,325,822	$4,196,092

NOTE 5: NOTES PAYABLE

Notes payable consists of the following loans:

	April 30, 2024	January 31, 2024
Note 1 in fiscal year 2017 each due in three months from issuance date	$14,930	$14,930
Note 2 in fiscal year 2017 due in three months from issuance date	50,000	50,000
Note 3 in fiscal year 2017, 2018 and 2019, each due in twelve months from issuance date	2,225,500	2,225,500
Note 4 in fiscal year 2017, each due in nine months from issuance date	305,266	305,266
Note 5 in fiscal year 2019 due in nine months from issuance date	14,422	14,422
Note 6 in fiscal year 2021 due in 3 years from issuance date	350,000	350,000
Total	$2,960,118	$2,960,118

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest expenses for above notes recorded in the three months ended April 30, 2024 and 2023 is as follows:

	For the Three Months Ended April 30,
	2024	2023
Interest expenses	$9,594	$9,487

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each note was due three months from issue date.  As at April 30, 2024, the note remains unpaid and is in default.

Interest expenses recorded in three months ended April 30, 2024 and 2023 is as follows:

	For the Three Months Ended April 30,
	2024	2023
Interest expense	$37	$36

	April 30, 2024	January 31, 2024
Interest payable	$1,189	$1,152
Note payable	$14,930	$14,930

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and was due three months from issue date. As at January 31, 2018 the note became due and remains unpaid and is in default.

Interest expenses recorded in the three months ended April 30, 2024, and 2023 is as follows:

	For the Three Months Ended April 30,
	2024	2023
Interest expense	$123	$122

	April 30, 2024	January 31, 2024
Interest payable	$3,751	$3,628
Note payable	$50,000	$50,000

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	April 30, 2024	January 31, 2024
Note payable	$2,225,500	$2,225,500

Note 4:

During the year ended January 31, 2019, the Company received $305,266 in total proceeds from a third party. The notes bear interest at a rate of 1% per annum, and were each due nine months from issue date.  The notes remain unpaid and are in default.

Interest expenses recorded in the three months ended April 30, 2024 and 2023 is as follows:

	For the three Months Ended April 30,
	2024	2023
Interest expense	$701	$693

	April 30, 2024	January 31, 2024
Interest payable	$16,386	$15,685
Note payable	$305,266	$305,266

Note 5:

On September 12, 2018, the Company received $14,422 from a third party. The notes bear interest at a rate of 1% per annum and were due nine months from issue date.   The notes remain unpaid and are in default.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest expenses recorded in the three months ended April 30, 2024, and 2023 is as follows:

	For the Three Months Ended April 30,
	2024	2023
Interest expense	$36	$35

	April 30, 2024	January 31, 2024
Interest payable	$813	$777
Note payable	$14,422	$14,422

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

Interest expenses recorded in the three months ended April 30, 2024, and 2023 is as follows:

	For the Three Months Ended April 30,
	2024	2023
Interest expense	$5,178	$5,120

	April 30, 2024	January 31, 2024
Interest payable	$71,285	$66,107
Note payable	$350,000	$350,000

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As at the date of this report, the Lender has not made a demand for payment and the note is in default.

At April 30, 2024 and January 31, 2024, convertible notes payable consisted of the following:

	April 30, 2024	January 31, 2024
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

Interest expenses recorded in the three months ended April 30, 2024, and 2023 is as follows:

	For the Three Months Ended April 30,
	2024	2023
Interest expense	$3,519	$3,481

	April 30, 2024	January 31, 2024
Interest payable	$92,796	$89,277

NOTE 7: RELATED PARTY TRANSACTIONS

As of April 30, 2024, and January 31, 2024, related parties and former related parties are due a total of $6,750,267 and $5,965,924, respectively:

	April 30, 2024	January 31, 2023
Related party payables (1)(2)(3)(4)(5)(6)	$3,200,092	$3,118,025
Notes payable (1)(3)(4)	3,714,525	3,632,242
Total related party transactions	$6,914,617	$6,750,267

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Services provided from related parties and former related parties:

	For the Three Months Ended April 30,
	2024	2023
Mr. Jeffery Taylor (1)(a)	$-	$9,584
Mr. Don Lee Taylor (1)(a)	-	8,750
Ms. Jennifer Taylor (2)(a)	-	-
Ms. Meredith Rountree (2)(b)	-	-
Mr. Michael Rountree (3)(a)	62,500	62,500
	$62,500	$80,834

Interest expenses due to related parties and former related parties:

	For the Three Months Ended April 30,
	2024	2023
Mr. Don Lee Taylor (1)(b)	$32	$32
Mr. Michael Rountree (3)(b)	8,505	7,287
Mr. Lewis (4)	419	414
	$8,956	$7,733

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

(a) Employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, after the contract may be renewed in one-year terms at the election of both parties.  Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal instalments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle amounts payable.  Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company’s actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive’s past or future employment by the Company or any Affiliates, or any predecessor thereof (“Work Product”), belong to the Company, or its Affiliates, as applicable. The contracts were formally terminated with an effective date of February 28, 2023, for each of Mr. Don and Mr. Jeffery Taylor.

 ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended April 30, 2024, the company didn’t make any cash payments to both. During the fiscal years ended January 31, 2024, and 2023, the Company paid $15,000 and $90,000, respectively, to Mr. Jeffery Taylor and $0 and $56,000, respectively, to Mr. Don Lee Taylor.  On April 30, 2024, there was a total of $44,721 owing to Mr. Jeffery Taylor (January 31, 2024 - $44,721) and $426,450 to Mr. Don Lee Taylor (January 31, 2024 - $426,450, respectively, in accrued and unpaid salary under the terms of their employment agreements.

(b) Note payable

On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the Company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the Company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2020, the Company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.  As at April 30, 2024 and January 31, 2024, there was a total of $0 owing to Mr. Jeffery Taylor, and $13,000 to Mr. Don Lee Taylor.

(2)(a)

For the three months ended April 30, 2024, and 2023, the Company was invoiced a total of $0 as consulting services by Ms. Jennifer Taylor, sister of certain of the Company’s former officers and directors.  As of April 30, 2024 and January 31, 2024, there was a total of $166,000 in accrued and unpaid consulting fees.

(2)(b)

For the three months ended April 30, 2024, and 2023, the Company was invoiced a total of $0 as consulting services included in research and development by Ms. Meredith Rountree, sister of the Company’s Chief Executive Officer. As of April 30, 2024 and January 31, 2024, there was a total of $161,250 in accrued and unpaid consulting fees.

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

We recorded $62,500 as fees in each of the three months ended April 30, 2024, and 2023 under the terms of this agreement, all of which remains unpaid. As at April 30, 2024 there was a total of $1,252,500 (January 31, 2024 - $1,190,000) in accrued and unpaid salary under the terms of the employment agreement.

In addition, during the three months ended April 30, 2024, Mr. Rountree funded a total accumulated amount of $10,611 for the Company’s expenses. As of April 30, 2024, Mr. Rountree was owed total expenses of $305,358 (January 31, 2024 - $294,474).

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the three months ended April 30, 2024, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $141,619.

These notes bear interest at a rate of 1% per annum, each is due nine months from issue date. Several of the aforementioned notes are currently in default.

(4)

(a) Employment agreement with L. John Lewis

On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. On April 30, 2024 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2024 - $240,000).

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

(5)

On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. As at April 30, 2024 and January 31, 2024 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)

On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. As at April 30, 2024 and January 31, 2024 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.  Mr. Tucker holds approximately 10.29% of the Company’s issued and outstanding shares.

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

As of April 30, 2024 and January 31, 2024, there were 53,957,572 shares issued including 1,000,000 shares of treasury stock, and 52,957,572 shares outstanding.

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

As of April 30, 2024, and January 31, 2023, no Series A Voting Preferred Shares were issued.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9: COMMITMENTS

(a)

On July 21, 2017, we entered into a Sublease commencing August 1, 2017, and terminating the earlier of (a) March 31, 2020, or (b) the date the sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covered a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 was $14,535, and the first month of rent was free of charge. In the second year the monthly base rent increased to $15,173.  In the third year the monthly base rent increased to $15,810.  The Company remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company passed on recording the deferred rent relative to the one free month of rent contained within the lease as it was determined to be immaterial. During the period ended April 30, 2018, the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018, the Company abandoned the space without payment or further accruals, and the lease was effectively terminated. After deduction of the Security deposit, a balance of $21,051 remains due and payable at April 30,2024 and January 31, 2024.

(b)

The Company has entered into verbal agreements with Take2L, an arm’s length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform. As of January 31, 2023, Take2L had invoiced the Company a cumulative total of $1,328,810, including the original $350,000, of which at January 31, 2023 the Company had paid a total of $327,500 towards the outstanding balance payable. In each of the fiscal years ended January 31, 2024, and 2023 the Company paid $0 and $117,500.

As at April 30, 2024 and January 31, 2024 an amount of $1,001,310 remained due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, with regard to other businesses; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company with essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

(c)

As a result of an Order and Final Judgment signed by the Honorable Leslie Kobayashi and filed with the United States District Court for the District of Hawaii on December 3, 2020 with respect to the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), the Company and Plaintiffs undertook certain actions including the cancelation of certain shareholdings by various parties, the cancelation of certain debt by certain Plaintiffs, the settlement of certain legal fees by way of issuance of shares of common stock, the reconstitution of the board and the appointment of an Ombudsman, for the Company for a term of four (4) years from the settlement date. Among other commitments, the Company agreed as resources are available to implement certain Governance Reforms in two phases, including but not limited to the following:

-	Appointment of two new independent directors to the Company’s board of directors
-	Appointment of an Ombudsman
-	Binding of Directors’ and Officers’ Insurance
-	Creation of a Board level governance committee
-	Adoption of written corporate guidelines and a code of ethics
-	Creation of an audit committee
-	Creation of an investor relations officer
-	Retention of In-house Counsel

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

-	Appointment of several additional positions including a CAO and enhancement of Board independence;
-	Implementation of additional policies and practices.

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

(d)

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

As consideration for his service, in addition to receiving two million five hundred thousand (2,500,000) restricted shares of the Company’s common stock, he will receive an advisory fee of Ten Thousand Dollars ($10,000) per month, commencing December 24, 2020. Half of the monthly advisory fee ($5,000) must be paid to Mr. Mudd, while the other half of the advisory fee may be accrued on a monthly basis until the Company has closed a bona fide third-party debt and/or equity financing of at least eight hundred thousand dollars ($800,000). As at April 30, 2024 Mr. Mudd was owed $400,000.

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

Results of Operations

Overview of Current Operations

Results of Operations for the three months ended April 30, 2024 and 2023

	For the Three Months Ended April 30,
	2024	2023
Revenue	$-	$-

Operating Expenses
Cost of revenue
Depreciation
Legal, accounting and audit fees	51,810	20,100
Management and consulting fees	125,500	160,833
Research, development, and promotion	83,872	98,546
Office supplies and other general expenses	14,881	11,515
Total operating expenses	276,063	290,994

Net operating loss	(276,063)	(290,994)

Other income (expenses)
Interest income
Interest expense	(9,594)	(9,489)
Interest expense, related parties	(8,956)	(7,733)
Total other income (expenses)	(18,550)	(17,222)

Net loss	$(294,613)	$(308,216)

During each of the three months ended April 30, 2024 and 2023, the Company has generated $0 in total revenue.

During the three months ended April 30, 2024 and 2023, the Company incurred total operating expenses of $276,063 and $290,994 respectively.  During the three months ended April 30, 2024 management and consulting fees reflected a decrease from $160,833 (2023) to $125,500 (2024) mainly due to a reduction in consulting fees related to investor relations from $50,000 to $33,000 and a reduction of $18,333 in management fees. Amounts incurred for accounting, audit and legal fees increased period over period and totaled $51,810 (2024) as compared to $20,100 (2023), with the increase predominantly relating to an increase in fees incurred for audit related services to our former independent registered accounting firm. During the three months ended April 30, 2024 and 2023 research and development fees incurred were $83,872 and $98,546 respectively as the Company continued to conclude upgrades to its software suite. Fees declined over the comparative periods as a result of completion of certain stages of development and the concurrent reduction to required man hours allocated to research and development in the current three-month period ended April 30, 2024.  Other operating and general and administrative expenses increased period over period from $11,515 in the three months ended April 30, 2023 to $14,881 for the three months ended April 30,2024 mainly due to a reduction in transfer agent fees.

Currently a significant portion of our total operating expenses are from management and consultant fees.  Several costs have been incurred in order to bring our regulatory product to market, including programming of technology, build out of needed infrastructure for customers including sand-boxes, build out of training materials (like the Herbo University on our website), generation of marketing materials, as well as efforts to meet, and present, our product before various regulators in various jurisdictions, both foreign and domestic.

The Company recorded cumulative interest expenses of $18,550 and $17,222 in respect of certain convertible notes and other loan agreements, respectively during the three months ended April 30, 2024 and 2023.

The net loss for the three months ended April 30, 2024 was $294,613, as compared to $308,216 in the three months ended April 30, 2023.

Statements of Cash Flows for the Three Months ended April 30, 2024 and 2023

The Company used net cash in operations of $82,816 and $102,928 respectively during the three-month periods ended April 30, 2024 and 2023 and received cash from financing activities of $82,283 (2024) and $102,555 (2023), as a result of proceeds from related party loans.

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

In each of the years ended January 31, 2021 through 2024, and during the three months ended April 30, 2024 the Company has continued to incur costs to expand and develop its Herbo software suite of offerings.  The Company’s need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish revenues from operations to cover all operational overhead. We have also had to rely heavily on loans from related parties in our most recently completed fiscal years as we work to have our shares returned for quotation on the OTC Markets. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2024, the Company had a working capital deficit of $15.86 million and an accumulated deficit of $77.20 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its officers, directors and shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As at April 30, 2024 and January 31, 2024, the Company had $1,573 and $2,106 respectively, in cash for total current assets of $1,573 and $2,106. As at April 30, 2024 and January 31, 2024, the Company had intangible assets of $100,000.  Total liabilities at April 30, 2024 and January 31, 2024 were $15,856,770 and $15,562,690 respectively. The Company has insufficient funds to meet its ongoing operations and is currently funded through loans and advances from our CEO and CFO, Mr., Michael Rountree.

The Company has limited financial resources available outside loans from its officers and directors and funds it has previously obtained through use of convertible notes and loans from related parties. There can be no guarantee the Company will continue to receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads as we continue to implement our business plan.  While we generated modest revenue in fiscal 2022, we did not report any revenue in fiscal 2024 or in the three months ended April 30, 2024 as we continued to enhance our software suite and we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

Future Financings

We anticipate continuing to rely on related party and third-party loans and equity sales of our common shares and/or shares for services rendered in order to continue to fund our business operations in the event of ongoing operational shortfalls. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our research and development activities.

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

$0 has been recognized as revenue in three months ended April 30, 2024 and 2023. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During the three months ended April 30, 2024 and 2023 we did not incur costs of sales with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of April 30, 2024, and January 31, 2024, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended April 30, 2024 that have materially, or are reasonably likely to materially, affect the Company’s internal controls over financial reporting.

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
9.	Maintain the Company’s website – the Company’s website is maintained and updated
10.

Creation of an Investor Relations Officer – we will engage an investor relations officer once the company begins generating enough revenue so that Mr. Rountree is not financing the filings required by a public company

11.	Engage In-House and General Counsel – the Company has an in-house counsel and will engage general counsel as necessary
12.	Appointment of a Chief Accounting Officer – Mr. Rountree is our Chief Financial Officer
13.	Create a written Whistleblower Policy
14.	Adopt a Clawback Policy
15.	Adopt enhanced conflicts policies and practices
16.	Establish documentation of Policies and Financial Reporting Checklist
17.	Annually assess the adequacy of the Company’s internal controls
18.	Provide continuing director education and employee compliance training
19.	Establish board oversight of Company’s expenditures

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

ECO SCIENCE SOLUTIONS, INC.

October 30, 2024	/s/ Michael Rountree
CEO, CFO, COO, President, and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer)

