Form 10-Q
period 2024-07-31
ECO SCIENCE SOLUTIONS, INC.
filed 2024-10-30
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

ECO SCIENCE SOLUTIONS, INC.

2

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

3

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2024	January 31, 2024

ASSETS
Current assets
Cash	$4,745	$2,106
Total current assets	4,745	2,106

Intangible asset	100,000	100,000
TOTAL ASSETS	$104,745	$102,106

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,441,640	$4,196,092
Related party payables	3,277,205	3,118,025
Notes payable, short-term, related party	3,773,861	3,632,242
Notes payable	2,960,118	2,960,118
Convertible note, net	1,656,213	1,656,213
Total current liabilities	16,109,037	15,562,690

Total liabilities	16,109,037	15,562,690

Stockholders’ deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized of which 1,000 shares are designated Series A Voting Preferred , none issued and outstanding	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 53,957,572 shares issued and 52,957,572 shares outstanding	5,396	5,396
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	62,166,104	62,166,104
Accumulated deficit	(78,168,292)	(77,624,584)
Total stockholders’ deficit	(16,004,292)	(15,460,584)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$104,745	$102,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue	$-	$-	$-	$-
Total revenue	-	-	-	-

Operating expenses:
Legal, accounting and audit fees	15,500	66,258	67,310	86,358
Management and consulting fees	126,781	140,501	252,281	301,334
Research, development, and promotion	82,087	123,696	165,959	222,242
Office supplies and other general expenses	5,556	11,370	20,437	22,885
Total operating expenses	229,924	341,825	505,987	632,819

Net operating loss	(229,924)	(341,825)	(505,987)	(632,819)

Other income (expenses)
Interest expense	(8,957)	(9,807)	(18,551)	(19,296)
Interest expense, related parties	(10,214)	(8,254)	(19,170)	(15,987)
Total other income (expenses)	(19,171)	(18,061)	(37,721)	(35,283)

Net loss	$(249,095)	$(359,886)	$(543,708)	$(668,102)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	52,957,572	52,957,572	52,957,572	52,957,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2024	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(77,624,584)	$(15,460,584)

Net Loss	-	-	-	-	-	-	-	(294,613)	(294,613)
Balance, April 30, 2024	-	-	53,957,572	5,396	(1,000,000)	(7,500)	62,166,104	(77,919,197)	(15,755,197)

Net Loss								(249,095)	(249,095)
Balance, July 31, 2024	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(78,168,292)	$(16,004,292)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2023	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(76,382,316)	$(14,218,316)

Net Loss	-	-	-	-	-	-	-	(308,216)	(308,216)
Balance, April 30, 2023	-	-	53,957,572	5,396	(1,000,000)	(7,500)	62,166,104	(76,690,532)	(14,526,532)

Net Loss								(359,886)	(359,886)
Balance, July 31, 2023	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(77,050,418)	$(14,886,418)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months ended July 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(543,708)	$(668,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	14,000
Increase (decrease) in accounts payable and accrued expenses	245,548	297,755
Increase (decrease) in related party payables	159,180	168,967
Net cash used in operating activities	(138,980)	(187,380)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from related party loans	141,619	189,235
Net cash provided by financing activities	141,619	189,235

Net increase (decrease) in cash	2,639	1,855
Cash-beginning of period	2,106	526
Cash-end of period	$4,745	$2,381

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2024, the Company had a working capital deficit of $16 million and an accumulated deficit of $78 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized.  These costs are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation. During the three months ended April 30, 2023 the Company acquired certain commercial software (ref: Note 3) at a cost of $100,000 which amount has been capitalized. There is no impairment expense for the intangible assets in fiscal year ended January 31, 2024 and in the six month period ended July 31, 2024. The Company expects to amortize the software over an estimated useful life of 3 years once commercial sales begin.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$0 has been recognized as revenue in the three- and six-month periods ended July 31, 2024, and 2023. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During the three and six months ended July 31, 2024, and 2023 we incurred costs of sales of $0 with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of July 31, 2024, and January 31, 2024, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet. (see Note 6).

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

 ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at July 31, 2024 and January 31, 2024 consist of the following:

	July 31, 2024	January 31, 2024
Accounts payable	$4,206,190	$4,004,044
Interest payable	198,450	179,048
Accrued other expenses	37,000	13,000
	$4,441,640	$4,196,092

NOTE 5: NOTES PAYABLE

Notes payable consists of the following loans:

	July 31, 2024	January 31, 2024
Note 1 in fiscal year 2017 each due in three months from issuance date	$14,930	$14,930
Note 2 in fiscal year 2017 due in three months from issuance date	50,000	50,000
Note 3 in fiscal year 2017, 2018 and 2019, each due in twelve months from issuance date	2,225,500	2,225,500
Note 4 in fiscal year 2017, each due in nine months from issuance date	305,266	305,266
Note 5 in fiscal year 2019 due in nine months from issuance date	14,422	14,422
Note 6 in fiscal year 2021 due in 3 years from issuance date	350,000	350,000
Total	$2,960,118	$2,960,118

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest expenses for above notes recorded in the three and six months ended July 31, 2024 and 2023 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Interest expenses	$6,209	$6,211	$12,284	$12,217

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each note was due three months from issue date.  As at July 31, 2024, the note remains unpaid and is in default.

Interest expenses recorded in three and six months ended July 31, 2024 and 2023 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Interest expenses	$37	$38	$74	$74

	July 31, 2024	January 31, 2024
Interest payable	$1,226	$1,152
Note payable	$14,930	$14,930

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and was due three months from issue date. As at January 31, 2018 the note became due and remains unpaid and is in default.

Interest expenses recorded in the three and six months ended July 31, 2024, and 2023 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Interest expenses	$126	$126	$249	$248

	July 31, 2024	January 31, 2024
Interest payable	$3,877	$3,628
Note payable	$50,000	$50,000

Note 3:

During the fiscal year ended January 31, 2017, the Company received an amount of $225,000 from a third party. The note bears interest at a rate of 6% per annum and was due one year from issue date. During the fiscal year ended January 31, 2018, the Company received accumulated amounts of $1,842,500 from a third party. The notes bear interest at a rate of 6% per annum and each was due one year from issue date. During the fiscal year ended January 31, 2019, the Company received accumulated amounts of $1,420,500 from a third party. The notes bear interest at a rate of 6% per annum and each was due one year from the respective issue date.

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

	July 31, 2024	January 31, 2024
Note payable	$2,225,500	$2,225,500

Note 4:

During the year ended January 31, 2019, the Company received $305,266 in total proceeds from a third party. The notes bear interest at a rate of 1% per annum and were each due nine months from issue date.  The notes remain unpaid and are in default.

Interest expenses recorded in the three and six months ended July 31, 2024 and 2023 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Interest expenses	$716	$717	$1,417	$1,410

	July 31, 2024	January 31, 2024
Interest payable	$17,102	$15,685
Note payable	$305,266	$305,266

Note 5:

On September 12, 2018, the Company received $14,422 from a third party. The notes bear interest at a rate of 1% per annum, and were due nine months from issue date.   The notes remain unpaid and are in default.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest expenses recorded in the three and six months ended July 31, 2024, and 2023 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Interest expenses	$36	$37	$72	$72

	July 31, 2024	January 31, 2024
Interest payable	$849	$777
Note payable	$14,422	$14,422

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

Interest expenses recorded in the three and six months ended July 31, 2024, and 2023 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Interest expenses	$5,293	$5,293	$10,471	$10,413

	July 31, 2024	January 31, 2024
Interest payable	$76,578	$66,107
Note payable	$350,000	$350,000

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As at the date of this report, the Lender has not made a demand for payment and the note is in default.

At July 31, 2024 and January 31, 2024, convertible notes payable consisted of the following:

	July 31, 2024	January 31, 2024
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

Interest expenses recorded in the three and six months ended July 31, 2024, and 2023 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Interest expenses	$3,598	$3,598	$7,117	$7,079

	July 31, 2024	January 31, 2024
Interest payable	$96,394	$89,277

NOTE 7: RELATED PARTY TRANSACTIONS

As of July 31, 2024, and January 31, 2024, related parties and former related parties are due a total of $7,051,066 and $6,750,267, respectively:

	July 31, 2024	January 31, 2023
Related party payables (1)(2)(3)(4)(5)(6)	$3,277,205	$3,118,025
Notes payable (1)(3)(4)	3,773,861	3,632,242
Total related party transactions	$7,051,066	$6,750,267

Services provided from related parties and former related parties:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Mr. Jeffery Taylor (1)(a)	$-	$-	$-	$9,584
Mr. Don Lee Taylor (1)(a)	-	-	-	8,750
Ms. Jennifer Taylor (2)(a)	-	-	-	-
Ms. Meredith Rountree (2)(b)	-	-	-	-
Mr. Michael Rountree (3)(a)	62,500	62,500	125,000	125,000
	$62,500	$62,500	$125,000	$143,334

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest expenses due to related parties and former related parties:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Mr. Don Lee Taylor (1)(b)	$33	$33	$65	$65
Mr. Michael Rountree (3)(b)	8,901	7,792	17,406	15,079
Mr. Lewis (4)	429	429	848	843
	$9,363	$8,254	$18,319	$15,987

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

During the six months ended July 31, 2024, the company didn’t make any cash payments to both. During the fiscal years ended January 31, 2024, and 2023, the Company paid $15,000 and $90,000, respectively, to Mr. Jeffery Taylor and $0 and $56,000, respectively, to Mr. Don Lee Taylor.  As at July 31, 2024, there was a total of $44,721 owing to Mr. Jeffery Taylor (January 31, 2024 - $44,721) and $426,450 to Mr. Don Lee Taylor (January 31, 2024 - $426,450), respectively, in accrued and unpaid salary under the terms of their employment agreements.

(b) Note payable

On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the Company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the Company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2020, the Company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.  As at July 31, 2024 and January 31, 2024, there was a total of $0 owing to Mr. Jeffery Taylor, and $13,000 to Mr. Don Lee Taylor.

(2a)

For the three and six months ended July 31, 2024, and 2023, the Company was invoiced a total of $0 as consulting services by Ms. Jennifer Taylor, sister of certain of the Company’s former officers and directors.  As of July 31, 2024 and January 31, 2024, there was a total of $166,000 in accrued and unpaid consulting fees.

(2b)

For the three and six months ended July 31, 2024, and 2023, the Company was invoiced a total of $0 as consulting services included in research and development by Ms. Meredith Rountree, sister of the Company’s Chief Executive Officer. As of July 31, 2024 and January 31, 2024, there was a total of $161,250 in accrued and unpaid consulting fees.

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

We recorded $62,500 as fees in each quarter ended July 31, 2024, and 2023 under the terms of this agreement, all of which remains unpaid. As at July 31, 2024 there was a total of $1,315,000 (January 31, 2024 - $1,190,000) in accrued and unpaid salary under the terms of the employment agreement.

In addition, during the six months ended July 31, 2024, Mr. Rountree funded a total accumulated amount of $15,862 for the Company’s expenses. As of July 31, 2024, Mr. Rountree was owed total expenses of $310,609 (January 31, 2024 - $294,474).

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the six months ended July 31, 2024, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $141,619.

These notes bear interest at a rate of 1% per annum, each is due nine months from issue date. Several of the aforementioned notes are currently in default.

(4)

(a) Employment agreement with L. John Lewis

On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. As of July 31, 2024 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2024 - $240,000).

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

(5)

On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. As at July 31, 2024 and January 31, 2024 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.

(6)

On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. As at July 31, 2024 and January 31, 2024 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.  Mr. Tucker holds approximately 10.29% of the Company’s issued and outstanding shares.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8: CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of July 31, 2024 and January 31, 2024, there were 53,957,572 shares issued including 1,000,000 shares of treasury stock, and 52,957,572 shares outstanding.

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

As of January 31, 2024, and January 31, 2023, no Series A Voting Preferred Shares were issued.

NOTE 9: COMMITMENTS

(a)

On July 21, 2017, we entered into a Sublease commencing August 1, 2017, and terminating the earlier of (a) March 31, 2020, or (b) the date the sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covered a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 was $14,535, and the first month of rent was free of charge. In the second year the monthly base rent increased to $15,173.  In the third year the monthly base rent increased to $15,810.  The Company remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company passed on recording the deferred rent relative to the one free month of rent contained within the lease as it was determined to be immaterial. During the period ended April 30, 2018, the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018, the Company abandoned the space without payment or further accruals, and the lease was effectively terminated. After deduction of the Security deposit, a balance of $21,051 remains due and payable at July 31 ,2024 and January 31, 2024.

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

As at July 31, 2024 and January 31, 2024 an amount of $1,001,310 remained due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, with regard to other businesses; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company with essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Results of Operations

Overview of Current Operations

Three months ended July 31, 2024 and 2023

	For the Three Months Ended July 31,
	2024	2023
Revenue	$-	$-

Operating Expenses
Cost of revenue
Depreciation
Legal, accounting and audit fees	15,500	66,258
Management and consulting fees	126,781	140,501
Research, development, and promotion	82,087	123,696
Office supplies and other general expenses	5,556	11,370
Total operating expenses	229,924	341,825

Net operating loss	(229,924)	(341,825)

Other income (expenses)
Interest income
Interest expense	(8,957)	(9,807)
Interest expense, related parties	(10,214)	(8,254)
Total other income (expenses)	(19,171)	(18,061)

Net loss	$(294,095)	$(359,886)

During each of the three months ended July 31, 2024 and 2023, the Company has generated $0 in total revenue.

During the three months ended July 31, 2024, and 2023, the Company incurred total operating expenses of $229,924 and $341,825 respectively.  During the three months ended July 31, 2024, management and consulting fees reflected a decrease from $140,501 (2023) to $126,781 (2024) due to a reduction in consulting fees related to investor relations. Amounts incurred for accounting, audit and legal fees decreased period over period and totaled $15,500 (2024) and $66,258 (2023), respectively, with the decrease predominantly relating to a decrease in fees incurred for audit related services in the current 3 months ended July 31, 2024. During the three months ended July 31, 2024 and 2023 research and development fees incurred were $82,087 and $123,696 respectively as the Company continued to conclude upgrades to its software suite. Fees declined over the comparative periods as a result of completion of certain stages of development and the concurrent reduction to required man hours allocated to research and development in the current three-month period ended July 31, 2024.  Other operating and general and administrative expenses decreased period over period from $11,370 in the three months ended July 31, 2023, to $5,556 for the three months ended July 31, 2024, mainly due to a reduction in stock transfer fees and travel expenses.

The Company recorded cumulative interest expenses of $19,171 and $18,061 in respect of certain convertible notes and other loan agreements, respectively during the three months ended July 31, 2024, and 2023.

The net loss for the three months ended July 31, 2024 was $249,095, as compared to $359,886 in the three months ended July 31, 2023.

Six months ended July 31, 2024 and 2023

	For the Six Months Ended July 31,
	2024	2023
Revenue	$-	$-

Operating Expenses
Cost of revenue
Depreciation
Legal, accounting and audit fees	67,310	86,358
Management and consulting fees	252,281	301,334
Research, development, and promotion	165,959	222,242
Office supplies and other general expenses	20,437	22,885
Total operating expenses	505,987	632,819

Net operating loss	(505,987)	(632,819)

Other income (expenses)
Interest income
Interest expense	(18,551)	(19,296)
Interest expense, related parties	(19,170)	(15,987)
Total other income (expenses)	(37,721)	(35,283)

Net loss	$(543,708)	$(668,102)

During each of the six months ended July 31, 2024, and 2023, the Company has generated $0 in total revenue.

During the six months ended July 31, 2024, and 2023, the Company incurred total operating expenses of $505.987 and $632,819 respectively.  During the six months ended July 31, 2024 management and consulting fees reflected a decrease from $301,334 (2023) to $252,281 (2024) mainly due to a reduction in investor relations fees from $98,000 to $67,281 and a reduction in management fees of $18,333. Amounts incurred for accounting, audit and legal fees decreased period over period and totaled $67,310 (2024) and $86,358 (2023), respectively, with the decrease predominantly relating to a decrease in fees incurred from our independent public registered accounting firm as we did not publish quarterly reports for certain periods in fiscal year 2023, but rather included such reports in our Form 10 Registration filing. During the six months ended July 31, 2024 and 2023 research and development fees incurred were $165,959 and $222,242 respectively as the Company continued to conclude upgrades to its software suite. Fees declined over the comparative periods as a result of completion of certain stages of development and the concurrent reduction to required man hours allocated to research and development in the current six-month period ended July 31, 2024.  Other operating and general and administrative expenses decreased slightly period over period from $22,885 in the six months ended July 31, 2023 to $20,437 for the six months ended July 31, 2024 mainly due to a reduction in stock transfer fees.

The Company recorded cumulative interest expenses of $37,721 and $35,283 in respect of certain convertible notes and other loan agreements, respectively during the six months ended July 31, 2024, and 2023.

The net loss for the six months ended July 31, 2024 was $543,708, as compared to $668,102 in the six months ended July 31, 2023.

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

Statements of Cash Flows for the Six Months ended July 31, 2024 and 2023

The Company used net cash in operations of $138,980 and $187,380 respectively during the six-month periods ended July 31, 2024 and 2023 due to a decrease in accounts payable and accrued expenses from $297,755 (2023) to $245,548 (2024), and a decrease in related party payables from $168,967 (2023) to $159,180. The Company received cash from financing activities of $141,619 (2024) and $189,235 (2023), as a result of proceeds from related party loans.

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

In each of the years ended January 31, 2021 through 2024, and in the six months ended July 31, 2024 the Company has continued to incur costs to expand and develop its Herbo software suite of offerings.  The Company’s need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish revenues from operations to cover all operational overhead. We have also had to rely heavily on loans from related parties in our most recently completed fiscal years as we work to have our shares returned for quotation on the OTC Markets. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at July 31, 2024, the Company had a working capital deficit of $16 million and an accumulated deficit of $78 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As at July 31, 2024 and January 31, 2024, the Company had $4,745 and $2,106 respectively, in cash for total current assets of $4,745 and $2,106. As at July 31, 2024 and January 31, 2024, the Company had intangible assets of $100,000.  At  each of July 31, 2024 and January 31, 2024, the Company had total assets of $104,745 and $102,106 respectively. Total liabilities at July 31, 2024 and January 31, 2024 were $16,109,037 and $15,562,690 respectively. The Company has insufficient funds to meet its ongoing operations and is currently funded through loans and advances from our CEO and CFO, Mr., Michael Rountree.

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

$0 has been recognized as revenue in six months ended July 31, 2024 and 2023. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During the six months ended July 31, 2024 and 2023 we did not incur costs of sales with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of July 31, 2024, and January 31, 2024, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the six months ended July 31, 2024 that have materially, or are reasonably likely to materially, affect the Company’s internal controls over financial reporting.

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

