Form 10-Q
period 2024-10-31
ECO SCIENCE SOLUTIONS, INC.
filed 2024-12-16
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of December 10, 2024, there were 52,957,572 shares of the registrant’s common stock outstanding.

ECO SCIENCE SOLUTIONS, INC.

2

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2024	January 31, 2024

ASSETS
Current assets
Cash	$4,100	$2,106
Total current assets	4,100	2,106

Intangible asset	100,000	100,000
TOTAL ASSETS	$104,100	$102,106

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,562,324	$4,196,092
Related party payables	3,355,785	3,118,025
Notes payable, short-term, related party	3,849,263	3,632,242
Notes payable	2,960,118	2,960,118
Convertible note, net	1,656,213	1,656,213
Total current liabilities	16,383,703	15,562,690

Total liabilities	16,383,703	15,562,690

Stockholders’ deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized of which 1,000 shares are designated Series A Voting Preferred, none issued and outstanding	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 53,957,572 shares issued and 52,957,572 shares outstanding	5,396	5,396
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital, common, and deferred compensation	62,166,104	62,166,104
Accumulated deficit	(78,443,603)	(77,624,584)
Total stockholders’ deficit	(16,279,603)	(15,460,584)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$104,100	$102,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

Operating expenses:
Legal, accounting and audit fees	28,254	22,500	95,564	108,858
Management and consulting fees	125,500	140,500	377,781	441,833
Research, development, and promotion	86,081	107,603	252,040	321,253
Office supplies and other general expenses	16,157	5,609	36,594	37,087
Total operating expenses	255,992	276,212	761,979	909,031

Net operating loss	(255,992)	(276,212)	(761,979)	(909,031)

Other income (expenses)
Interest expense	(10,039)	(9,806)	(29,209)	(29,102)
Interest expense, related parties	(9,280)	(8,473)	(27,831)	(24,460)
Total other income (expenses)	(19,319)	(18,279)	(57,040)	(53,562)

Net loss	$(275,311)	$(294,491)	$(819,019)	$(962,593)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	52,957,572	52,957,572	52,957,572	52,957,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2024	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(77,624,584)	$(15,460,584)

Net Loss	-	-	-	-	-	-	-	(294,613)	(294,613)
Balance, April 30, 2024	-	-	53,957,572	5,396	(1,000,000)	(7,500)	62,166,104	(77,919,197)	(15,755,197)

Net Loss								(249,095)	(249,095)
Balance, July 31, 2024	-	-	53,957,572	5,396	(1,000,000)	(7,500)	62,166,104	(78,168,292)	(16,004,292)

Net Loss								(275,311)	(275,311)
Balance, October 31, 2024	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(78,443,603)	$(16,279,603)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2023	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(76,382,316)	$(14,218,316)

Net Loss	-	-	-	-	-	-	-	(308,216)	(308,216)
Balance, April 30, 2023	-	-	53,957,572	5,396	(1,000,000)	(7,500)	62,166,104	(76,690,532)	(14,526,532)

Net Loss								(359,886)	(359,886)
Balance, July 31, 2023	-	-	53,957,572	5,396	(1,000,000)	(7,500)	62,166,104	(77,050,418)	(14,886,418)

Net Loss								(294,491)	(294,491)
Balance, October 31, 2023	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(77,344,909)	$(15,180,909)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(819,019)	$(962,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	14,000
Increase (decrease) in accounts payable and accrued expenses	366,232	454,945
Increase (decrease) in related party payables	237,760	246,528
Net cash used in operating activities	(215,027)	(247,120)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from related party loans	217,021	249,120
Net cash provided by financing activities	217,021	249,120

Net increase (decrease) in cash	1,994	2,000
Cash-beginning of period	2,106	526
Cash-end of period	$4,100	$2,526

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As of October 31, 2024, the Company had a working capital deficit of approximately $16 million and an accumulated deficit of approximately $78 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized.  These costs are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation. During the three months ended April 30, 2023, the Company acquired certain commercial software (ref: Note 3) at a cost of $100,000 which amount has been capitalized. There is no impairment expense for the intangible assets in fiscal year ended January 31, 2024, and in the nine month period ended October 31, 2024. The Company expects to amortize the software over an estimated useful life of 3 years once commercial sales begin.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

$0 has been recognized as revenue in the three- and nine-month periods ended October 31, 2024, and 2023. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During the three and nine months ended October 31, 2024, and 2023 we did record any sales of our software suite.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of October 31, 2024, and January 31, 2024, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet. (see Note 6).

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share (continued)

number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Presently the Company’s shares are not listed for trading on an exchange and there is no market price for its common stock.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

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

NOTE 3 – INTANGIBLE ASSETS

On April 5, 2023, the Company and eXPO Financial Services LLC entered into a Software Acquisition Agreement (the “Software Agreement”) where under the Company has acquired from eXPO Financial Services all rights, title and interest to a computer program referred to as eXPO (electronic eXchange portal) for a total purchase price of $100,000 payable in installments over an eight-month period commencing April 15, 2023. A total of $14,000 reflected on the Company’s balance sheets at January 31, 2023 as prepaid deposits was immediately applied to the purchase price under the Software Agreement leaving a balance of $86,000 payable in installments over the eight-month term, which amount was paid in full as of January 31, 2024.  The Company capitalized the software as of the date of the agreement as intangible assets and expects to amortize the software over an estimated useful life of 3 years once commercial sales begin.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at October 31, 2024 and January 31, 2024 consist of the following:

	October 31, 2024	January 31, 2024
Accounts payable	$4,318,067	$4,004,044
Interest payable	208,257	179,048
Accrued other expenses	36,000	13,000
	$4,562,324	$4,196,092

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5: NOTES PAYABLE

Notes payable consists of the following loans:

	October 31, 2024	January 31, 2024
Note 1 in fiscal year 2017 each due in three months from issuance date	$14,930	$14,930
Note 2 in fiscal year 2017 due in three months from issuance date	50,000	50,000
Note 3 in fiscal year 2017, 2018 and 2019, each due in twelve months from issuance date	2,225,500	2,225,500
Note 4 in fiscal year 2017, each due in nine months from issuance date	305,266	305,266
Note 5 in fiscal year 2019 due in nine months from issuance date	14,422	14,422
Note 6 in fiscal year 2021 due in 3 years from issuance date	350,000	350,000
Total	$2,960,118	$2,960,118

Interest expenses for above notes recorded in the three and nine months ended October 31, 2024 and 2023 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Interest expenses	$6,210	$6,209	$18,494	$18,426

Note 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each note was due three months from issue date.  As of October 31, 2024, the notes remain unpaid and are in default.

Interest expenses recorded in three and nine months ended October 31, 2024 and 2023 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Interest expenses	$38	$38	$112	$112

	October 31, 2024	January 31, 2024
Interest payable	$1,264	$1,152
Note payable	$14,930	$14,930

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and was due three months from issue date. As of October 31, 2024, the note remains unpaid and is in default.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5: NOTES PAYABLE (continued)

Note 2: (continued)

Interest expenses recorded in the three and nine months ended October 31, 2024, and 2023 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Interest expenses	$126	$126	$375	$374

	October 31, 2024	January 31, 2024
Interest payable	$4,003	$3,628
Note payable	$50,000	$50,000

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

On March 28, 2018, this third party purchased an additional $250,000 in notes from Rountree Consulting, a company controlled by our CEO, Mr. Michael Rountree. The purchased notes bear interest at a rate of 1% per annum beginning on June 27, 2018, and were payable within thirty days’ notice of the Maturity Date.

During the fiscal years ended January 31, 2021 and 2020, the Company made cash payments of $5,000 and $7,500, respectively to the notes.

On December 8, 2020, the Company cancelled One Million Five Hundred Thousand Dollars ($1,500,000) of debt owing on these notes under an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW. (Ref Note 13(1) - Contingencies).

On January 31, 2021, the Company and Note holder entered into a consolidation of the principal sums of prior notes (“Consolidated Note’) entered into between the dates of January 1, 2017, and January 31, 2021. This Consolidated Note is non-interest bearing and pursuant to a court order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW no interest accrued on any prior notes shall be payable to the note holder. The term of this Consolidated Note was one year, and one day, and due on February 1, 2022. However, no payments shall be made toward this Note without approval from the Board of Directors. The Consolidated Note is currently in default.

	October 31, 2024	January 31, 2024
Note payable	$2,225,500	$2,225,500

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5: NOTES PAYABLE (continued)

Note 4:

During the year ended January 31, 2019, the Company received $305,266 in total proceeds from a third party. The associated notes bear interest at a rate of 1% per annum and were each due nine months from issue date.  The notes remain unpaid and are in default.

Interest expenses recorded in the three and nine months ended October 31, 2024 and 2023 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Interest expenses	$717	$716	$2,134	$2,126

	October 31, 2024	January 31, 2024
Interest payable	$17,819	$15,685
Note payable	$305,266	$305,266

Note 5:

On September 12, 2018, the Company received $14,422 from a third party. The note bears interest at a rate of 1% per annum and was due nine months from issue date.   The note remains unpaid and is in default.

Interest expenses recorded in the three and nine months ended October 31, 2024, and 2023 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Interest expenses	$36	$36	$108	$108

	October 31, 2024	January 31, 2024
Interest payable	$885	$777
Note payable	$14,422	$14,422

Note 6:

On December 8, 2020, the Company entered into a Promissory Note in the amount of $350,000 with Robbins LLP, pursuant to the Order and Judgment in the settlement of a lawsuit entitled In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.). The note bears interest at a rate of 6% per annum, and is due three (3) years from issue date.   The note remains unpaid and is in default.

Interest expenses recorded in the three and nine months ended October 31, 2024, and 2023 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Interest expenses	$5,293	$5,293	$15,764	$15,706

	October 31, 2024	January 31, 2024
Interest payable	$81,871	$66,107
Note payable	$350,000	$350,000

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

As at the date of this report, the Lender has not made a demand for payment and the note is in default.

At each of October 31, 2024 and January 31, 2024, convertible notes payable consisted of the following:

	October 31, 2024	January 31, 2024
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

Interest expenses recorded in the three and nine months ended October 31, 2024, and 2023 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Interest expenses	$3,598	$3,597	$10,715	$10,676

	October 31, 2024	January 31, 2024
Interest payable	$99,992	$89,277

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7: RELATED PARTY TRANSACTIONS

As of October 31, 2024, and January 31, 2024, related parties and former related parties are due a total of $7,205,048 and $6,750,267, respectively:

	October 31, 2024	January 31, 2023
Related party payables (1)(2)(3)(4)(5)(6)	$3,355,785	$3,118,025
Notes payable (1)(3)(4)	3,849,263	3,632,242
Total related party transactions	$7,205,048	$6,750,267

Services provided from related parties and former related parties:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Mr. Jeffery Taylor (1)(a)	$-	$-	$-	$9,584
Mr. Don Lee Taylor (1)(a)	-	-	-	8,750
Mr. Michael Rountree (3)(a)	62,500	62,500	187,500	187,500
	$62,500	$62,500	$187,500	$205,834

Interest expenses due to related parties and former related parties:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Mr. Don Lee Taylor (1)(b)	$33	$33	$98	$98
Mr. Michael Rountree (3)(b)	9,051	8,012	26,457	23,091
Mr. Lewis (4)	429	428	1,277	1,271
	$9,513	$8,473	$27,832	$24,460

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

(UNAUDITED)

NOTE 7: RELATED PARTY TRANSACTIONS (continued)

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

During the nine Months ended October 31, 2024, the company didn’t make any cash payments to both. During the fiscal years ended January 31, 2024, and 2023, the Company paid $15,000 and $90,000, respectively, to Mr. Jeffery Taylor and $0 and $56,000, respectively, to Mr. Don Lee Taylor.  As at October 31, 2024, there was a total of $44,721 owing to Mr. Jeffery Taylor (January 31, 2024 - $44,721) and $426,450 to Mr. Don Lee Taylor (January 31, 2024 - $426,450), respectively, in accrued and unpaid salary under the terms of their employment agreements.

(b) Note payable

On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the Company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the Company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2020, the Company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.  As at October 31, 2024 and January 31, 2024, there was a total of $0 owing to Mr. Jeffery Taylor, and $13,000 to Mr. Don Lee Taylor.

(2a)

For the three and nine Months ended October 31, 2024, and 2023, the Company was invoiced a total of $0 as consulting services by Ms. Jennifer Taylor, sister of certain of the Company’s former officers and directors.  As of October 31, 2024 and January 31, 2024, there was a total of $166,000 in accrued and unpaid consulting fees.

(2b)

For the three and nine Months ended October 31, 2024, and 2023, the Company was invoiced a total of $0 as consulting services included in research and development by Ms. Meredith Rountree, sister of the Company’s Chief Executive Officer. As of October 31, 2024 and January 31, 2024, there was a total of $161,250 in accrued and unpaid consulting fees.

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

(UNAUDITED)

NOTE 7: RELATED PARTY TRANSACTIONS (continued)

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

We recorded $62,500 as fees in each quarter ended October 31, 2024, and 2023 under the terms of this agreement, all of which remains unpaid. As at October 31, 2024 there was a total of $1,377,500 (January 31, 2024 - $1,190,000) in accrued and unpaid salary under the terms of the employment agreement.

In addition, during the Nine Months ended October 31, 2024, Mr. Rountree funded a total accumulated amount of $15,862 for the Company’s expenses. As of October 31, 2024, Mr. Rountree was owed total expenses of $310,609 (January 31, 2024 - $294,474).

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

During the nine Months ended October 31, 2024, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $217,021.

These notes bear interest at a rate of 1% per annum, each is due nine months from issue date. Several of the aforementioned notes are currently in default.

 ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7: RELATED PARTY TRANSACTIONS (continued)

(4)

(a) Employment agreement with L. John Lewis

On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. As of October 31, 2024 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2024 - $240,000).

(b) Note payable

During the three months ended April 30, 2018, Mr. Lewis paid $175,000 to third parties on behalf of the Company which amount was recorded in Accounts payable – related parties.

On October 31, 2018, the Company issued promissory notes to Mr. Lewis to convert the payable amount to a note payable in the amount of $170,000. The notes bear interest at a rate of 1% per annum, each was due nine months from the issue date and all notes are currently in default.

(5)

On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. As at October 31, 2024 and January 31, 2024 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.

(6)

On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. As at October 31, 2024 and January 31, 2024 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.  Mr. Tucker holds approximately 10.29% of the Company’s issued and outstanding shares.

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

As of October 31, 2024 and January 31, 2024, there were 53,957,572 shares issued including 1,000,000 shares of treasury stock, and 52,957,572 shares outstanding.

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

As of October 31, 2024, and January 31, 2024, no Series A Voting Preferred Shares were issued.

NOTE 9: COMMITMENTS

(a)

On July 21, 2017, we entered into a Sublease commencing August 1, 2017, and terminating the earlier of (a) March 31, 2020, or (b) the date the sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covered a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to October 31, 2018 was $14,535, and the first month of rent was free of charge. In the second year the monthly base rent increased to $15,173.  In the third year the monthly base rent increased to $15,810.  The Company remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company passed on recording the deferred rent relative to the one free month of rent contained within the lease as it was determined to be immaterial. During the period ended April 30, 2018, the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018, the Company abandoned the space without payment or further accruals, and the lease was effectively terminated. After deduction of the Security deposit, a balance of $21,051 remains due and payable at October 31 ,2024 and January 31, 2024.

 ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9: COMMITMENTS (continued)

(b)

The Company has entered into verbal agreements with Take2L, an arm’s length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform. As of January 31, 2023, Take2L had invoiced the Company a cumulative total of $1,328,810, including the original $350,000, of which at January 31, 2023 the Company had paid a total of $327,500 towards the outstanding balance payable. In each of the fiscal years ended January 31, 2024, and 2023 the Company paid $0 and $117,500. There were no payments made in the three or nine months ended October 31, 2024 and 2023.

As at October 31, 2024 and January 31, 2024 an amount of $1,001,310 remained due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, with regard to other businesses; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company with essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

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

NOTE 9: COMMITMENTS (continued)

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

As consideration for his service, in addition to receiving two million five hundred thousand (2,500,000) restricted shares of the Company’s common stock, he will receive an advisory fee of Ten Thousand Dollars ($10,000) per month, commencing December 24, 2020. Half of the monthly advisory fee ($5,000) must be paid to Mr. Mudd, while the other half of the advisory fee may be accrued on a monthly basis until the Company has closed a bona fide third-party debt and/or equity financing of at least eight hundred thousand dollars ($800,000). As of October 31, 2024 Mr. Mudd was owed $460,000 (January 31, 2024 - $370,000).

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

Results of Operations

Overview of Current Operations

Three months ended October 31, 2024 and 2023

	For the Three Months Ended October 31,
	2024	2023
Revenue	$-	$-

Operating Expenses
Cost of revenue
Depreciation
Legal, accounting and audit fees	28,254	22,500
Management and consulting fees	125,500	140,500
Research, development, and promotion	86,081	107,603
Office supplies and other general expenses	16,157	5,609
Total operating expenses	255,992	276,212

Net operating loss	(255,992)	(276,212)

Other income (expenses)
Interest income
Interest expense	(10,039)	(9,806)
Interest expense, related parties	(9,280)	(8,473)
Total other income (expenses)	(19,319)	(18,279)

Net loss	$(275,311)	$(294,491)

During each of the three months ended October 31, 2024 and 2023, the Company has generated $0 in total revenue.

During the three months ended October 31, 2024, and 2023, the Company incurred total operating expenses of $255,992 and $276,212 respectively.  During the three months ended October 31, 2024, management and consulting fees reflected a decrease from $140,500 (2023) to $125,500 (2024) due to a reduction in consulting fees related to investor relations. Amounts incurred for accounting, audit and legal fees had a small increase period over period and totaled $28,254 (2024) and $22,500 (2023), respectively.  During the three months ended October 31, 2024 and 2023 research and development fees incurred were $86,081 and $107,603 respectively as the Company continued to conclude upgrades to its software suite. Fees declined over the comparative periods as a result of completion of certain stages of development and the concurrent reduction to required man hours allocated to research and development in the current three-month period ended October 31, 2024.  Other operating and general and administrative expenses increased period over period from $5,609 in the three months ended October 31, 2023, to $16,157 for the three months ended October 31, 2024, mainly due to an increase in computer and internet and travel expenses.

The Company recorded cumulative interest expenses of $19,319 and $18,279 in respect of certain convertible notes and other loan agreements, respectively during the three months ended October 31, 2024, and 2023.

The net loss for the three months ended October 31, 2024 was $275,311, as compared to $294,491 in the three months ended October 31, 2023.

Nine months ended October 31, 2024 and 2023

	For the Nine Months Ended October 31,
	2024	2023
Revenue	$-	$-

Operating Expenses
Cost of revenue
Depreciation
Legal, accounting and audit fees	95,564	108,858
Management and consulting fees	377,781	441,833
Research, development, and promotion	252,040	321,253
Office supplies and other general expenses	36,594	37,087
Total operating expenses	761,979	909,031

Net operating loss	(761,979)	(909,031)

Other income (expenses)
Interest income
Interest expense	(29,209)	(29,102)
Interest expense, related parties	(27,831)	(24,460)
Total other income (expenses)	(57,040)	(53,562)

Net loss	$(819,019)	$(962,593)

During each of the nine months ended October 31, 2024, and 2023, the Company has generated $0 in total revenue.

During the nine months ended October 31, 2024, and 2023, the Company incurred total operating expenses of $761,979 and $909,031 respectively.  During the nine months ended October 31, 2024 management and consulting fees reflected a decrease from $441,833 (2023) to $377,781 (2024) mainly due to a reduction in investor relations fees and a reduction in management fees. Amounts incurred for accounting, audit and legal fees decreased period over period and totaled $95,564 (2024) and $108,858 (2023), respectively, with the decrease predominantly relating to a decrease in fees incurred from our independent public registered accounting firm. During the nine months ended October 31, 2024 and 2023 research and development fees incurred were $252,040 and $321,253 respectively as the Company continued to conclude upgrades to its software suite. Fees declined over the comparative periods as a result of completion of certain stages of development and the concurrent reduction to required man hours allocated to research and development in the current nine-month period ended October 31, 2024.  Other operating and general and administrative expenses decreased slightly period over period from $37,087 in the nine months ended October 31, 2023 to $36,594 for the nine months ended October 31, 2024.

The Company recorded cumulative interest expenses of $57,040 and $53,562 in respect of certain convertible notes and other loan agreements, respectively during the nine months ended October 31, 2024, and 2023.

The net loss for the nine months ended October 31, 2024 was $819,019, as compared to $962,593 in the nine months ended October 31, 2023.

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

Statements of Cash Flows for the Nine Months ended October 31, 2024 and 2023

The Company used net cash in operations of $215,027 and $247,120 respectively during the nine-month periods ended October 31, 2024 and 2023 due to a decrease in accounts payable and accrued expenses from $454,945 (2023) to $366,232 (2024), and a decrease in related party payables from $246,528 (2023) to $237,760 (2024). The Company received cash from financing activities of $217,021 (2024) and $249,120 (2023), as a result of proceeds from related party loans.

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

In each of the years ended January 31, 2021 through 2024, and in the nine months ended October 31, 2024 the Company has continued to incur costs to expand and develop its Herbo software suite of offerings.  The Company’s need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish revenues from operations to cover all operational overhead. We have also had to rely heavily on loans from related parties in our most recently completed fiscal years as we work to have our shares returned for quotation on the OTC Markets. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of October 31, 2024, the Company had a working capital deficit of approximately $16 million and an accumulated deficit of approximately $78 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of October 31, 2024 and January 31, 2024, the Company had $4,100 and $2,106 respectively, in cash for total current assets of $4,100 and $2,106. As at October 31, 2024 and January 31, 2024, the Company had intangible assets of $100,000.  At each of October 31, 2024 and January 31, 2024, the Company had total assets of $104,100 and $102,106 respectively. Total liabilities at October 31, 2024 and January 31, 2024 were $16,383,703 and $15,562,690 respectively. The Company has insufficient funds to meet its ongoing operations and is currently funded through loans and advances from our CEO and CFO, Mr., Michael Rountree.

The Company has limited financial resources available outside loans from its officers and directors and funds it has previously obtained through use of convertible notes and loans from related parties. There can be no guarantee the Company will continue to receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads as we continue to implement our business plan.  While we generated modest revenue in fiscal 2022, we did not report any revenue in fiscal 2024 or in the nine months ended October 31, 2024 as we continued to enhance our software suite and we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

$0 has been recognized as revenue in the nine months ended October 31, 2024 and 2023. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During the three and nine months ended October 31, 2024, and 2023 we did not record any sales of our Herbo software suite.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of October 31, 2024, and January 31, 2024, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended October 31, 2024, that have materially, or are reasonably likely to materially, affect the Company’s internal controls over financial reporting.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ECO SCIENCE SOLUTIONS, INC.

December 16, 2024	/s/ Michael Rountree
CEO, CFO, COO, President, and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer)

