Form 10-K
period 2025-01-31
ECO SCIENCE SOLUTIONS, INC.
filed 2025-05-15
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant if a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Company was not quoted on any trading platform as of July 31, 2024.  Therefore, there is no aggregate market value of the voting and non-voting common equity held by non-affiliates to report as of July 31, 2024.

As of May 12, 2025, 52,957,572 shares of the registrant’s common stock, par value of $0.0001 per share, were outstanding.

INDEX

ECO SCIENCE SOLUTIONS INC.

PART I.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and any statements regarding future potential revenue, gross margins and our prospects for 2025 and thereafter. These statements may appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Need for additional capital;
•	Limited operating history;
•	Limited experience introducing new products;
•	Our ability to successfully expand our operations and manage our future growth;
•	Difficulty in managing our growth and expansion;
•	Dilutive effects of any raising of additional capital;
•	The deterioration of global economic conditions and the decline of consumer confidence and spending;
•	Material weaknesses reported in our internal control over financial reporting;
•	Our ability to protect intellectual property rights and the value of our products;
•	The potential for product liability claims against us;
•	Our dependence on third party manufacturers to manufacture our products;
•	Our common stock is currently classified as a penny stock;
•	Our stock price may experience future volatility;
•	The illiquidity of our common stock; and
•	Substantial sales of shares of our common stock.

Actual results may vary materially from those in such forward-looking statements as a result of various factors.  Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements. Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used. References in this Annual Report on Form 10-K to the “Company,” “ESSI,” “we,” “our,” and “us” refer to Eco Science Solutions, Inc.

ITEM 1. BUSINESS

Corporate Overview

The Company’s principal executive office is located at 300 S. El Camino Real #206 San Clemente, CA 92672.  The Company’s telephone number is 833-GoHerbo (833 464-3726). The Company’s website is www.useherbo.com.

The Company intends to continue developing and operating as a technology solutions provider servicing businesses that have complex financial accounting, inventory management, and sales tracking in both regulated and non-regulated verticals. We have developed and launched our cloud-based ERP platform (“Herbo”) and financial services platform (“Herbo Pay”) to support the unique end-to-end business requirements of regulated, cash-intensive industries that include, but are not limited to: cannabis, gaming, firearms and ammunition; and non-regulated, but highly complex industries such as oil and gas. We continue to identify and prioritize multi-billion vertical industries that are fractionalized and have an operational need to leverage technology solutions such as Herbo to bring visibility, traceability and viability to their business operations.

We will continue to enhance our enterprise initiatives focused on developing technologies that build upon our existing, proprietary financial accounting platform, coupled with data analytics, to help businesses to be more effective in their abilities to connect, market, and transact to businesses and sell directly to consumers.

Eco Science Solutions, Inc. seeks to provide a 360-degree ecosystem that connects B2B (business-to-business), B2C (business-to-consumer) and B2G (business-to-government) segments together through technology offerings that include: business location directory, localized digital communications between consumers and business operators, social networking, e-commerce connected inventory management / selection, payment facilitation and cash management.  This unique end-to-end offering enables traditional B2B manufacturers with opportunities to directly engage and sell to consumers seamlessly and efficiently.

The Company currently trades on the OTC Pink Markets under the trading symbol ESSI. Trading commenced on December 6, 2024.

We currently have no revenue and are actively seeking users of our software. Mr. Rountree is actively searching out businesses that would benefit from using the Herbo ERP and Herbo Pay financial software.

Corporate History

Formation and Business Development

The Company was incorporated in the state of Nevada on December 8, 2009, under the name Pristine Solutions, Inc.  The Company changed its name to Eaton Scientific Systems Inc., effective November 27, 2012, and to Eco Science Solutions, Inc. in February 2014.  Additionally, the Company effected a 1000 to 1 reverse split in February 2014.

On September 21, 2020, the United States District Court for the District of Hawaii issued an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), preliminarily approving a proposed settlement (the “Settlement”) as set forth in a Stipulation of Settlement dated September 21, 2020 (the “Stipulation”), by and among (i) plaintiffs Mr. Ian Bell and Mr. Marc D' Annunzio, individually and derivatively on behalf of Eco Science Solutions Inc. (the “ESSI or the Company”); (ii) certain of the Company’s current and former officers, directors and consultants; and (iii) the Company. The Settlement was subject to further consideration at the settlement hearing described below.

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

Terms of Settlement for an Order issued December 3, 2020, included, inter alia, the following:

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

All of the above terms have been implemented, shares have been returned and cancelled, the promissory note has been entered into, both Jeffery and Don Taylor resigned all positions held in the Company, Mr. Mudd is serving as Ombudsman and Chairman of the Board.  Setting aside 15% of our revenue and/or financing is incumbent on the Company raising financing and or generating revenue. The putting aside of the 15% is at the discretion of Mr. Mudd, as are the remaining items of the Order as described in more detail in Item 3 – Legal Proceedings below.

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

On January 28, 2021, the Board of Directors accepted the resignation of Jeffery Taylor as Chief Executive Officer, effective January 31, 2021, and Michael Rountree accepted the appointment of Chief Executive Officer of the Company, effective January 31, 2021. Michael Rountree holds the positions of Chief Executive Office, Chief Operating Officer and Chief Financial Officer, as well as President and Treasurer.

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

On April 2, 2025, the Board of Directors approved, authorized and accepted the resignation of S. Randall Oveson as Secretary of the Company, and did approve and authorize the appointment of Michael Rountree as Secretary of the Company, making Mr. Rountree the sole officer of the Company.

On April 2, 2025, the Board of Directors of the Company deemed it in the best interest of the Company and the shareholders to dissolve Ga-Du Corporation; on April 3, 2025, a Certificate of Dissolution/Withdrawal was filed with the state of Nevada, and Ga-Du Corporation was dissolved.

Eco Science Solutions, Inc. seeks to provide a 360-degree ecosystem that connects B2B (business-to-business), B2C (business-to-consumer) and B2G (business-to-government) segments together through technology offerings that include:  business location directory, localized digital communications between consumers and business operators, social networking, e-commerce connected inventory management/selection, payment facilitation and cash management.  This unique end-to-end offering enables traditional B2B manufacturers with opportunities to directly engage and sell to consumers seamlessly and efficiently.

The Company’s cloud-based ERP platform (“Herbo”) has proprietary financial accounting and inventory management capabilities, and when combined with its financial services platform (“Herbo Pay”), provides enhanced tracking and traceability to support the unique compliance requirements of regulated, cash-intensive industries such as cannabis and CBD.  Herbo has a comprehensive, end-to-end business commerce solution to service vertically integrated businesses, which the Company intends to promote its ERP and financial services platform to other regulated industries such as gaming, firearm and ammunition, and highly complex industries such as oil and gas.

* Eco Science Solutions, Inc. is not in the business of growing, manufacturing, or distributing cannabis.

The Company

Current Operations

Herbo

Herbo is a comprehensive, cloud-based Enterprise Resource Planning platform  that is customizable, delivering its ERP modules via a software as a service (SaaS) business model.

Herbo Pay is a financial services platform that enables businesses to provide a cashless transaction environment to their customer and vendors.  The platform is a secure portal for account access and features that incorporate current banking standards for operating and securing online data.  In terms of Financial Services, the platform uses a strict and proprietary Know-Your-Customer (KYC) process, that ensures compliance regardless of the underlying usage.  Herbo Pay can be used for membership capture, registrations of various kinds, for customer accounts retention and marketing, and/or for the creation and management of Herbo Pay credit accounts.  In addition, the Herbo Pay platform has been enhanced for mobile devices.  The mobile payment platform accommodates the purchasing of products and services. Herbo Pay’s value proposition and features uniquely positions it to provide financial banking services to underserved businesses in regulated and non-regulated industries.

We have developed a comprehensive, end-to-end ERP solution to service broad operational needs of business, With a single login, businesses can have access to all of our ERP modules, which include:

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

Herbo ERP and its associated cashless platform, Herbo Pay, enable a jurisdiction, domestic or international, with the ability to do more than just traditional tag tracking which is the predominant regulatory technology system currently utilized in the United States and abroad.

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

On April 13, 2018 it was announced that President Donald Trump had promised Senate Republican Cory Gardner that he will support congressional efforts to protect states that have legalized marijuana, defusing a months-long standoff between Sen. Cory Gardner and the administration over Justice Department nominees. Trump told Gardner that despite the DOJ memo of January 4, 2018, the marijuana industry in Colorado will not be targeted. A bill has not been finalized, but discussion has commenced to find legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize marijuana.(1)

(1) https://www.washingtonpost.com/politics/trump-gardner-strike-deal-on-legalized-marijuana-ending-standoff-over -justice-nominees/ 2018/04/13/2ac3b35a-3f3a-11e8-912d-16c9e9b37800_story.html

January 4, 2020 marked the two-year anniversary of the “Sessions Memorandum” in which (then) Attorney General Jeff Sessions rescinded the Cole Memorandum and other Obama era DOJ guidance which essentially stated that DOJ would not prosecute state-compliant marijuana-related activity.  Many saw the statement as a declaration of a new “War on Drugs.” However, a review of DOJ cases brought over the last two years reveals that the Trump Justice Department has largely adhered to the Obama Administration’s enforcement priorities.

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

At the federal level, marijuana remains classified as a Schedule I drug, meaning it's illegal for any use, but enforcement is generally lax in states where it's legalized, and a review to potentially move it to Schedule III is underway.

Here's a more detailed breakdown:

•	Federal Classification:

Under the Controlled Substances Act (CSA), cannabis is currently classified as a Schedule I drug, meaning it's considered to have a high potential for abuse and no accepted medical use.

•	Federal Enforcement:

Despite the federal prohibition, federal law enforcement generally does not actively pursue cases involving the possession, cultivation, or intrastate distribution of cannabis in states where such activities are legal.

•	State-Level Legalization:

As of November 2023, 24 states, along with the District of Columbia, Guam, the Northern Mariana Islands, and the U.S. Virgin Islands, have legalized recreational cannabis use, with most also allowing commercial sales.

•	Medical Cannabis:

38 states, four out of five permanently inhabited U.S. territories, and the District of Columbia have legalized medical cannabis.

•	Decriminalization:

Some states have decriminalized cannabis possession, meaning it's no longer a criminal offense, but may still carry fines or other penalties.

•	Schedule III Review:

The Drug Enforcement Administration (DEA) has initiated a review to potentially reclassify cannabis to Schedule III, which would mean it's considered to have a lower potential for abuse and has accepted medical uses.

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

Since 2014, Congress has made immense strides in marijuana policy. The bipartisan Congressional Cannabis Caucus launched in 2017 and is headed by Representatives Dana Rohrabacher (CA-48), Earl Blumenauer (OR-03), Don Young (AK-At Large), and Jared Polis (CO-02). The group is “dedicated to developing policy reforms that bridge the gap between federal laws banning marijuana and the laws in an ever-growing number of states that have legalized it for medical or recreational purposes” Additionally, each year more Representatives and Senators sign on and cosponsor marijuana legalization bills including the CARERS Act, REFER Act and others. While there are different perspectives on the most effective route to end federal marijuana prohibition, Congressman Blumenauer and Senator Wyden introduced the three-bill package, Path to Marijuana Reform which would fix Section 280E of the Code, eliminate civil asset forfeiture and federal criminal penalties for businesses complying with state law, reduce barriers to banking, and would de-schedule, tax and regulate marijuana in 2017. Senator Booker has also introduced the Marijuana Justice Act, which would de-schedule marijuana, and in 2018 Congresswoman Barbara Lee introduced the House companion.

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

Employees

We have three (3) employees, inclusive of our executive officers and directors and one special consultant under contract as of January 31, 2025.  We have various additional consultants retained to assist in the development of our business objectives.

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

ITEM 1A. RISK FACTORS.

Not required for a “smaller reporting company”.

ITEM 1B – UNRESOLVED STAFF COMMENTS

N/A

ITEM 1C - CYBERSECURITIES

Risk Management and Strategy

The Company invests in information technology systems for its Herbo website. Such investments, including the implementation of technology updates, improves the Company’s customers’ experience, and supports both compliance and internal controls. The Company is actively attempting to identify and manage cybersecurity risks. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is a Company Priority.

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

1.	The purchase of Directors’ and Officers’ Insurance
2.	Appointment of two new, independent Directors
3.	Creation of a board-level Governance Committee
4.	Adoption of Written Corporate Governance Guidelines and Code of Ethics
5.	Creation of an Audit Committee – the Company has an audit committee consisting solely of Ombudsman, Mr. A Carl Mudd at the present.
6.	Enhanced Board Independence
7.	Termination of existing compensation plans – compensation plans that existed at the time of the Order have been terminated.
8.	Immediate cessation of current and future business dealings with third party stock promoters – there is not now, nor has there been dealings with third party stock promoters.
9.	Maintain the Company’s website – the Company’s website is maintained and updated
10.

Creation of an Investor Relations Officer – we will engage an investor relations officer once the company begins generating enough revenue so that Mr. Rountree is not financing the filings required by a public company

11.	Engage In-House and General Counsel – the Company has general counsel and will engage in-house counsel as necessary
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
16.	Establish documentation of Policies and Financial Reporting Checklist
17.	Annually assess the adequacy of the Company’s internal controls
18.	Provide continuing director education and employee compliance training
19.	Establish board oversight of Company’s expenditures

Numbers 1 through 6, save item 5, establishment of the audit committee, to date have not been implemented as there has been no revenue generated and currently the Company only has one (1) employee, exclusive of board members.  To date, Mr. Rountree is funding the Company and there aren’t enough funds to implement all of the requirements of the Stipulation.  Mr. Mudd continues to monitor the progress of the Company.  Numbers 14 through 19 have not yet been implemented; with regard to number 19, the Board discusses with Mr. Rountree the expenses incurred by the Company at board meetings.  The agreement calls for the above to be completed within four years; however, the implementation of each remains at the discretion, and subject to the judgement, of Mr. Mudd.  In the event that the Company does not begin to generate income, or secure financing, the Company will fail.

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

Item 4.  Mine Safety Disclosures

No disclosure required

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Company commenced quotation on the OTC Markets on September 14, 2010. From September 14, 2010, through May 3, 2013, our common stock was quoted on the OTC Markets under the name “Pristine Solutions, Inc.” From May 3, 2013, until February 18, 2014, our Company was quoted on the OTC Markets under the name “Eaton Scientific Systems, Inc.” From February 18, 2014, to February 2017, our common stock was quoted on the OTC Pink Markets under the name “Eco Science Solutions, Inc. and under the symbol “ESSI”; from February 2017 to May 2017 our Company was quoted on the OTCMarkets: QB under the symbol “ESSI”. During May 2017 the trading of ESSI shares on the public exchanges was suspended.

On October 6, 2022, our securities were revoked along with our trading symbol. On December 6, 2024, the OTC Markets began quotation of our shares on the OTC Markets Pink Sheets under the trading symbol “ESSI”. On February 7, 2025, FINRA completed processing the Company’s Form 211 and brokers were able to resume publication of competing quotes and provide continuous market making

As of the date of Annual Report on Form 10-K there are approximately 74 stockholders of record of our common stock.

Dividends

We did not declare or pay dividends during fiscal 2024 or 2025.

Issuances of Unregistered Securities

We did not issue any securities during the fiscal years ended January 31, 2025 and 2024.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for a “smaller reporting company”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended January 31, 2025, and 2024, that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

The Company’s consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Overview of Current Operations

Results of Operations for the years ended January 31, 2025, and 2024

During the fiscal years ended January 31, 2025, and 2024, the Company generated no revenue.  Costs of revenue totaled $0 in fiscal 2025 and 2024, respectively.

As at January 31, 2025 and 2024, the Company had $2,817 and $2,106 in cash and $4,455 and$0 in prepaid amounts for total current assets of $7,272 and $2,106, respectively.

During the fiscal years ended January 31, 2025, and 2024, the Company incurred total operating expenses of $1,025,139 and $1,170,023, respectively.  Amounts expended on management and consulting fees reflect a decrease from $592,000 (2024) to $503,281 (2025) as certain consulting contracts expired in the current fiscal year and were not renewed. Amounts incurred for accounting, audit and legal fees totaled $140,554 in fiscal 2025 and $125,538 in fiscal 2024 mainly due to the fact that we incurred additional fees for accounting and audit review. During fiscal 2025 and 2024 research and development fees incurred were $331,578 and $404,865 respectively, as we incurred increased development costs in 2024 with respect to upgrades to our software suite and the addition of expanded offerings through the Herbo application. Other operating and general and administrative expenses remained relatively constant year over year at $49,726 in fiscal 2025 and $47,467 in fiscal 2024. Net operating losses totaled $1,025,139 and  $1,170,023 in the years ended January 31, 2025 and 2024, respectively.

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

The Company recorded cumulative interest expense of $76,549 and $72,245 in respect of certain convertible notes and other loan agreements, respectively during fiscal 2025 and 2024, respectively. Total other expense in the year ended January 31, 2025 was $76,549 compared to other expense of $72,245 in the year ended January 31, 2024, all of which was related to interest expense.

The net loss in fiscal 2025 was $1,101,688, as compared to $1,242,268 in fiscal 2024, largely due to the decrease in expenditures on research and development and management and consulting fees in the current fiscal year.

The Company used net cash in operations of $319,829 and $358,683 respectively during the twelve-month periods ended January 31, 2025 and 2024, recorded $Nil in 2025 and $100,000 in 2024 as net cash used for investing activities which was related to the purchase of software in 2024 with no comparable item in fiscal 2024.  The Company received cash from financing activities of $320,540 (2025) $460,263 (2024) as a result of proceeds from related party loans.

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

Fiscal 2020 brought our first revenues from our acquired Herbo enterprise software and we expect to see increasing revenues from this suite of services as we focus on marketing to a larger more focused client base. In each of the years ended January 31, 2021, through 2025, the Company has continued to incur costs to expand and develop its Herbo software suite of offerings.  The Company’s need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish revenues from operations to cover all operational overhead. We have also had to rely heavily on loans from related parties in our most recently completed fiscal years as we worked to have our shares returned for quotation on the OTC Markets. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2025, the Company had a working capital deficit of $16,662,272 and an accumulated deficit of $78,726,272. The continuation of the Company as a going concern is dependent upon the continued financial support from its officers, directors and shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Other factors

Factors which may impact the Company’s ongoing operations include inflation, the recent war in the Ukraine,  climate change and others. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for reduced consumer spending. The Company is unable to predict the ongoing impact of these factors on the Company’s financial operations.

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

Liquidity and Capital Resources

As at January 31, 2025 and January 31, 2024, the Company had $2,817 and $2,106 in cash, prepaid expenses of $4,455and $0 for total current assets of $7,272 and $2,106. There were no prepaid expenses at January 31, 2024.  Prepaid expenses at January 31, 2025 of $4,455 are related to fees paid to OTC Markets. We reflect intangible assets in respect to software assets of $100,000 at January 31, 2025 and January 31, 2024. Total liabilities at January 31, 2025 and January 31, 2024 were $16,669,544 and $15,562,690 respectively. The Company has insufficient funds to meet its ongoing operations and is currently funded through loans and advances from our CEO and CFO, Mr., Michael Rountree. The Company has limited financial resources available outside loans from its officers and directors and funds it has previously obtained through use of convertible notes and loans from related parties. There can be no guarantee the Company will continue to receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads as we continue to implement our business plan.  We did not report any revenue in fiscal 2025 or 2024 as we continued to enhance our software suite and we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

Revenue

During fiscal 2020 we commenced operation of our Herbo enterprise software suite. The Herbo enterprise software is a customizable, all-in-one business software (SaaS) and resource for businesses across a suite of high-risk industries. Herbo provides the software, custom web development, operational training and support needed to plan and manage operations of a variety of business segments. There was no revenue recorded in the fiscal years ended January 31, 2025 or 2024.

Cost of Revenue

Costs of revenue consists of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. During fiscal 2025 and 2024 we did not incur and costs of sales with respect to the licensing of our Herbo software suite.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of January 31, 2025, and 2024, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet.

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

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. We are evaluating the impact the adoption of this rule, if any, on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a “smaller reporting company”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the accompanying notes that are filed as part of this Annual Report on Form 10-K are listed and set forth beginning on page F-1 immediately following the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended January 31 2025, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15I and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO has concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective.

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

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

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

Our management, including the Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2025. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission(“COSO”) (2013) in Internal Control-Integrated Framework. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

(1)

Our management concluded that as of January 31, 2025, our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of January 31, 2025. We do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

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

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table represents the directors and executive officers of the Company and its wholly owned subsidiary, as of January 31, 2025:

Name	Position(s) Held	Age	Date First Elected or Appointed
A. Carl Mudd	Ombudsman, Director, Chairman of the Board, and Sole Member of the audit committee	81	December 23, 2020, as to all positions
Michael D Rountree	Chief Executive Officer(1), Chief Financial Officer, Chief Operating Officer, President and Treasurer	55	January 31, 2021, as to CEO and CFO, December 8, 2020, as to Treasurer and June 21, 2017, as to COO. January 17, 2023, as to President.
S. Randall Oveson	Director and Secretary, and Sole Director of Subsidiary, GaDu (1)	63	June 21, 2017, as to all positions other than Secretary, effective January 17, 2023.

(1)

On April 2, 2025, Mr. Oveson resigned as Secretary and Mr. Rountree was appointed Secretary of the Company. Concurrently, the Board of Directors of the Company deemed it in the best interest of the Company and the shareholders to dissolve Ga-Du Corporation; on April 3, 2025, a Certificate of Dissolution/Withdrawal was filed with the state of Nevada, and Ga-Du Corporation was dissolved.

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

Mr. Mudd is a Certified Public Accountant (retired), holds a business degree from St. Edward’s University in Austin, Texas and a Certification of Director Education from The National Association of Corporate Directors Institute.

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

Mr. Oveson served as the General Manager and Director of Finance for Grenada Citizenship Development LTD from 2016 to 2019, and as a Director and Consultant for NOW CFO, from 2019 to January 2025, conducting outsourced accounting work at all levels outside of the CPA audits/reviews and tax filings. He presently holds the title of Director of Finance for a Utah based Family Office.

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

Information with Respect to Our Board of Directors

The following is a brief description of the structure and certain functions of our Board of Directors. Each of the current directors is serving until his respective successor is duly elected, subject to earlier resignation. We do not have standing audit, compensation or nominating committees of our Board of Directors. However, the full Board of Directors performs all of the functions of a standing audit committee, compensation committee and nominating committee.

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

Compensation Committee Related Function

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

Nominating Committee Related Function

We do not currently have a standing nominating committee. We have not adopted procedures by which security holders may recommend nominees to serve on our board of directors.

Director Independence

As of January 31,2025, one (1) of our two (2) directors, A Carl Mudd, is considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules.  Mr. Mudd is not an executive officer or employee of the Company, nor does he have any relationship with the Company which would interfere with the exercise of independent judgment in carrying out his responsibilities as a director.  Mr. Oveson, our other director, is not considered an independent director.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended January 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were not complied with.

Code of Ethics

We have not adopted a Code of Ethics for our principal executive and financial officers.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation paid, with respect to years ended January 31, 2025, and 2024 for services rendered to us in all capacities, to each person who served as an executive officer of the Company.

Name & Principal Position	FYE Jan 31	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earning ($)	All Other Compensation ($)	Total ($)
Michael D Rountree CEO, COO and CFO, President and Treasurer (1)	2025	250,000	None	None	None	None	None	None	250,000
	2024	250,000	None	None	None	None	None	None	250,000
A Carl Mudd, Ombudsman, Director and Chairman of the Board (2)	2025	120,000	None	None	None	None	None	None	120,000
	2024	120,000	None	None	None	None	None	None	120,000

30

[1]

Michael D. Rountree was appointed COO of the Company on June 21, 2017, and on December 8, 2020, he was appointed interim CFO and Treasurer. On January 28, 2021, effective January 31, 2021, Mr. Rountree formally accepted the positions of CEO and CFO.  Effective January 17, 2023 Mr. Rountree assumed the role of President upon resignation of Mr. Jeffery Taylor. Mr. Rountree entered into a revised Executive Employment agreement, as amended March 1, 2021, whereunder he was issued 3,000,000 shares of restricted common stock valued at $33,000 in the year ended January 31, 2021, and was entitled to a base annual salary of $250,000 for each subsequent year, which amount shall accrue until such time as the Company has available resources. As at January 31, 2025 there was a total of $1,440,000 (January 31, 2024 - $1,190,000) in accrued and unpaid salary under the terms of the aforementioned employment agreement.

[2]

On December 23, 2020, the Company entered into a Board Advisory Agreement by which Mr. Carl Mudd agreed to serve as the Chairman of the Board of Directors of the Company and as Ombudsman for the Company.  The Company has accrued an advisory fee of Ten Thousand Dollars ($10,000) per month, commencing December 24, 2020. As at January 31, 2025 Mr. Mudd was owed $490,00 ($370,000 – January 31, 2024) which is comprised of unpaid fees incurred under his contract.

Outstanding Equity Awards

None

Employment Agreements

We do not have any employment agreements as of January 31, 2025, other than the employment agreement with Mike Rountree as described above and the court ordered advisory fee payable to Mr. Mudd as Ombudsman.

Director Compensation

When our employees serve on our Board of Directors, we do not give them any additional compensation in respect of such Board service. Directors currently serve without compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 31, 2025, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name of Beneficial Owner	Address	Amount and Nature of Shares (1)	Percent of Class Owned (2)	Percent of Total Voting Shares (3)
Directors and Officers
Common	Michael D. Rountree, CEO, CFO, and COO, President and Treasurer	300 S El Camino Real, #206 San Clemente, CA 92672	7,126,491 Direct	13.46%	13.46%
Common	A. Carl Mudd, Ombudsman, Director and Chairman of the Board	300 S El Camino Real, #206 San Clemente, CA 92672	2,500,000 Direct	4.72%	4.72%
Common	S. Randall Oveson, Director and Secretary, and Sole Director of Subsidiary, GaDu (5)	492 N 120 West Lindon, UT 84014	1,750,000 (of which 750,000 shares are held directly and 1,000,000 shares are held by Deepsea Solutions LLC)(4)	3.30%	3.30%
	Total Officers and Directors as a Group (3 persons)		11,376,491 Common Shares	21.08%	21.08%
Common	Jeffery Taylor	1608 Kauhikoa Haiku, HI 96708	4,279,019 Direct	8.08%	8.08%
Common	Andy Tucker (Deceased)	11054 SE 212th Street Seattle, WA 98031	5,447,019 Direct	10.29%	10.29%
Common	Don Lee Taylor	1608 Kauhikoa Haiku, HI 96708	4,279,019 Direct	8.08%	8.08%
	Total greater than 5% holders as a Group		14,005,057 Common Shares	26.45%	26.45%
	Total Common		25,381,548	47.92%	47.92%

(1)

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of January 31,2025. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 52,957,572 shares of common stock outstanding on January 31, 2025, and 0 shares of Preferred Stock issued and outstanding.
(3)	Calculation of percentage of Voting Shares is based on the following voting rights: (a) each share of Common Stock has the right to cast one (1) vote.
(4)	Deepsea Solutions LLC is 50% controlled by S. Randall Oveson.
(5)

On April 2, 2025, Mr. Oveson resigned as Secretary and Mr. Rountree was appointed Secretary of the Company.  Concurrently, the Board of Directors of the Company deemed it in the best interest of the Company and the shareholders to dissolve Ga-Du Corporation; on April 3, 2025, a Certificate of Dissolution/Withdrawal was filed with the state of Nevada, and Ga-Du Corporation was dissolved.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors currently consists of two directors, one of was officer of the Company through April 2, 2025. As of January 31, 2025, we disclose that we had one independent director.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants, Fruci & associates II, PLLC for auditing services for fiscal year 2025 was $47,625 and for year 2024 was $36,000.

Audit-Related Fees, Tax Fees and All Other Fees

There were no fees billed to us by our principal accountant for fiscal year 2025 and 2024 for assurance and related services (audit-related fees), tax services or other products and services.

Audit Committee Matters

We have an audit committee consisting of one member. The audit fees were 100% and the audit related fees were 0% of the total fees and were approved by the Audit Committee Chair and our Board of Directors.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) The following documents have been filed as a part of this Annual Report on Form 10-K

1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eco Science Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eco Science Solutions, Inc. (“the Company”) as of January 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenue to date and has a large working capital deficit and accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
May 15, 2025

ECO SCIENCE SOLUTIONS, INC.

AUDITED CONSOLIDATED BALANCE SHEETS

	January 31, 2025	January 31, 2024

ASSETS
Current assets
Cash	$2,817	$2,106
Prepaid expenses	4,455	-
Total current assets	7,272	2,106

Intangible asset	100,000	100,000
TOTAL ASSETS	$107,272	$102,106

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,666,737	$4,196,092
Related party payables	3,433,694	3,118,025
Notes payable, short-term, related party	3,952,782	3,632,242
Notes payable	2,960,118	2,960,118
Convertible note, net	1,656,213	1,656,213
Total current liabilities	16,669,544	15,562,690

Total liabilities	16,669,544	15,562,690

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized of which 1,000 shares are designated Series A Voting Preferred, none issued and outstanding	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 53,957,572 shares issued and 52,957,572 shares outstanding	5,396	5,396
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital	62,166,104	62,166,104
Accumulated deficit	(78,726,272)	(77,624,584)
Total stockholders’ deficit	(16,562,272)	(15,460,584)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$107,272	$102,106

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended January 31,
	2025	2024

Revenue	$-	$-
Total revenue	-	-

Operating expenses:
Cost of revenue	-	-
Legal, accounting and audit fees	140,554	125,358
Management and consulting fees	503,281	592,333
Research, development, and promotion	331,578	404,865
Office supplies and other general expenses	49,726	47,467
Total operating expenses	1,025,139	1,170,023

Net operating loss	(1,025,139)	(1,170,023)

Other income (expenses)
Interest expense	(39,016)	(38,912)
Interest expense, related parties	(37,533)	(33,333)
Total other income (expenses)	(76,549)	(72,245)

Income tax expense	-	-

Net loss	$(1,101,688)	(1,242,268)

Net loss per common share - basic and diluted	$(0.02)	(0.02)

Weighted average common shares outstanding - basic and diluted	52,957,572	52,957,572

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2023	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(76,382,316)	$(14,218,316)

Net loss	-	-	-	-	-	-	-	(1,242,268)	(1,242,268)
Balance, January 31, 2024	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(77,624,584)	$(15,460,584)

Net Loss	-	-	-	-	-	-	-	(1,101,688)	(1,101,688)
Balance, January 31, 2025	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(78,726,272)	$(16,562,272)

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year January 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,101,688)	$(1,242,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(4,455)	14,000
Increase in accounts payable and accrued expenses	470,645	545,505
Increase in related party payables	315,669	324,080
Net cash used in operating activities	(319,829)	(358,683)

Cash Flows from Investing Activities:
Purchase of software	-	(100,000)
Net cash used in investing activities	-	(100,000)

Cash flows from financing activities:
Advances from related party loans	320,540	460,263
Net cash provided by financing activities	320,540	460,263

Net increase in cash	711	1,580
Cash-beginning of year	2,106	526
Cash-end of year	$2,817	$2,106

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Going Concern

These audited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at January 31, 2025, the Company had a working capital deficit of $16.7 million and an accumulated deficit of $78.7 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Other factors

Factors which may impact the Company’s ongoing operations include inflation, the recent war in the Ukraine, , climate change and others. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for reduced consumer spending. The Company is unable to predict the ongoing impact of these factors on the Company’s financial operations.

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

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized.  These costs are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation. During the three months ended April 30, 2023 the Company acquired certain commercial software (ref: Note 3) at a cost of $100,000 which amount has been capitalized. There is no impairment expense for the intangible assets in fiscal year ended January 31, 2025 and 2024. The Company expects to amortize the software over an estimated useful life of 3 years once commercial sales begin.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $0 during each of the fiscal years ended January 31, 2025, and 2024. Advertising and marketing costs include costs incurred with the marketing of our Herbo Software such as ad placement and other internet marketing efforts.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$0 has been recognized as revenue in the fiscal years ended January 31, 2025, and 2024. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During the years ended January 31, 2025, and 2024 we incurred costs of sales of $0 with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

Segment Reporting

Operating segments are comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment providing clients a cloud-based ERP platform (“Herbo”) and a financial services platform (“Herbo Pay”) to support the unique end-to-end business requirements of regulated, cash-intensive industries. While the Company operates both Herbo and Herbo Pay, these offerings are considered sufficiently similar to represent one operating segment.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The accounting policies for our software platforms will include revenue recognition applicable to software-as-a-service including monthly installments for licenses to our platforms over specific periods of time.  The Company is not yet generating revenue from its primary operations. The CODM evaluates the performance of the single operating segment based on the Company’s net income (loss) as reported in the Statements of Operations and allocates resources based on ongoing software development budgets and expected marketing costs to engage consumers. The Company’s segment assets, including intangible assets, are reported on the Balance Sheets.

The CODM will review performance upon commencement of sales based on gross profit, operating profit, and net earnings. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue outside of the United States. The Company does not presently have any customer representing more than 10% of total revenues for any period presented, and currently has no revenues. Accordingly, the CODM considers operating expenses, and other income (expenses) of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed in these consolidated financial statements that are regularly provided to the CODM.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of January 31, 2025, and 2024, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet. (see Note 6).

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. We are evaluating the impact the adoption of this rule, if any, on our financial statements.

NOTE 3 – INTANGIBLE ASSETS

On April 5, 2023, the Company and eXPO Financial Services LLC entered into a Software Acquisition Agreement (the “Software Agreement”) whereunder the Company has acquired from eXPO Financial Services all rights, title and interest to a computer program referred to as eXPO (electronic eXchange portal) for a total purchase price of $100,000 payable in installments over an eight-month period commencing April 15, 2023,  which amount was paid in full as of January 31, 2024.  The Company capitalized the software as of the date of the agreement as intangible assets and expects to amortize the software over an estimated useful life of 3 years once commercial sales begin.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at January 31, 2025 and 2024 consist of the following:

	January 31, 2025	January 31, 2024
Accounts payable	$4,418,673	$4,004,044
Interest payable	218,064	179,048
Accrued other expenses	30,000	13,000
	$4,666,737	$4,196,092

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following loans:

	January 31, 2025	January 31, 2024
Notes 1 in fiscal year 2017 each due in three months from issuance date	$14,930	$14,930
Note 2 in fiscal year 2017 due in three months from issuance date	50,000	50,000
Notes 3 in fiscal year 2017, 2018 and 2019, each due in twelve months from issuance date	2,225,500	2,225,500
Notes 4 in fiscal year 2017, each due in nine months from issuance date	305,266	305,266
Note 5 in fiscal year 2019 due in nine months from issuance date	14,422	14,422
Note 6 in fiscal year 2021 due in 3 years from issuance date	350,000	350,000
Total	$2,960,118	$2,960,118

Interest expenses for above notes recorded in the fiscal years ended January 31, 2025 and 2024 is as follows:

	For the Years Ended January 31,
	2025	2024
Interest expenses	$24,703	$24,635

Notes 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each note was due three months from issue date.  As at January 31, 2025, the note remains unpaid and is in default.

Interest expenses recorded in years ended January 31, 2025 and 2024 is as follows:

	For the Years Ended January 31,
	2025	2024
Interest expense	$150	$149

	January 31, 2025	January 31, 2024
Interest payable	$1,302	$1,152
Note payable	$14,930	$14,930

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and was due three months from issue date. As at January 31, 2018 the note became due and remains unpaid and is in default.

Interest expenses recorded in years ended January 31, 2025, and 2024 is as follows:

	For the Years Ended January 31,
	2025	2024
Interest expense	$502	$499

	January 31, 2025	January 31, 2024
Interest payable	$4,129	$3,627
Note payable	$50,000	$50,000

Notes 3:

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

	January 31, 2025	January 31, 2024
Note payable	$2,225,500	$2,225,500

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes 4:

During the year ended January 31, 2019, the Company received $305,266 in total proceeds from a third party. The notes bear interest at a rate of 1% per annum and were each due nine months from issue date.  The notes remain unpaid and are in default.

Interest expenses recorded in years ended January 31, 2025 and 2024 is as follows:

	For the Years Ended January 31,
	2025	2024
Interest expense	$2,850	$2,843

	January 31, 2025	January 31, 2024
Interest payable	$18,535	$15,685
Note payable	$305,266	$305,266

Note 5:

On September 12, 2018, the Company received $14,422 from a third party. The notes bear interest at a rate of 1% per annum and were due nine months from issue date.  The notes remain unpaid and are in default.

Interest expenses recorded in years ended January 31, 2025, and 2024 is as follows:

	For the Years Ended January 31,
	2025	2024
Interest expense	$145	$144

	January 31, 2025	January 31, 2024
Interest payable	$922	$777
Note payable	$14,422	$14,422

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

Interest expenses recorded in years ended January 31, 2025, and 2024 is as follows:

	For the Years Ended January 31,
	2025	2024
Interest expense	$21,057	$21,000

	January 31, 2025	January 31, 2024
Interest payable	$87,164	$66,107
Note payable	$350,000	$350,000

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As at the date of this report, the Lender has not made a demand for payment and the note is in default.

At January 31, 2025 and 2024, convertible notes payable consisted of the following:

	January 31, 2025	January 31, 2024
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

Interest expenses recorded in the years ended January 31, 2025, and 2024 is as follows:

	For the years Ended January 31,
	2025	2024
Interest expense	$14,312	$14,273

	January 31, 2025	January 31, 2024
Interest payable	$103,589	$89,277

NOTE 7 – RELATED PARTY TRANSACTIONS

As of January 31, 2025, and January 31, 2024, related parties and former related parties are due a total of $7,386,476 and $6,750,267, respectively:

	January 31, 2025	January 31, 2024
Related party payables (1)(2)(3)(4)(5)(6)	$3,433,694	$3,118,025
Notes payable (1)(3)(4)	3,952,782	3,632,242
Total related party transactions	$7,386,476	$6,750,267

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Services provided from related parties and former related parties:

	For Years Ended January 31,
	2025	2024
Mr. Jeffery Taylor (1)(a)	$-	$9,584
Mr. Don Lee Taylor (1)(a)	-	8,750
Ms. Jennifer Taylor (2)(a)	-	-
Ms. Meredith Rountree (2)(b)	-	-
Mr. Michael Rountree (3)(a)	250,000	250,000
	$250,000	$268,334

Interest expenses due to related parties and former related parties:

	For Years Ended January 31,
	2025	2024
Mr. Don Lee Taylor (1)(b)	$130	$130
Mr. Michael Rountree (3)(b)	35,698	31,504
Mr. Lewis (4)	1,705	1,699
	$37,533	$33,333

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

During the years ended January 31, 2024, and 2023, the Company paid $15,000 and $90,000, respectively, to Mr. Jeffery Taylor and $0 and $56,000, respectively, to Mr. Don Lee Taylor.  On January 31, 2025, there was a total of $44,721 owing to Mr. Jeffery Taylor (January 31, 2024 - $44,721) and $426,450 to Mr. Don Lee Taylor (January 31, 2024 - $426,450), respectively, in accrued and unpaid salary under the terms of their employment agreements.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b) Note payable

On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the Company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the Company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2020, the Company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor.  As at January 31 2025 and 2024, there was a total of $0 owing to Mr. Jeffery Taylor, and $13,000 to Mr. Don Lee Taylor.

(2a)

For the fiscal years ended January 31, 2025, and 2024, the Company was invoiced a total of $0 as consulting services by Ms. Jennifer Taylor, sister of certain of the Company’s former officers and directors.  As of January 31, 2025, and 2024 there was a total of $166,000 in accrued and unpaid consulting fees.

(2b)

For the fiscal years ended January 31, 2025, and 2024, the Company was invoiced a total of $0 as consulting services included in research and development by Ms. Meredith Rountree, sister of the Company’s Chief Executive Officer. As of January 31, 2025, and 2024 there was a total of $161,250 in accrued and unpaid consulting fees.

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

We recorded $250,000 as fees in each of the fiscal years ended January 31, 2025, and 2024 under the terms of this agreement, all of which remains unpaid. As at January 31, 2025 there was a total of $1,440,000 (January 31, 2024 - $1,190,000) in accrued and unpaid salary under the terms of the employment agreement.

In addition, during the years ended January 31, 2025, and 2024, Mr. Rountree funded a total accumulated amount of $28,136 and $37,411, respectively, for the Company’s expenses. As of January 31, 2025, Mr. Rountree was owed total expenses of $322,883 (January 31, 2024 - $294,747).

(b) Note payable with Rountree Consulting, a company controlled by Mr. Rountree

During the year ended January 31, 2019, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $379,319.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended January 31, 2022, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $1,033,131.

During the year ended January 31, 2023, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $694,874.

During the year ended January 31, 2024, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $460,263.

During the year ended January 31, 2025, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $320,540.

These notes bear interest at a rate of 1% per annum, each is due nine months from issue date. Several of the aforementioned notes are currently in default.

(4)

(a) Employment agreement with L. John Lewis

On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. On January 31, 2025, there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement (January 31, 2024 - $240,000).

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

(5)

On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. As at January 31, 2025 and 2024 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.

(6)

On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. As at January 31, 2025 and 2024 there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement.  Mr. Tucker (deceased) holds approximately 10.29% of the Company’s issued and outstanding shares.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of January 31, 2025 and 2024, there were 53,957,572 shares issued including 1,000,000 shares of treasury stock, and 52,957,572 shares outstanding.

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

As of January 31, 2025, and 2024, no Series A Voting Preferred Shares were issued.

NOTE 9 – COMMITMENTS

(a)

On July 21, 2017, we entered into a Sublease commencing August 1, 2017, and terminating the earlier of (a) March 31, 2020, or (b) the date the sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covered a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 was $14,535, and the first month of rent was free of charge. In the second year the monthly base rent increased to $15,173.  In the third year the monthly base rent increased to $15,810.  The Company remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company passed on recording the deferred rent relative to the one free month of rent contained within the lease as it was determined to be immaterial. During the period ended April 30, 2018, the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018, the Company abandoned the space without payment or further accruals, and the lease was effectively terminated. After deduction of the Security deposit, a balance of $21,051 remains due and payable at January 31,2025 and 2024.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b)

The Company has entered into verbal agreements with Take2L, an arm’s length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform. As of January 31, 2023, Take2L had invoiced the Company a cumulative total of $1,328,810, including the original $350,000, of which at January 31,2023 the Company had paid a total of $327,500 towards the outstanding balance payable. There were no payments made in the fiscal years ended January 31, 2025 and 2024.

As at January 31, 2025 and 2024 an amount of $1,001,310 remained due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, with regard to other businesses; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company with essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

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

As consideration for his service, in addition to receiving two million five hundred thousand (2,500,000) restricted shares of the Company’s common stock, he will receive an advisory fee of Ten Thousand Dollars ($10,000) per month, commencing December 24, 2020. While the contract calls for half of the monthly advisory fee ($5,000)to be paid to Mr. Mudd and the other half of the advisory fee may be accrued on a monthly basis until the Company has closed a bona fide third-party debt and/or equity financing of at least eight hundred thousand dollars ($800,000), presently all of the fees incurred are being accrued and are unpaid. As of January 31, 2025 Mr. Mudd was owed $490,000 (January 31, 2024 - $370,000).

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

During the years ended January 31, 2025, and 2024, no provision for income taxes was recorded as the Company generated net operating losses.

The tax effects of temporary differences that give rise to deferred tax assets for years ended January 31, are presented below:

	2025	2024
Deferred Tax Assets:
Net operating loss carryforward	$69,400,000	$68,000,000

Total deferred tax assets	14,574,000	14,280,000

Valuation allowance	(14,574,000)	(14,280,000)

Deferred tax asset, net of valuation allowance	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
Valuation allowance	21.0%	21.0%
Effective Rate	0.0%	0.0%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At January 31, 2025, the Company had approximately $69 million of federal net operating losses that may be available to offset future taxable income, At January 31, 2024, the Company had approximately $68 million of federal net operating losses that may be available to offset future taxable income. $43.5 million of the net operating loss carry forwards (NOL), if not utilized, will expire in 2037 for federal purposes, the remaining amount of NOL can be carried forward indefinitely.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11 – SUBSEQUENT EVENTS

On April 2, 2025, Mr. Oveson resigned as Secretary and Mr. Rountree was appointed Secretary of the Company.  Concurrently, the Board of Directors of the Company deemed it in the best interest of the Company and the shareholders to dissolve Ga-Du Corporation; on April 3, 2025, a Certificate of Dissolution/Withdrawal was filed with the state of Nevada, and Ga-Du Corporation was dissolved.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed Previously	Filed herewith
3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)	*
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)	*
3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference to the Registrant’s registration statement on Form S-1 filed on May 4, 2010)	*
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

*
10.10	Note Assignment and Purchase Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the nine months ended October 31, 2017 filed on December 20, 2017)	*
10.11	Form of Promissory Note Rountree (incorporated by reference to the Registrant’s Form 10-12G/A filed on October 5, 2023)	*
10.12	Employment Services Agreement with Jeffery Taylor dated December 21, 2015 (incorporated by reference to the Registrant’s Form 10-12G/A filed on October 5, 2023)	*
10.13	Employment Services Agreement with Don L. Taylor dated December 21, 2015 (incorporated by reference to the Registrant’s Form 10-12G/A filed on October 5, 2023)	*
(31)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer		*
(32)
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		*
(99)
99.1	Notice of Pendency and Proposed Settlement of Stockholder Derivative Action (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2020)	*
99.2	Stipulation of Settlement, dated September 21, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2020)	*
99.3

December 28, 2020 Press Release regarding Mr. Mudd’s agreement to serve as Chairman of the Board and Ombudsman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 29, 2020)

*
101	Interactive Data Files

ITEM 16 – FORM 10K SUMMARY

N/A

35

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTONS INC.

Date: May 15, 2025	By:	/s/ Michael Rountree
Michael Rountree
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Rountree	Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)	May 15, 2025
Michael Rountree

/s/ S. Randall Oveson	Director	May 15, 2025
S. Randall Oveson

/s/ A. Carl Mudd	Ombudsman, Director and Chairman of the Board	May 15, 2025
A Carl Mudd

36