Form 10-Q
period 2025-04-30
ECO SCIENCE SOLUTIONS, INC.
filed 2025-06-16
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of June 13, 2025, there were 52,957,572 shares of the registrant’s common stock outstanding.

ECO SCIENCE SOLUTIONS, INC.

2

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3

ECO SCIENCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2025	January 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,699	$2,817
Prepaid expenses	2,970	4,455
Total current assets	4,669	7,272

Intangible asset	100,000	100,000
TOTAL ASSETS	$104,669	$107,272

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,535,010	$4,411,737
Related party payables	2,791,764	2,713,694
Notes payable, short-term, related party	4,022,257	3,952,782
Notes payable	2,960,118	2,960,118
Convertible note, net	1,656,213	1,656,213
Liabilities held on divestiture	975,000	975,000
Total current liabilities	16,940,362	16,669,544

Total liabilities	16,940,362	16,669,544

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized of which 1,000 shares are designated Series A Voting Preferred, none issued and outstanding	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 53,957,572 shares issued and 52,957,572 shares outstanding	5,396	5,396
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital	62,166,104	62,166,104
Accumulated deficit	(78,999,693)	(78,726,272)
Total stockholders’ deficit	(16,835,693)	(16,562,272)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$104,669	$107,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended April 30,
	2025	2024

Revenue	$-	$-
Total revenue	-	-

Operating expenses:
Cost of revenue	-	-
Legal, accounting and audit fees	17,459	51,810
Management and consulting fees	125,500	125,500
Research, development, and promotion	98,717	83,872
Office supplies and other general expenses	12,619	14,881
Total operating expenses	254,295	276,063

Net operating loss	(254,295)	(276,063)

Other income (expenses)
Interest expense	(9,488)	(9,594)
Interest expense, related parties	(9,638)	(8,956)
Total other income (expenses)	(19,126)	(18,550)

Income tax expense	-	-

Net income (loss)	$(273,421)	(294,613)

Net (loss) per common share – basic and diluted	$(0.01)	(0.01)

Weighted average common shares outstanding- basic and diluted	52,957,572	52,957,572

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2025	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(78,726,272)	$(16,562,272)

Net loss	-	-	-	-	-	-	-	(273,421)	(273,421)
Balance, April 30, 2025	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(78,999,693)	$(16,835,693)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2024	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(77,624,584)	$(15,460,584)

Net loss	-	-	-	-	-	-	-	(294,613)	(294,613)
Balance, April 30, 2024	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(77,919,197)	$(15,755,197)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months ended April 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(273,421)	$(294,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	1,485	-
Increase in accounts payable and accrued expenses	123,273	129,730
Increase in related party payables	78,070	82,067
Net cash used in operating activities	(70,593)	(82,816)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from related party loans	69,475	82,283
Net cash provided by financing activities	69,475	82,283

Net increase (decrease) in cash	(1,118)	(533)
Cash-beginning of year	2,817	2,106
Cash-end of year	$1,699	$1,573

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at April 30, 2025, the Company had a working capital deficit of $16.94 million and an accumulated deficit of $79 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s condensed consolidated financial statements.  These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the condensed consolidated financial statements. Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current period’s presentation.

Principals of Consolidation

The condensed consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly owned subsidiary, Ga-Du Corporation, up to the date of dissolution, April 3, 2025.  All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income. A cumulative total of $975,000 has been reclassified on the Company’s balance sheets as of April 30, 2025 and January 31, 2025 from Accounts Payable and Accrued Expenses as to $255,000 and Related Party Payables as to $720,000 to Liabilities held on divestiture in order to reflect the liabilities assumed by the Company upon dissolution of subsidiary Gadu (ref: Note 3).

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized.  These costs are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation. During the three months ended April 30, 2023 the Company acquired certain commercial software (ref: Note 3) at a cost of $100,000 which amount has been capitalized. There is no impairment expense for the intangible assets in three months ended April 30, 2025, and 2024. The Company expects to amortize the software over an estimated useful life of 3 years once commercial sales begin.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $0 during each of the three months ended April 30, 2025, and 2024. Advertising and marketing costs include costs incurred with the marketing of our Herbo Software such as ad placement and other internet marketing efforts.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

$0 has been recognized as revenue in the three months ended April 30, 2025, and 2024. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During the three months ended April 30, 2025, and 2024 we incurred costs of sales of $0 with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

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

The CODM will review performance upon commencement of sales based on gross profit, operating profit, and net earnings. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue outside of the United States. The Company does not presently have any customers representing more than 10% of total revenues for any period presented and currently has no revenues. Accordingly, the CODM considers operating expenses, and other income (expenses) of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expenses or asset information that are supplemental to those disclosed in these condensed consolidated financial statements that are regularly provided to the CODM.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of April 30, 2025, and January 31, 2025, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet. (see Note 7).

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS includes a convertible note with a principal balance of $1,407,781 which amount is convertible into shares of common stock at a 15% discount to market price or 33,124,260 common shares as of April 30, 2025

Income Taxes

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

Recently issued accounting pronouncements

Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have a minimal impact on the Company’s Condensed Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and an explanation of any additional measures the CODM uses in deciding how to allocate resources. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance is to be applied on a retrospective basis, with such disclosures to be made in regard to all prior periods presented in the financial statements. The Company completed its assessment and concluded this update had no material impact on its consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting pronouncements (Cont’d)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 470): Improvements to Income Tax Disclosures, which are designed to increase the transparency and decision-usefulness of income tax disclosures for financial statement users. The ASU follows investors indication and request for enhanced tax disclosures in order to better assess an entity’s operations, related tax risks, jurisdictional tax exposures, and increase transparency regarding tax information through improvements to tax disclosures, specifically rate reconciliation, income taxes paid, and unrecognized tax benefits and certain temporary differences. The new guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, and early adoption is permitted. The guidance is to be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. We are evaluating the impact of the adoption of this rule, if any, on our financial statements.

NOTE 3 – DIVESTITURE OF SUBSIDIARY

The Company’s wholly owned subsidiary, Ga-Du Corporation, was dissolved on April 3, 2025, upon filing of a Certificate of Dissolution with the State of Nevada.

As a result, the Company has reported the operations of Ga-Du Corporation as discontinued in our current report.

The results of the Discontinued Operations  with respect to liabilities held upon dissolution are as follows:

Three Months Ended
April 30,
	2025	2024

Revenue	$-	$-
Operating expenses	-	-
Income (loss) from discontinued operations	$-	$-

Assets and liabilities held for sale as of April 3, 2025 (immediately before divestiture)

April 3,
2025
ASSETS:
Cash	$-
TOTAL ASSETS	$-

LIABILITIES:
Accounts payable and accrued liabilities	$255,000
Related party payables	720,000
TOTAL LIABILITIES	975,000
NET ASSETS	$(975,000)

Consideration: Liabilities assumed on divestiture	$975,000

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

NOTE 4 – INTANGIBLE ASSETS

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

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2025, and January 31, 2025 consist of the following:

	April 30, 2025	January 31, 2025
Accounts payable	$4,273,958	$4,163,673
Interest payable	227,552	218,064
Accrued other expenses	33,500	30,000
	$4,535,010	$4,411,737

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following loans:

	April 30, 2025	January 31, 2025
Notes 1 in fiscal year 2017 each due in three months from issuance date	$14,930	$14,930
Note 2 in fiscal year 2017 due in three months from issuance date	50,000	50,000
Notes 3 in fiscal year 2017, 2018 and 2019, each due in twelve months from issuance date	2,225,500	2,225,500
Notes 4 in fiscal year 2017, each due in nine months from issuance date	305,266	305,266
Note 5 in fiscal year 2019 due in nine months from issuance date	14,422	14,422
Note 6 in fiscal year 2021 due in 3 years from issuance date	350,000	350,000
Total	$2,960,118	$2,960,118

Interest expenses for the above notes recorded in the three months ended April 30, 2025 and 2024 is as follows:

	For the Three Months Ended April 30,
	2025	2024
Interest expenses	$6,008	$6,075

Notes 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each note was due three months from issue date.  As at April 30, 2025, the note remains unpaid and is in default.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

NOTE 6 – NOTES PAYABLE (Continued)

Notes 1 (Cont’d):

Interest expenses recorded in the three months ended April 30, 2025, and 2024 is as follows:

	For the Three Months Ended April 30,
	2025	2024
Interest expense	$36	$37

	April 30, 2025	January 31, 2025
Interest payable	$1,338	$1,302
Note payable	$14,930	$14,930

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and was due three months from issue date. As at January 31, 2018, the note became due and remains unpaid and is in default.

Interest expenses recorded in the three months ended April 30, 2025, and 2024 is as follows:

	For the Three Months Ended April 30,
	2025	2024
Interest expense	$123	$123

	April 30, 2025	January 31, 2025
Interest payable	$4,252	$4,129
Note payable	$50,000	$50,000

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

During the fiscal year ended January 31, 2021, and 2020, the Company made cash payments of $5,000 and $7,500, respectively to the note.

On December 8, 2020, the Company cancelled One Million Five Hundred Thousand Dollars ($1,500,000) of debt owing on these notes under an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation Lead Civil No. 1:17-cv-00530-LEW. (Ref Note 13(1) - Contingencies).

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

NOTE 6 – NOTES PAYABLE (Continued)

Notes 3 (Cont’d):

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

	April 30, 2025	January 31, 2025
Note payable	$2,225,500	$2,225,500

Notes 4:

During the year ended January 31, 2019, the Company received $305,266 in total proceeds from a third party. The notes bear interest at a rate of 1% per annum and were each due nine months from issue date.  The notes remain unpaid and are in default.

Interest expenses recorded in the three months ended April 30, 2025, and 2024 is as follows:

	For the Three Months Ended April 30,
	2025	2024
Interest expense	$693	$701

	April 30, 2025	January 31, 2025
Interest payable	$19,228	$18,535
Note payable	$305,266	$305,266

Note 5:

On September 12, 2018, the Company received $14,422 from a third party. The notes bear interest at a rate of 1% per annum and were due nine months from issue date.  The notes remain unpaid and are in default.

Interest expenses recorded in the three months ended April 30, 2025, and 2024 is as follows:

	For the Three Months Ended April 30,
	2025	2024
Interest expense	$35	$36

	April 30, 2025	January 31, 2025
Interest payable	$957	$922
Note payable	$14,422	$14,422

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

NOTE 6 – NOTES PAYABLE (Continued)

Notes 6 (Cont’d):

Interest expenses recorded in the three months ended April 30, 2025, and 2024 is as follows:

	For the Three Months Ended April 30,
	2025	2024
Interest expense	$5,121	$5,178

	April 30, 2025	January 31, 2025
Interest payable	$92,285	$87,164
Note payable	$350,000	$350,000

NOTE 7 – CONVERTIBLE NOTE PAYABLE

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

(b)	The lender may demand full payment of $1,407,781 or any unpaid balance of the original debt, plus accrued interest from the Company.

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

As at the date of this report, the Lender has not made a demand for payment and the note is in default.

At April 30, 2025, and January 31, 2025, convertible notes payable consisted of the following:

	April 30, 2025	January 31, 2025
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

Interest expenses recorded in the three months ended April 30, 2025, and 2024 is as follows:

	For the Three Months Ended April 30,
	2025	2024
Interest expense	$3,480	$3,519

	April 30, 2025	January 31, 2025
Interest payable	$107,069	$103,589

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

NOTE 8 – RELATED PARTY TRANSACTIONS

As of April 30, 2025, and January 31, 2025, related parties and former related parties are due a total of $6,814,021 and $6,666,476, respectively:

	April 30, 2025	January 31, 2025
Related party payables (1)(2)(3)(4)(5)(6)	$2,791,764	$2,713,694
Notes payable (1)(3)(4)	4,022,257	3,952,782
Total related party transactions	$6,814,021	$6,666,476

Services provided from related parties and former related parties:

	For the Three Months Ended April 30,
	2025	2024
Mr. Michael Rountree (3)(a)	62,500	62,500
	$62,500	$62,500

Interest expenses due to related parties and former related parties:

	For the Three Months Ended April 30,
	2025	2024
Mr. Don Lee Taylor (1)(b)	$32	$32
Mr. Michael Rountree (3)(b)	9,192	8,505
Mr. Lewis (4)	414	419
	$9,638	$8,956

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

NOTE 8 – RELATED PARTY TRANSACTIONS (Continued)

(a) Employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor

On December 21, 2015, the Company entered into employment agreements with Mr. Jeffery Taylor and Mr. Don Lee Taylor for a period of 24 months, where after the contract may be renewed in one-year terms at the election of both parties. Jeffery Taylor shall receive an annual gross salary of $115,000 and Don Lee Taylor shall receive an annual gross salary of $105,000 payable in equal instalments on the last day of each calendar month and which may be accrued until such time as the Company has sufficient cash flow to settle the amounts payable. Further under the terms of the respective agreements all inventions, innovations, improvements, know-how, plans, development, methods, designs, analyses, specifications, software, drawings, reports and all similar or related information (whether or not patentable or reduced to practice) which relate to any of the Company’s actual or proposed business activities and which are created, designed or conceived, developed or made by the Executive during the Executive’s past or future employment by the Company or any Affiliates, or any predecessor thereof (“Work Product”), belong to the Company, or its Affiliates, as applicable. The contracts were formally terminated with an effective date of February 28, 2023, for each of Mr. Don and Mr. Jeffery Taylor.

During the years ended January 31, 2024, and 2023, the Company paid $15,000 and $90,000, respectively, to Mr. Jeffery Taylor and $0 and $56,000, respectively, to Mr. Don Lee Taylor. On April 30, 2025, there was a total of $44,721 owing to Mr. Jeffery Taylor (January 31, 2025 - $44,721) and $426,450 to Mr. Don Lee Taylor (January 31, 2025 - $426,450), respectively, in accrued and unpaid salary under the terms of their employment agreements.

(b) Note payable

On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the Company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the Company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2020, the Company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor. As at April 30, 2025, and January 31, 2025, there was a total of $0 owing to Mr. Jeffery Taylor, and $13,000 to Mr. Don Lee Taylor.

(2a)

For the three months ended April 30, 2025, and 2024, the Company was invoiced a total of $0 as consulting services by Ms. Jennifer Taylor, sister of certain of the Company’s former officers and directors.  As of April 30, 2025, and January 31, 2025, there was a total of $166,000 in accrued and unpaid consulting fees.

(2b)

For the three months ended April 30, 2025, and 2024, the Company was invoiced a total of $0 as consulting services included in research and development by Ms. Meredith Rountree, sister of the Company’s Chief Executive Officer. As of April 30, 2025, and January 31, 2025, there was a total of $161,250 in accrued and unpaid consulting fees.

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

We recorded $62,500 as fees in the three months ended April 30, 2025, and 2024 under the terms of this agreement, all of which remain unpaid. As at April 30, 2025, there was a total of $1,502,500 (January 31, 2025 - $1,440,000) in accrued and unpaid salary under the terms of the employment agreement.

In addition, during the three months ended April 30, 2025, and 2024, Mr. Rountree funded a total accumulated amount of $5,932 and $10,611, respectively, for the Company’s expenses. As of April 30, 2025, Mr. Rountree was owed total expenses of $328,815 (January 31, 2025 - $322,883).

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

NOTE 8 – RELATED PARTY TRANSACTIONS (Continued)

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

During the three months ended April 30, 2025, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $69,475.

These notes bear interest at a rate of 1% per annum, each is due nine months from issue date. Several of the aforementioned notes are currently in default.

(4)

(a) Employment agreement with L. John Lewis

On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. On April 30, 2025 and January 31, 2025, there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement  which amount is reflected on the Company’s balance sheets as a liability held on divestiture.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

NOTE 8 – RELATED PARTY TRANSACTIONS (Continued)

(5)

On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. On April 30, 2025 and January 31, 2025, there was a total of $240,000  in accrued and unpaid salary under the terms of the employment agreement  which amount is reflected on the Company’s balance sheets as a liability held on divestiture.

(6)

On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. On April 30, 2025 and January 31, 2025, there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement  which amount is reflected on the Company’s balance sheets as a liability held on divestiture.

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

NOTE 9 – CAPITAL STOCK

Common Stock

The total number of authorized shares of common stock that may be issued by the Company is 650,000,000 shares with a par value of $0.0001.

As of April 30, 2025, and January 31, 2025, there were 53,957,572 shares issued including 1,000,000 shares of treasury stock, and 52,957,572 shares outstanding.

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

As of April 30, 2025, and January 31, 2025, no Series A Voting Preferred Shares were issued.

NOTE 10 – COMMITMENTS

(a)

On July 21, 2017, we entered into a Sublease commencing August 1, 2017, and terminating the earlier of (a) March 31, 2020, or (b) the date the sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covered a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 was $14,535, and the first month of rent was free of charge. In the second year the monthly base rent increased to $15,173.  In the third year the monthly base rent increased to $15,810.  The Company remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company passed on recording the deferred rent relative to the one free month of rent contained within the lease as it was determined to be immaterial. During the period ended April 30, 2018, the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018, the Company abandoned the space without payment or further accruals, and the lease was effectively terminated. After deduction of the Security deposit, a balance of $21,051 remains due and payable at April 30, 2025 and January 31,2025.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

NOTE 10 – COMMITMENTS  (Continued)

(b)

The Company has entered into verbal agreements with Take2L, an arm’s length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform. As of January 31, 2023, Take2L had invoiced the Company a cumulative total of $1,328,810, including the original $350,000, of which at January 31,2023 the Company had paid a total of $327,500 towards the outstanding balance payable. There were no payments made in the three months ended April 30, 2025, or in the fiscal years ended January 31, 2025, and 2024.

As at April 30, 2025 and January 31, 2025 an amount of $1,001,310 remained due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, with regard to other businesses; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company with essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

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

As consideration for his service, in addition to receiving two million five hundred thousand (2,500,000) restricted shares of the Company’s common stock, he will receive an advisory fee of Ten Thousand Dollars ($10,000) per month, commencing December 24, 2020. While the contract calls for half of the monthly advisory fee ($5,000)to be paid to Mr. Mudd and the other half of the advisory fee may be accrued on a monthly basis until the Company has closed a bona fide third-party debt and/or equity financing of at least eight hundred thousand dollars ($800,000), presently all of the fees incurred are being accrued and are unpaid. As of April 30, 2025 Mr. Mudd was owed $520,000 (January 31, 2025 - $490,000).

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

As used in this quarterly report, the terms “we”, “us”, “our” and “ESSI” mean Eco Science Solutions, Inc. unless otherwise indicated. “Ga-Du” refers to our former wholly owned subsidiary Ga-Du Corporation.

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

The Company’s cloud-based ERP platform (“Herbo”) has proprietary financial accounting and inventory management capabilities, and when combined with its financial services platform (“Herbo Pay”), provides enhanced tracking and traceability to support the unique compliance requirements of regulated, cash-intensive industries such as cannabis and CBD.  Herbo has a comprehensive, end-to-end business commerce solution to service vertically integrated businesses, and the Company intends to promote its ERP and financial services platform to other regulated industries such as gaming, firearm and ammunition, and highly complex industries such as oil and gas.

Eco Science Solutions, Inc. is not in the business of growing, manufacturing, or distributing cannabis.

On October 6, 2022, our securities were revoked along with our trading symbol. On December 6, 2024, the OTC Markets began quotation of our shares on the OTC Markets Pink Sheets under the trading symbol “ESSI”. On February 7, 2025, FINRA completed processing the Company’s Form 211 and brokers were able to resume publication of competing quotes and provide continuous market making.

We currently have no revenue and are actively seeking users of our software; Mr. Rountree is pursuing opportunities with state legislature in states where cannabis is legal. Additionally, Mr. Rountree is actively searching out businesses that would benefit from using the Herbo ERP and HerboPay financial software.

Results of Operations

Overview of Current Operations

Three months ended April 30, 2025, and 2024

	For the Three Months Ended April 30
	2025	2024
Revenue	$-	$-

Operating Expenses
Cost of revenue
Depreciation
Legal, accounting and audit fees	17,459	51,810
Management and consulting fees	125,500	125,500
Research, development, and promotion	98,717	83,872
Office supplies and other general expenses	12,619	14,881
Total operating expenses	254,295	276,063

Net operating loss	(254,295)	(276,063)

Other income (expenses)
Interest expense	(9,488)	(9,594)
Interest expense, related parties	(9,638)	(8,956)
Total other income (expenses)	(19,126)	(18,550)

Net loss	$(273,421)	$(294,613)

During each of the three months ended April 30, 2025, and 2024, the Company has generated $0 in total revenue.

During the three months ended April 30, 2025, and 2024, the Company incurred total operating expenses of $254,295 and $276,063 respectively.  During the three months ended April 30, 2025, management and consulting fees stayed constant at $125,500 for each of the three-month periods ended April 30, 2025 and 2024. Amounts incurred for accounting, audit and legal fees decreased over the comparative three-month periods and totaled $17,459 (2025) as compared to $51,810 (2024).  This decrease was mainly due to a substantial decrease in accounting and audit fees during the current three-month period.  During the three months ended April 30, 2025 and 2024 research and development fees incurred were $98,717 and $83,872 respectively as the Company continued to conclude upgrades to its software suite. Fees increase slightly over the comparative periods as a result of additional required man hours allocated to research and development in the current three-month period ended April 30, 2025.  Other operating and general and administrative expenses decreased slightly period over period from $14,881 in the three months ended April 30, 2024, to $12,619 for the three months ended April 30, 2025, mainly due to a decrease in computer and internet fees.

The Company recorded cumulative interest expenses of $19,126 and $18,550 in respect of certain convertible notes and other loan agreements, respectively during the three months ended April 30, 2025, and 2024, respectively.

The net loss for the three months ended April 30, 2024, was $294,613, as compared to net loss of $273,421 in the three months ended April 30, 2025.

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

Statements of Cash Flows for the Three Months ended April 30, 2025, and 2024

The Company used net cash in operations of $70,593 and $82,816 respectively during the three-month periods ended April 30, 2025, and 2024.  Net cash used in operations decreased over the comparative three-month periods as a result of   a reduction to amounts reported with respect to changes in accounts payable and accrued expenses from $129,730 (2024) to $123,273 (2025), and a similar decrease in changes in related party payables over the comparative periods from $82,067 (2024) to $78,070 (2025). The Company received cash from financing activities during the three months ended April 30, 2025, and 2024 of $69,475 (2025) and $82,283 (2024), respectively, as a result of proceeds from related party loans to meet operational shortfalls.

Plan of Operation

The Company changed the focus of its business at the close of fiscal 2016 to operate in the eco-friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees, and to development certain enterprise software for the cannabis industry. During fiscal 2017 the Company laid the groundwork for income generation from these services by investing in ongoing development of its applications, websites and visibility in both the local and global market.  The Company has invested heavily  over the last several years to complete development of its Herbo Pay financial services platform and Herbo financing accounting and inventory management cloud-based platform.

In each of the years ended January 31, 2021, through 2025, and in the three months ended April 30, 2025, the Company has continued to incur costs to enhance and develop its Herbo software suite of offerings.  The Company’s need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish revenues from operations to cover all operational overhead. We have also had to rely heavily on loans from related parties over the past several years as we work to have our shares returned for quotation on the OTC Markets. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of April 30, 2025, the Company had a working capital deficit of $16,835,693 and an accumulated deficit of $78,999,693. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of April 30, 2025, and January 31, 2025, the Company had $1,699 and $2,817 in cash and $2,970 and $4,455 in prepaid expenses for total current assets of $4,669 and $7,272, respectively. As at April 30, 2025, and January 31, 2025, the Company had intangible assets of $100,000.  At each of April 30, 2025 and January 31, 2025, the Company had total assets of $104,669 and $107,272, respectively. Total liabilities at April 30, 2025, and January 31, 2025, were $16,940,362 and $16,669,544 respectively. The Company has insufficient funds to meet its ongoing operations and is currently funded through loans and advances from our CEO and CFO, Mr. Michael Rountree.

The Company has limited financial resources available outside loans from its officers and directors and funds it has previously obtained through the use of convertible notes and loans from related parties. There can be no guarantee the Company will continue to receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads as we continue to implement our business plan.  While we generated modest revenue in fiscal 2022, we did not report any revenue in fiscal 2025 or in the three months ended April 30, 2025, as we continued to enhance our software suite and we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated audited financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s financial statements is critical to an understanding of its condensed consolidated financial statements.

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

$0 has been recognized as revenue in the three months ended April 30, 2025, and 2024. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During the three months ended April 30, 2025, and 2024 we did not record any sales of our Herbo software suite.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of April 30, 2025, and January 31, 2025, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet.

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

Recently issued accounting pronouncements

Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have a minimal impact on the Company’s Condensed Consolidated Financial Statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended April 30, 2025, that have materially, or are reasonably likely to materially, affect the Company’s internal controls over financial reporting.

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

(4)	The Company shall issue 1,400,000 restricted common stock to the law firm of Robbins LLP, as consideration for attorney fees;
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
16.	Establish documentation of Policies and Financial Reporting Checklist
17.	Annually assess the adequacy of the Company’s internal controls
18.	Provide continuing director education and employee compliance training
19.	Establish board oversight of Company’s expenditures

To date, numbers 1 through 6 have not been fully implemented as there has been no revenue generated and currently the Company only has one employee. The board members are independent, consisting of two members, and the Company has a single person audit committee consisting of Ombudsman, A. Carl Mudd. To date, Mr. Rountree is funding the Company and there aren’t enough funds to implement all of the requirements of the Stipulation.  Mr. Mudd continues to monitor the progress of the Company.  Numbers 13through 18 have not yet been implemented; with regard to number 19, the Board discusses with Mr. Rountree the expenses incurred by the Company at board meetings.  The agreement calls for the above to be completed within four years; however, the implementation of each remains at the discretion, and subject to the judgement, of Mr. Mudd.  In the event that the Company does not begin to generate income, or secure financing, the Company will fail.

Of the aforementioned reforms, there has been one new independent Director appointed, an Audit Committee has been appointed, consisting solely of Mr. Mudd, the existing compensation plans have been terminated, all dealing with third party stock promoters has ceased, the Company’s website is being maintained, and Counsel has been engaged.  The remaining reforms will be implemented and adopted as funding becomes available, and the Company begins generating revenue.

Other than as set out above, the Company knows of no material existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which its director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ECO SCIENCE SOLUTIONS, INC.

June 16, 2025	/s/ Michael Rountree
CEO, CFO, COO, President, and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer)

