Form 10-Q
period 2025-07-31
ECO SCIENCE SOLUTIONS, INC.
filed 2025-09-15
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

As of September 11, 2025, there were 52,957,572 shares of the registrant’s common stock outstanding.

ECO SCIENCE SOLUTIONS, INC.

2

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3

ECO SCIENCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2025	January 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$3,098	$2,817
Prepaid expenses	1,485	4,455
Total current assets	4,583	7,272

Intangible asset	100,000	100,000
TOTAL ASSETS	$104,583	$107,272

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,627,482	$4,411,737
Related party payables	2,868,761	2,713,694
Notes payable, short-term, related party	4,115,545	3,952,782
Notes payable	2,960,118	2,960,118
Convertible note, net	1,656,213	1,656,213
Liabilities held on divestiture	975,000	975,000
Total current liabilities	17,203,119	16,669,544

Total liabilities	17,203,119	16,669,544

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized of which 1,000 shares are designated Series A Voting Preferred, none issued and outstanding	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 53,957,572 shares issued and 52,957,572 shares outstanding as at July 31, 2025 and January 31, 2025	5,396	5,396
Treasury stock (1,000,000 shares issued at a cost of $0.0075 per share)	(7,500)	(7,500)
Additional paid in capital	62,166,104	62,166,104
Accumulated deficit	(79,262,536)	(78,726,272)
Total stockholders’ deficit	(17,098,536)	(16,562,272)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$104,583	$107,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue	$-	$-	$-	$-
Total revenue	-	-	-	-

Operating expenses:
Legal, accounting and audit fees	20,331	15,500	37,790	67,310
Management and consulting fees	125,500	126,781	251,000	252,281
Research, development, and promotion	80,053	82,087	178,770	165,959
Office supplies and other general expenses	17,014	5,556	29,633	20,437
Total operating expenses	242,898	229,924	497,193	505,987

Net operating loss	(242,898)	(229,924)	(497,193)	(505,987)

Other income (expenses)
Interest expense	(9,807)	(8,957)	(19,295)	(18,551)
Interest expense, related parties	(10,138)	(10,214)	(19,776)	(19,170)
Total other income (expenses)	(19,945)	(19,171)	(39,071)	(37,721)

Net loss	$(262,843)	$(249,095)	$(536,264)	$(543,708)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	52,957,572	52,957,572	52,957,572	52,957,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2025	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(78,726,272)	$(16,562,272)

Net loss	-	-	-	-	-	-	-	(273,421)	(273,421)
Balance, April 30, 2025	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(78,999,693)	$(16,835,693)

Net loss	-	-	-	-	-	-	-	(262,843)	(262,843)
Balance, July 31, 2025	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(79,262,536)	$(17,098,536)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2024	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(77,624,584)	$(15,460,584)

Net Loss	-	-	-	-	-	-	-	(294,613)	(294,613)
Balance, April 30, 2024	-	-	53,957,572	5,396	(1,000,000)	(7,500)	62,166,104	(77,919,197)	(15,755,197)

Net Loss								(249,095)	(249,095)
Balance, July 31, 2024	-	$-	53,957,572	$5,396	(1,000,000)	$(7,500)	$62,166,104	$(78,168,292)	$(16,004,292)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months ended July 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(536,264)	$(543,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	2,970	-
Increase in accounts payable and accrued expenses	215,745	245,548
Increase in related party payables	155,067	159,180
Net cash used in operating activities	(162,482)	(138,980)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from related party loans	162,763	141,619
Net cash provided by financing activities	162,763	141,619

Net increase (decrease) in cash	281	2,639
Cash-beginning of year	2,817	2,106
Cash-end of period	$3,098	$4,745

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at July 31, 2025, the Company had a working capital deficit of $17.20 million and an accumulated deficit of $79.26 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

NOTE 1 – NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Other factors (continued)

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income. A cumulative total of $975,000 has been reclassified on the Company’s balance sheets as of July 31, 2025, and January 31, 2025, from Accounts Payable and Accrued Expenses as to $255,000 and Related Party Payables as to $720,000 to Liabilities held on divestiture in order to reflect the liabilities assumed by the Company upon dissolution of subsidiary Ga-Du (ref: Note 3).

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Technology, licensing rights and software (Intangible assets)

Technology, licensing rights and software are recorded at cost and capitalized.  These costs are reviewed for impairment at a minimum of once per year or whenever events or changes in circumstances suggest a need for evaluation. During the three months ended April 30, 2023, the Company acquired certain commercial software (ref: Note 3) at a cost of $100,000 which amount has been capitalized. There is no impairment expense for the intangible assets in three and six months ended July 31, 2025, and 2024. The Company expects to amortize the software over an estimated useful life of 3 years once commercial sales begin.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $0 during each of the three and six months ended July 31, 2025, and 2024. Advertising and marketing costs include costs incurred with the marketing of our Herbo Software such as ad placement and other internet marketing efforts.

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

$0 has been recognized as revenue in the three and six months ended July 31, 2025, and 2024. Revenue generated under enterprise software licenses will be recorded in accordance with the terms of the individual Customer contracts.  We expect license fees will be recorded on a monthly basis over the term of the contract, activation fees will be earned upon completion of set up and installation of the enterprise software, and customization and/or professional consulting services will be earned as rendered.

Cost of Revenue

Costs of revenue consist of the direct expenses incurred to generate revenue. Such costs are recorded as incurred. Our cost of revenue consists primarily of fees associated with the operational charges related to our Herbo enterprise software. During the three and six months ended July 31, 2025, and 2024 we incurred costs of sales of $0 with respect to the licensing of our Herbo software suite. In the case of revenue earned by our wholly owned subsidiary, proceeds allocated to our revenue interest are net of associated costs.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting (continued)

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of July 31, 2025, and January 31, 2025, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet. (see Note 7).

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company’s shares commenced trading on OTCMarkets as of December 6, 2024, and as a result there was no market price for the Company’s common stock as of the prior comparative period, July 31, 2024, from which to determine potential shares issuable under certain convertible notes. Potentially dilutive shares in the six months ended July 31, 2025, include a convertible note with a principal balance of $1,407,781 which amount is convertible into shares of common stock at a 15% discount to market price or 72,323,712 common shares as of July 31, 2025.

The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended July 31, 2025, because the effect would have been antidilutive:

Common Shares issuable - convertible notes	72,323,712
Total	72,323,712

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

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

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

Three and Six Months Ended
July 31,
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

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

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

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at July 31, 2025, and January 31, 2025 consist of the following:

	July 31, 2025	January 31, 2025
Accounts payable	$4,385,123	$4,163,673
Interest payable	237,359	218,064
Accrued other expenses	5,000	30,000
	$4,627,482	$4,411,737

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following loans:

	July 31, 2025	January 31, 2025
Notes 1 in fiscal year 2017 each due in three months from issuance date	$14,930	$14,930
Note 2 in fiscal year 2017 due in three months from issuance date	50,000	50,000
Notes 3 in fiscal year 2017, 2018 and 2019, each due in twelve months from issuance date	2,225,500	2,225,500
Notes 4 in fiscal year 2017, each due in nine months from issuance date	305,266	305,266
Note 5 in fiscal year 2019 due in nine months from issuance date	14,422	14,422
Note 6 in fiscal year 2021 due in 3 years from issuance date	350,000	350,000
Total	$2,960,118	$2,960,118

Interest expenses for the above notes recorded in the three and six months ended July 31, 2025 and 2024 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Interest expenses	$6,209	$6,209	$12,217	$12,284

Notes 1:

During the fiscal year ended January 31, 2017, the Company received an accumulated amount of $14,930 from a third party. The notes bear interest at a rate of 1% per annum, and each note was due three months from issue date.  As at July 31, 2025, the note remains unpaid and is in default.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

NOTE 6 – NOTES PAYABLE (Continued)

Notes 1 (Cont’d):

Interest expenses recorded in the three and six months ended July 31, 2025, and 2024 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Interest expenses	$37	$37	$73	$74

	July 31, 2025	January 31, 2025
Interest payable	$1,375	$1,302
Note payable	$14,930	$14,930

Note 2:

During the fiscal year ended January 31, 2017, the Company received an amount of $50,000 from a third party. The note bears interest at a rate of 1% per annum and was due three months from issue date. As at July 31, 2025, the note became due and remains unpaid and is in default.

Interest expenses recorded in the three and six months ended July 31, 2025, and 2024 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Interest expenses	$125	$126	$248	$249

	July 31, 2025	January 31, 2025
Interest payable	$4,377	$4,129
Note payable	$50,000	$50,000

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

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

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

	July 31, 2025	January 31, 2025
Note payable	$2,225,500	$2,225,500

Notes 4:

During the year ended January 31, 2019, the Company received $305,266 in total proceeds from a third party. The notes bear interest at a rate of 1% per annum and were each due nine months from issue date.  The notes remain unpaid and are in default.

Interest expenses recorded in the three and six months ended July 31, 2025, and 2024 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Interest expenses	$717	$716	$1,410	$1,417

	July 31, 2025	January 31, 2025
Interest payable	$19,945	$18,535
Note payable	$305,266	$305,266

Note 5:

On September 12, 2018, the Company received $14,422 from a third party. The notes bear interest at a rate of 1% per annum and were due nine months from issue date.  The notes remain unpaid and are in default.

Interest expenses recorded in the three and six months ended July 31, 2025, and 2024 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Interest expenses	$36	$36	$71	$72

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

NOTE 6 – NOTES PAYABLE (Continued)

Note 5 (continued)

	July 31, 2025	January 31, 2025
Interest payable	$993	$922
Note payable	$14,422	$14,422

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

Interest expenses recorded in the three and six months ended July 31, 2025, and 2024 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Interest expenses	$5,294	$5,293	$10,415	$10,471

	July 31, 2025	January 31, 2025
Interest payable	$97,579	$87,164
Note payable	$350,000	$350,000

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

NOTE 7 – CONVERTIBLE NOTE PAYABLE (Continued)

At July 31, 2025, and January 31, 2025, convertible notes payable consisted of the following:

	July 31, 2025	January 31, 2025
Principal amount	$1,407,781	$1,407,781
Liability on stock settled debt	248,432	248,432
Convertible notes payable, net	$1,656,213	$1,656,213

Interest expenses recorded in the three and six months ended July 31, 2025, and 2024 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Interest expenses	$3,598	$3,598	$7,078	$7,117

	July 31, 2025	January 31, 2025
Interest payable	$110,667	$103,589

NOTE 8 – RELATED PARTY TRANSACTIONS

As of July 31, 2025, and January 31, 2025, related parties and former related parties are due a total of $6,984,306 and $6,666,476, respectively:

	July 31, 2025	January 31, 2025
Related party payables (1)(2)(3)(4)(5)(6)	$2,868,761	$2,713,694
Notes payable (1)(3)(4)	4,115,545	3,952,782
Total related party transactions	$6,984,306	$6,666,476

Services provided from related parties and former related parties:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Mr. Michael Rountree (3)(a)	$62,500	$62,500	$125,000	$125,000

Interest expenses due to related parties and former related parties:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Mr. Don Lee Taylor (1)(b)	$33	$33	$65	$65
Mr. Michael Rountree (3)(b)	8,901	8,901	17,406	17,406
Mr. Lewis (4)	429	429	848	848
	$9,363	$9,363	$18,319	$18,319

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

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

During the years ended January 31, 2024, and 2023, the Company paid $15,000 and $90,000, respectively, to Mr. Jeffery Taylor and $0 and $56,000, respectively, to Mr. Don Lee Taylor. On July 31, 2025, there was a total of $44,721 owing to Mr. Jeffery Taylor (January 31, 2025 - $44,721) and $426,450 to Mr. Don Lee Taylor (January 31, 2025 - $426,450), respectively, in accrued and unpaid salary under the terms of their employment agreements.

(b) Note payable

On February 17, 2016, the Company issued promissory notes to Mr. Jeffery Taylor, CEO, in the amount of $17,500 and to Mr. Don Lee Taylor, CFO, in the amount of $17,500, respectively. The notes bear interest at a rate of 1% per annum, maturing on August 17, 2016. During the fiscal year ended January 31, 2017, the Company repaid $2,500 to Mr. Jeffery Taylor and $2,500 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2019, the Company repaid $5,000 to Mr. Jeffery Taylor and $2,000 to Mr. Don Lee Taylor. During the fiscal year ended January 31, 2020, the Company repaid $10,000 to Mr. Jeffery Taylor and $0 to Mr. Don Lee Taylor. As at July 31, 2025, and January 31, 2025, there was a total of $0 owing to Mr. Jeffery Taylor, and $13,000 to Mr. Don Lee Taylor.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

NOTE 8 – RELATED PARTY TRANSACTIONS (Continued)

(2a)

For the three and six months ended July 31, 2025, and 2024, the Company was invoiced a total of $0 as consulting services by Ms. Jennifer Taylor, sister of certain of the Company’s former officers and directors.  As of July 31, 2025, and January 31, 2025, there was a total of $166,000 in accrued and unpaid consulting fees.

(2b)

For the three and six months ended July 31, 2025, and 2024, the Company was invoiced a total of $0 as consulting services included in research and development by Ms. Meredith Rountree, sister of the Company’s Chief Executive Officer. As of July 31, 2025, and January 31, 2025, there was a total of $161,250 in accrued and unpaid consulting fees.

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

We recorded $62,500 as fees in the three months ended July 31, 2025, and 2024 and recorded $125,000 as fees in the six months ended July 31, 2025 and 2024, respectively, under the terms of this agreement, all of which remain unpaid. As at July 31, 2025, there was a total of $1,565,000 (January 31, 2025 - $1,440,000) in accrued and unpaid salary under the terms of the employment agreement.

In addition, during the six months ended July 31, 2025, and 2024, Mr. Rountree funded a total accumulated amount of $10,291 and $15,862, respectively, for the Company’s expenses. As of July 31, 2025, Mr. Rountree was owed total expenses of $333,174 (January 31, 2025 - $322,883).

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

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

NOTE 8 – RELATED PARTY TRANSACTIONS (Continued)

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

During the six months ended July 31, 2025, the Company issued promissory notes to Rountree Consulting in the accumulated amount of $162,763.

These notes bear interest at a rate of 1% per annum, each is due nine months from issue date. Several of the aforementioned notes are currently in default.

(4)

(a) Employment agreement with L. John Lewis

On June 21, 2017, Ga-Du entered into an employment agreement with L. John Lewis whereby Mr. Lewis accepted employment as Chief Executive Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Lewis has a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. On July 31, 2025 and January 31, 2025, there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement  which amount is reflected on the Company’s balance sheets as a liability held on divestiture.

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

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

NOTE 8 – RELATED PARTY TRANSACTIONS (Continued)

(5)

On June 21, 2017, Ga-Du Corporation, a wholly owned subsidiary of Eco Science Solutions Inc. entered into an employment agreement with S. Randall Oveson whereby Mr. Oveson accepted employment as Chief Operating Officer of Ga-Du for two years unless terminated earlier in accordance with the agreement. During his period of employment, Mr. Oveson was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. On July 31, 2025 and January 31, 2025, there was a total of $240,000  in accrued and unpaid salary under the terms of the employment agreement which amount is reflected on the Company’s balance sheets as a liability held on divestiture.

(6)

On June 21, 2017, Ga-Du entered into a consulting agreement with Andy Tucker, whereby Mr. Tucker will provide services to the Cannabis industry under development by the Company, as well as act as an advisor to various State regulators concerning the Cannabis industry for two years unless terminated earlier in accordance with the agreement. During the period of the agreement, Mr. Tucker was to receive a base salary at an annual rate of $120,000.  The employment agreement was not renewed on expiry. On July 31, 2025 and January 31, 2025, there was a total of $240,000 in accrued and unpaid salary under the terms of the employment agreement  which amount is reflected on the Company’s balance sheets as a liability held on divestiture.

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

As of July 31, 2025, and January 31, 2025, there were 53,957,572 shares issued including 1,000,000 shares of treasury stock, and 52,957,572 shares outstanding.

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

As of July 31, 2025, and January 31, 2025, no Series A Voting Preferred Shares were issued.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

NOTE 10 – COMMITMENTS

(a)

On July 21, 2017, we entered into a Sublease commencing August 1, 2017, and terminating the earlier of (a) March 31, 2020, or (b) the date the sublease is terminated by sub landlord upon the occurrence of an event of default, the sublease covered a total of 6,120 square feet of office space. Monthly base rent for the period September 1, 2017 to July 31, 2018 was $14,535, and the first month of rent was free of charge. In the second year the monthly base rent increased to $15,173.  In the third year the monthly base rent increased to $15,810.  The Company remitted a security deposit in the amount of $15,810 in respect of this sublease.  The Company passed on recording the deferred rent relative to the one free month of rent contained within the lease as it was determined to be immaterial. During the period ended April 30, 2018, the Company accrued rent in respect to this sublease for the months of March and April 2018 including applicable operating costs.  Subsequent to October 31, 2018, the Company abandoned the space without payment or further accruals, and the lease was effectively terminated. After deduction of the Security deposit, a balance of $21,051 remains due and payable at July 31, 2025 and January 31,2025.

(b)

The Company has entered into verbal agreements with Take2L, an arm’s length third party, to develop and service our current technology platform in consideration for certain fees as invoiced monthly. On September 1, 2018, Take2L invoiced $350,000 to the Company in respect of the ongoing development of software to support our platform. As of January 31, 2023, Take2L had invoiced the Company a cumulative total of $1,328,810, including the original $350,000, of which at January 31,2023 the Company had paid a total of $327,500 towards the outstanding balance payable. There were no payments made in the six months ended July 31, 2025, or in the fiscal years ended January 31, 2025, and 2024.

As at July 31, 2025 and January 31, 2025 an amount of $1,001,310 remained due and payable to Take 2L in respect to invoices issued for services rendered.  The Company has been unable to settle these invoices as they have come due. Take 2L has had a long working relationship with our Chief Operating Officer, Mr. Rountree, with regard to other businesses; Take 2L has no relationship with the Company other than as a provider of services to the Company and does not hold any shares in the Company. Take 2L has continued to provide the Company with essential services during the shortfall in funds to meet operational overhead as it comes due and it is expected these accounts will be settled in full as soon as resources become available.

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

FOR THE SIX MONTHS ENDED JULY 31, 2025 AND 2024

NOTE 10 – COMMITMENTS (continued)

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

As consideration for his service, in addition to receiving two million five hundred thousand (2,500,000) restricted shares of the Company’s common stock, he will receive an advisory fee of Ten Thousand Dollars ($10,000) per month, commencing December 24, 2020. While the contract calls for half of the monthly advisory fee ($5,000)to be paid to Mr. Mudd and the other half of the advisory fee may be accrued on a monthly basis until the Company has closed a bona fide third-party debt and/or equity financing of at least eight hundred thousand dollars ($800,000), presently all of the fees incurred are being accrued and are unpaid. As of July 31, 2025 Mr. Mudd was owed $550,000 (January 31, 2025 - $490,000).

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

As used in this quarterly report, the terms “we”, “us”, “our” and “ESSI” mean Eco Science Solutions, Inc. unless otherwise indicated. “Ga-Du” refers to our previously wholly owned subsidiary Ga-Du Corporation.

Description of Business

The Company was incorporated in the state of Nevada on December 8, 2009, under the name Pristine Solutions, Inc.  On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (The “Company” or “Eco Science”). The Company’s principal executive office is located at 300 S. El Camino Real #206 San Clemente, CA 92672.  The Company’s telephone number is 833-GoHerbo (833-464-3726). The Company’s website is www.useherbo.com.

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

Results of Operations

Overview of Current Operations

Three months ended July 31, 2025, and 2024

	For the Three Months Ended July 31,
	2025	2024
Revenue	$-	$-

Operating Expenses
Cost of revenue
Depreciation
Legal, accounting and audit fees	20,331	15,500
Management and consulting fees	125,500	126,781
Research, development, and promotion	80,053	82,087
Office supplies and other general expenses	17,014	5,556
Total operating expenses	242,898	229,924

Net operating loss	(242,898)	(229,924)

Other income (expenses)
Interest expense	(9,807)	(8,957)
Interest expense, related parties	(10,138)	(10,214)
Total other income (expenses)	(19,945)	(19,171)

Net loss	$(262,843)	$(249,095)

During each of the three months ending July 31, 2025, and 2024, the Company has generated $0 in total revenue.

During the three months ended July 31, 2025, and 2024, the Company incurred total operating expenses of $242,898 and $229,924 respectively.  Management and consulting fees of $125,500 (2025) and $126,781 (2024) remained relatively unchanged during each of the three months ending July 31, 2025 and 2024. Amounts incurred for accounting, audit and legal fees increased over the period and totaled $20,331 (2025) from $15,500 (2024).  This increase was mainly due to an increase in legal fees in the 2025 quarter, offset by a slight decrease in accounting fees.  During the three months ended July 31, 2025 and 2024 research and development fees incurred were $80,053 and $82,087 respectively as the Company continued to process upgrades to its software suite. Fees decreased slightly over the comparative periods as a result of fewer man hours allocated to research and development in the current three-month period ended July 31, 2025.  Other operating and general and administrative expenses increased over the comparative periods from $5,556 in the three months ended July 31, 2024, to $17,014 for the three months ended July 31, 2025, mainly due to an increase in filing fees for SEC filing fees and OTCMarkets.

The Company recorded cumulative interest expenses of $19,945 and $19,171 in respect of certain convertible notes and other loan agreements, respectively during the three months ending July 31, 2025, and 2024, respectively.

The net loss for the three months ending July 31, 2024, was $249,095, as compared to a loss of $262,843 in the three months ended July 31, 2025.

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

Six months ended July 31, 2025, and 2024

	For the Six Months Ended July 31,
	2025	2024
Revenue	$-	$-

Operating Expenses
Cost of revenue
Depreciation
Legal, accounting and audit fees	37,790	67,310
Management and consulting fees	251,000	252,281
Research, development, and promotion	178,770	165,959
Office supplies and other general expenses	29,633	20,437
Total operating expenses	497,193	505,987

Net operating loss	(497,193)	(505,987)

Other income (expenses)
Interest expense	(19,295)	(18,551)
Interest expense, related parties	(19,776)	(19,170)
Total other income (expenses)	(39,071)	(37,721)

Net loss	$(536,264)	$(543,708)

During each of the six months ended July 31, 2025, and 2024, the Company has generated $0 in total revenue.

During the six months ending July 31, 2025, and 2024, the Company incurred total operating expenses of $497,193 and $505,987 respectively.  During the six months ending July 31, 2025, management and consulting fees stayed relatively constant at $251,000 for the six months ending July 31, 2025, and $252,281 for the six months ending July 31, 2024. Amounts incurred for accounting, audit and legal fees decreased over the period and totaled $37,790 (2025) from $67,310 (2024).  This decrease was mainly due to a substantial decrease in accounting and audit fees in the current six-month period.  During the six months ending July 31, 2025, and 2024 research and development fees incurred were $178,770 and $165,959 respectively as the Company continued to perform upgrades to its software suite. Fees increased slightly over the comparative periods as a result of additional required man hours allocated to research and development in the current six-month period ended July 31, 2025.  Other operating and general and administrative expenses increased slightly period over period from $20,437 in the six months ending July 31, 2024, to $29,633 for the six months ending July 31, 2025, mainly due to an increase in filing fees relating to SEC filings and OTC Markets.

The Company recorded cumulative interest expenses of $39,071 and $37,721 in respect of certain convertible notes and other loan agreements, respectively during the six months ended July 31, 2025, and 2024, respectively.

The net loss for the six months ending July 31, 2024, was $543,708, as compared to a loss of $536,264 in the six months ended July 31, 2025.

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

Statements of Cash Flows for the Six Months ended July 31, 2025, and 2024

The Company used net cash in operations of $162,482 and $138,980 respectively during the six-month periods ended July 31, 2025, and 2024 predominantly as a result of our net loss offset by a slight decrease in accounts payable and accrued expenses over the comparatives periods from $245,548 (2024) to $215,745 (2025), and a further slight decrease in related party payables from $159,180 (2024) to $155,067 (2025). The Company received cash from financing activities for the six months ended July 31, 2025, and 2024 of $162,763 (2025) and $141,619 (2024), as a result of proceeds from related party loans.

Plan of Operation

The Company changed the focus of its business at the close of fiscal 2016 to operate in the eco-friendly technology sector using social media sites and offering apps to generate advertising revenues and download fees, and to development certain enterprise software for the cannabis industry. During fiscal 2017 the Company laid the groundwork for income generation from these services by investing in ongoing development of its applications, websites and visibility in both the local and global market.  The Company has invested heavily in advertising to allow its applications and ecommerce website visibility on a global stage. During fiscal 2018 we further added to our business portfolio with the acquisition of Ga-Du corporation and its in-house software offerings.

In each of the years ended January 31, 2021, through 2025, and in the six months ended July 31, 2025, the Company has continued to incur costs to expand and develop its Herbo software suite of offerings.  The Company’s need for ongoing capital by way of loans, sale of equity and/or convertible notes is expected to continue during the current fiscal year until we can establish revenues from operations to cover all operational overhead. We have also had to rely heavily on loans from related parties in our most recently completed fiscal years as we work to have our shares returned for quotation on the OTC Markets. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of July 31, 2025, the Company had a working capital deficit of $17,198,536 and an accumulated deficit of $79,262,536. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As of July 31, 2025, and January 31, 2025, the Company had $3,098 and $2,817, in cash and $1,485 and $4,455 in prepaid expenses for total current assets of $4,583 and $7,272, respectively. As at July 31, 2025, and January 31, 2025, the Company had intangible assets of $100,000.  At each of July 31, 2025, and January 31, 2025, the Company had total assets of $104,583 and $107,272, respectively. Total liabilities at July 31, 2025, and January 31, 2025, were $17,203,119 and $16,669,544 respectively. The Company has insufficient funds to meet its ongoing operations and is currently funded through loans and advances from our CEO and CFO, Mr. Michael Rountree.

The Company has limited financial resources available outside loans from its officers and directors and funds it has previously obtained through the use of convertible notes and loans from related parties. There can be no guarantee the Company will continue to receive proceeds from loans, related party advances or convertible notes sufficient to meet its ongoing operational overheads as we continue to implement our business plan.  While we generated modest revenue in fiscal 2022, we did not report any revenue in fiscal 2025 or in the six months ended July 31, 2025, as we continued to enhance our software suite and we do not yet have resources to meet our operational shortfalls.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. As noted, additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. During the most recently completed fiscal year management has obtained additional funding with success, however there is no guarantee we will be able to continue to obtain financing if and when required. The current economic downturn may make it difficult to find new capital sources for the Company should they be required.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income. A cumulative total of $975,000 has been reclassified on the Company’s balance sheets as of July 31, 2025 and January 31, 2025 from Accounts Payable and Accrued Expenses as to $255,000 and Related Party Payables as to $720,000 to Liabilities held on divestiture in order to reflect the liabilities assumed by the Company upon dissolution of subsidiary Ga-Du (ref: Note 3 in the Company financial statements).

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of July 31, 2025, and January 31, 2025, $248,432 for the value of the stock settled debt for certain convertible notes is included in the “Convertible note, net” account on the balance sheet.

Recently issued accounting pronouncements

Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have a minimal impact on the Company’s Consolidated Financial Statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the six months ended July 31, 2025, that have materially, or are reasonably likely to materially, affect the Company’s internal controls over financial reporting.

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
16.	Establish documentation of Policies and Financial Reporting Checklist
17.	Annually assess the adequacy of the Company’s internal controls
18.	Provide continuing director education and employee compliance training
19.	Establish board oversight of Company’s expenditures

To date, numbers 1 through 6 have not been implemented as there has been no revenue generated and currently the Company only has one employee.  To date, Mr. Rountree is funding the Company and there aren’t enough funds to implement all of the requirements of the Stipulation.  Mr. Mudd continues to monitor the progress of the Company.  Numbers 14 through 19 have not yet been implemented; with regard to number 20, the Board discusses with Mr. Rountree the expenses incurred by the Company at board meetings.  The agreement calls for the above to be completed within four years; however, the implementation of each remains at the discretion, and subject to the judgement, of Mr. Mudd.  In the event that the Company does not begin to generate income, or secure financing, the Company will fail.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ECO SCIENCE SOLUTIONS, INC.

September 15, 2025	/s/ Michael Rountree
CEO, CFO, COO, President, and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer)

