Form 10-K
period 2026-01-31
ECO SCIENCE SOLUTIONS, INC.
filed 2026-06-09
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $632,000, based upon the closing price of $0.5725 per share of the registrant's common stock on July 31, 2025, the last business day of the registrant's most recently completed second fiscal quarter, after giving retroactive effect to the 1-for-25 reverse stock split that became effective on May 4, 2026.

As of June 8, 2026, after giving effect to the May 4, 2026 reverse stock split described herein, there were 24,952,656 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

Reverse Stock Split.  On May 4, 2026, the registrant effected a 1-for-25 reverse stock split of its issued and outstanding common stock. Unless otherwise indicated, all share and per share amounts presented in this Annual Report on Form 10-K, including the share count appearing above, have been retroactively adjusted to reflect the May 4, 2026 reverse stock split.

ECO SCIENCE SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2026

INDEX

ECO SCIENCE SOLUTIONS INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on current expectations, estimates, forecasts, and projections about the Company’s business, operations, industry, financial condition, anticipated cash needs, and strategic objectives, and involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to differ materially from those expressed or implied by such forward-looking statements.

All statements contained in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements include, among others, statements regarding:

•	our ability to continue as a going concern;
•	our ability to obtain additional financing or raise capital;
•	our ability to satisfy existing liabilities and obligations;
•	our ability to execute our business strategy and commercialization efforts;
•	anticipated future operating results, revenues, margins, and profitability;
•	development and commercialization of our software platforms and technology assets;
•	future market acceptance of our products and services;
•	the impact of debt settlements, restructurings, and equity issuances;
•	the impact of the May 4, 2026 reverse stock split;
•	our ability to maintain effective internal control over financial reporting;
•	the impact of economic conditions, inflation, and capital market volatility;
•	our dependence on key personnel, consultants, and third-party service providers;
•	our ability to protect intellectual property and proprietary technology;
•	the impact of litigation, regulatory matters, and corporate governance obligations;
•	the continued quotation and liquidity of our common stock; and
•	dilution resulting from future issuances of equity securities.

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to a variety of factors, including, but not limited to, those described in this Annual Report on Form 10-K under “Risk Factors” and elsewhere in this report.

Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. Except as required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

References in this Annual Report on Form 10-K to the “Company,” “ESSI,” “we,” “our,” and “us” refer to Eco Science Solutions, Inc.

ITEM 1.  BUSINESS

Corporate Overview

Eco Science Solutions, Inc. (“ESSI,” the “Company,” “we,” “our,” or “us”) is focused on the development and commercialization of enterprise software and financial technology solutions designed to support businesses operating in regulated, compliance-intensive, and operationally complex industries.

The Company’s principal executive office is located at 300 S. El Camino Real, Suite 206, San Clemente, California 92672. The Company’s telephone number is (833) 464-3726. The Company’s website is www.useherbo.com. Information contained on, or accessible through, the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

The Company’s primary technology platforms are HERBO, a cloud-based enterprise resource planning (“ERP”) and accounting platform, and HERBO Pay, an integrated financial services and payment platform. HERBO is designed to assist businesses with accounting, inventory management, compliance support, reporting, customer relationship management, payment workflows, and operational controls. HERBO Pay is designed to support cashless payment workflows, customer onboarding, transaction monitoring, and payment-related reporting.

The Company’s initial target markets include cannabis and CBD-related businesses, wellness businesses, specialty retail, manufacturing, professional services, and other regulated or complex industries that may require integrated accounting, inventory, compliance, and payment functionality. Cannabis and CBD-related businesses remain a significant target customer vertical because these businesses often face heightened accounting, tax, compliance, inventory tracking, and banking-related challenges.

The Company did not generate revenue during the fiscal year ended January 31, 2026. Subsequent to year end, the Company began limited onboarding of initial paying customers. These activities remain early-stage and may not result in material revenue unless and until the Company is able to expand customer adoption, complete additional onboarding, and obtain sufficient working capital to support commercialization.

The Company’s common stock is currently quoted on the OTCID Market operated by OTC Markets Group Inc. under the trading symbol “ESSI.”

Corporate History

The Company was incorporated in the State of Nevada on December 8, 2009 under the name Pristine Solutions, Inc. The Company changed its name to Eaton Scientific Systems Inc., effective November 27, 2012, and later changed its name to Eco Science Solutions, Inc. in February 2014.

In February 2014, the Company effected a 1,000-for-1 reverse stock split. On May 4, 2026, the Company effected a 1-for-25 reverse stock split of its issued and outstanding common stock. Unless otherwise indicated, all share and per share amounts presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the May 4, 2026 reverse stock split.

On September 21, 2020, the United States District Court for the District of Hawaii issued an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation, Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), preliminarily approving a proposed settlement. On December 3, 2020, the Court entered the Order and Final Judgment approving the settlement.

The settlement included, among other things, the resignation of certain former officers and directors, the appointment of A. Carl Mudd as Ombudsman and Chairman of the Board, the return of 140,000 shares of common stock to treasury after giving effect to the May 4, 2026 reverse stock split, the issuance of 56,000 restricted shares of common stock to Robbins LLP after giving effect to the May 4, 2026 reverse stock split, the issuance of a $350,000 promissory note to Robbins LLP, and the forgiveness and cancellation of $1,500,000 of debt held by Phenix Ventures LLC.

Pursuant to the settlement, at least 15% of revenue or qualifying financing proceeds is required to be allocated toward the implementation and maintenance of certain governance reforms. As of January 31, 2026, the Company had not generated revenue and had limited financial resources available to fund such initiatives. During the fiscal year ended January 31, 2026, the Company obtained limited financing proceeds that management determined were utilized solely to satisfy essential operating expenditures and maintain ongoing operations. After evaluating the nature and purpose of such financing activities, management determined that the proceeds obtained did not constitute financing proceeds subject to the settlement’s 15% allocation provision. The Company continues to evaluate its obligations and compliance requirements under the settlement agreement.

On December 23, 2020, the Company approved the appointment of A. Carl Mudd to serve as Chairman of the Board and Ombudsman of the Company. In connection with this role, Mr. Mudd received 100,000 restricted shares of the Company’s common stock after giving effect to the May 4, 2026 reverse stock split and became entitled to an advisory fee of $10,000 per month, subject to the terms of his agreement and the Company’s available liquidity.

On January 28, 2021, the Company entered into an Asset Purchase Agreement pursuant to which it acquired an enterprise software platform designed to support accounting, inventory management, customer relationship management, and business operations. In connection with the transaction, the Company agreed to issue 60,000 restricted shares of common stock after giving effect to the May 4, 2026 reverse stock split.

On January 28, 2021, the Company entered into an Executive Employment Agreement with Michael Rountree, who currently serves as the Company’s Chief Executive Officer and Chief Financial Officer. Mr. Rountree’s base salary is $250,000 per year, which has historically accrued when unpaid due to the Company’s limited liquidity. In connection with his employment arrangement, Mr. Rountree was issued 120,000 shares of common stock after giving effect to the May 4, 2026 reverse stock split.

On January 28, 2021, the Company entered into indemnification agreements with Michael Rountree, A. Carl Mudd, and S. Randall Oveson in their capacities as officers and/or directors, pursuant to which the Company agreed to indemnify such individuals to the fullest extent permitted by applicable law.

On January 28, 2021, the Company entered into a Debt Settlement and Share Purchase Agreement with Rountree Consulting, Inc., a company owned by The Rountree Trust, pursuant to which Rountree Consulting, Inc. agreed to accept 20,000 restricted shares of common stock after giving effect to the May 4, 2026 reverse stock split at an adjusted price of $12.50 per share in settlement of $250,000 of debt owed by the Company.

On January 17, 2023, Jeffery Taylor resigned from all positions he held with the Company, including President, Director, and Secretary.

On April 5, 2023, the Company entered into a Software Acquisition Agreement with eXPO Financial Services LLC pursuant to which the Company acquired all rights, title, and interest in a computer program known as eXPO, or electronic eXchange portal, for a total purchase price of $100,000.

On April 2, 2025, the Board of Directors accepted the resignation of S. Randall Oveson as Secretary of the Company and appointed Michael Rountree as Secretary of the Company, making Mr. Rountree the Company’s sole officer.

On April 2, 2025, the Board of Directors approved the dissolution of Ga-Du Corporation. On April 3, 2025, a Certificate of Dissolution/Withdrawal was filed with the State of Nevada, and Ga-Du Corporation was dissolved.

On January 31, 2026, the Company completed a series of non-cash debt settlement transactions pursuant to which a substantial portion of outstanding liabilities was extinguished through the issuance of common stock. During the year ended January 31, 2026, the Company issued an aggregate of 22,834,297 shares of restricted common stock, after giving effect to the May 4, 2026 reverse stock split, in connection with the settlement of accrued compensation, accounts payable, notes payable, convertible notes, and related party obligations.

As of January 31, 2026, after giving effect to the May 4, 2026 reverse stock split, the Company had 24,992,656 shares of common stock issued, of which 40,000 shares were held as treasury stock, resulting in 24,952,656 shares of common stock outstanding.

HERBO Platform

HERBO is a cloud-based ERP and accounting platform designed to help businesses manage financial accounting, inventory, reporting, customer data, payment workflows, and operational processes within a single system.

The HERBO platform is intended to support businesses that require more integrated workflows than a basic accounting or point-of-sale system may provide. The HERBO platform is designed to include functionality relating to accounting, inventory management, reporting, compliance support, customer relationship management, payment workflows, and operational management.

HERBO is designed as a software-as-a-service platform and is intended to be configurable for different industries and customer use cases. The Company believes the platform may be particularly useful for businesses that operate across multiple locations, manage regulated products, require detailed inventory tracking, or need integrated accounting and operational records.

HERBO Pay

HERBO Pay is a financial services and payment platform designed to integrate with HERBO ERP. The platform is intended to support cashless payment workflows, payment tracking, customer onboarding, identity verification, transaction monitoring, and payment-related reporting. Depending on the nature and scope of payment-related services offered through HERBO Pay, the Company may be required to register as a money services business with FinCEN, obtain money transmitter licenses in one or more states, or comply with other federal and state financial services regulations. See "Regulatory Environment" below for additional information regarding the regulatory framework applicable to the Company's operations.

HERBO Pay is intended to help businesses manage payments and related records within the same operational environment as their accounting and inventory data. The platform is operational and, subsequent to fiscal year end, the Company began early-stage customer onboarding for HERBO Pay. Commercialization remains limited and early-stage, and the Company has not yet generated material revenue from HERBO Pay.

Cannabis and Regulated Industry Focus

Cannabis and CBD-related businesses remain an important target market for the Company. Although the Company does not grow, manufacture, distribute, sell, or dispense cannabis or cannabis products, the Company believes that cannabis and CBD-related businesses may require software solutions that support accounting, inventory management, product traceability, tax compliance, payment workflows, customer onboarding, and recordkeeping.

The cannabis industry presents unique operational and compliance challenges, including cash management issues, limited access to banking services, state-level licensing requirements, inventory tracking requirements, excise and sales tax obligations, and federal tax restrictions, including Internal Revenue Code Section 280E. Section 280E limits deductions for businesses trafficking in Schedule I or Schedule II controlled substances and can create significant tax and accounting complexity for cannabis operators. If cannabis were rescheduled to Schedule III (as proposed by the U.S. Department of Justice and the Drug Enforcement Administration in May 2024), Section 280E would no longer apply to cannabis businesses, which could reduce certain tax and accounting complexity but would not eliminate the broader operational, compliance, and regulatory challenges facing such businesses.

The Company’s platform is intended to assist customers with integrated accounting and operational data, including inventory and cost tracking. However, the Company does not provide legal, tax, regulatory, or accounting advice to customers and customers remain responsible for compliance with applicable laws, regulations, tax rules, licensing requirements, and reporting obligations.

The Company also intends to market its platform to other regulated or operationally complex industries, including wellness, specialty retail, manufacturing, professional services, and other industries that may benefit from integrated ERP, accounting, compliance, and payment functionality.

Regulatory Environment

The Company’s target customers may operate in industries subject to significant federal, state, and local regulation. These regulations may relate to licensing, product tracking, tax reporting, payment processing, customer verification, data security, consumer protection, anti-money laundering obligations, privacy, and other compliance matters. Although the Company does not grow, manufacture, distribute, sell, or dispense cannabis or cannabis products, because the Company provides software and payment-related services to cannabis-related businesses, changes in the federal or state regulatory landscape applicable to cannabis could materially affect the Company's business, operations, and customers. In particular, the Company's HERBO Pay platform, which supports cashless payment workflows, customer onboarding, identity verification, and transaction monitoring, is or may be subject to federal and state money transmitter licensing requirements, Bank Secrecy Act and anti-money laundering compliance obligations, FinCEN guidance applicable to financial institutions and service providers serving cannabis-related businesses, state-level payment processing and consumer financial services regulations, and Payment Card Industry Data Security Standards (PCI-DSS). The Company has not yet obtained all licenses or registrations that may be required in connection with its current or planned operations. The Company's failure to obtain or maintain required licenses, registrations, or compliance with applicable payment and financial services regulations could result in enforcement actions, fines, civil or criminal penalties, or restrictions on the Company's ability to operate HERBO Pay in one or more jurisdictions.

Cannabis remains illegal under U.S. federal law. Under the Controlled Substances Act, cannabis is currently classified as a Schedule I controlled substance. Although numerous states have legalized medical and/or adult-use cannabis, state-level legalization does not eliminate federal law risk. Because the Company may provide software or payment-related services to cannabis-related businesses, the Company could be deemed to be aiding and abetting illegal activities through the services it provides to cannabis industry participants, which could subject the Company to enforcement actions by federal law enforcement authorities. Changes in federal or state cannabis laws, enforcement priorities, banking rules, payment industry practices, or tax rules could materially affect the Company’s business prospects and customers.

In May 2024, the U.S. Department of Justice and the Drug Enforcement Administration published a proposed rule to move marijuana from Schedule I to Schedule III under the Controlled Substances Act. On December 18, 2025, President Trump issued an executive order directing the Attorney General to take all necessary steps to expeditiously move marijuana from Schedule I to Schedule III under the Controlled Substances Act. As of the date of this Annual Report on Form 10-K, no final rule has been adopted, and the status and timing of any final rulemaking action remain uncertain. There can be no assurance that cannabis will be rescheduled or descheduled, or that any change in federal law would benefit the Company or its customers.

Banking and payment processing remain significant challenges for many cannabis-related businesses. Due to federal law restrictions, some financial institutions may be unwilling to provide banking or payment services to cannabis-related businesses, even where such businesses operate legally under state law. The SAFE Banking Act, which would have prohibited federal regulators from penalizing financial institutions for serving state-legal cannabis businesses, has passed the U.S. House of Representatives multiple times but has not been enacted into law. Financial institutions that do serve cannabis-related businesses are generally required to comply with Bank Secrecy Act obligations and FinCEN guidance, including FinCEN's 2014 BSA Expectations Regarding Marijuana-Related Businesses (FIN-2014-G001), which imposes enhanced due diligence, suspicious activity reporting, and monitoring requirements. This creates operational risks for cannabis operators and may affect the adoption, use, and scalability of software and payment platforms serving those businesses, including HERBO Pay.

The regulatory framework applicable to cannabis and other regulated industries is evolving and uncertain. Federal enforcement priorities relating to cannabis may change and remain uncertain. New laws, regulations, enforcement policies, or interpretations could materially affect the Company’s operations, customers, revenue opportunities, compliance costs, and ability to commercialize HERBO and HERBO Pay. In addition, the Company may be subject to federal and state data privacy and data security laws and regulations, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, "CCPA"), and similar state privacy laws, which impose obligations relating to the collection, use, storage, disclosure, and protection of personal information. Compliance with evolving data privacy requirements may require the Company to incur additional costs and could affect the design and operation of its software platforms.

Intellectual Property and Technology

The Company relies on a combination of software rights, trade secrets, contractual protections, confidentiality agreements, trademarks, proprietary processes, and technical measures to protect its software platforms and related intellectual property.

The Company may not be able to prevent unauthorized use, duplication, reverse engineering, or misappropriation of its technology. The Company may also be required to incur additional costs to protect or enforce its intellectual property rights.

Competition

The markets for ERP software, accounting software, payment technology, compliance software, and industry-specific SaaS platforms are highly competitive and rapidly evolving.

The Company competes with traditional accounting software providers, ERP platforms, payment processors, inventory management software providers, cannabis-focused software providers, and other financial technology companies, including companies such as QuickBooks, Xero, FreshBooks, Zoho, and Wave. Many competitors possess substantially greater financial, technical, operational, sales, marketing, and other resources than the Company.

The Company believes competition within its target markets is based on several factors, including platform functionality, ease of implementation, integration capabilities, accounting and reporting functionality, inventory management capabilities, compliance support features, customer service, scalability, pricing, and industry-specific operational functionality. The Company believes its platforms may provide value to certain regulated and operationally complex businesses through integrated accounting, operational workflow, inventory management, compliance support, and payment functionality.

Human Capital

As of the date of this Annual Report on Form 10-K, the Company has one employee, Michael Rountree, who serves as Chief Executive Officer and Chief Financial Officer. The Company also utilizes approximately six independent contractors and consultants to support software development, operations, marketing, administration, compliance, and related activities.

The Company’s future success depends in part on its ability to retain key personnel, contractors, software developers, and advisors. The Company may need to hire additional personnel or retain additional contractors if customer onboarding and commercialization activities increase.

Available Information

The Company files reports with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information required under the Securities Exchange Act of 1934, as amended. These filings are available through the SEC’s website at www.sec.gov.

Investors should carefully review the information contained in this Annual Report on Form 10-K, including the information under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements included elsewhere in this report.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this Item. However, the Company's business involves significant risks, including but not limited to: the Company's ability to continue as a going concern; dependence on a single executive officer; material weaknesses in internal control over financial reporting; the federal illegality of cannabis; regulatory uncertainty regarding the Company's payment platform; absence of revenue; default on the Robbins LLP promissory note; potential limitations on net operating loss carryforwards under Section 382; and the Company's need for additional financing. Investors should carefully consider these and other risks, uncertainties, and factors described throughout this Annual Report on Form 10-K, including under “Forward-Looking Statements,” “Business,” "Legal Proceedings," and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company utilizes various processes and procedures intended to identify, assess, and manage cybersecurity risks affecting its systems, operations, data, and third-party service providers. The Company relies substantially on third-party cloud-based software, payment processors, hosting providers, communication systems, and external technology vendors in connection with its operations and platform development activities.

Cybersecurity risks considered by the Company include unauthorized access to systems or data, ransomware, phishing attempts, business interruption, payment processing disruptions, loss of confidential information, and vulnerabilities involving third-party vendors or hosted infrastructure.

The Company’s cybersecurity processes currently include periodic review of system access controls, use of third-party security features and monitoring tools where available, password and authentication controls, vendor oversight activities, data backup procedures, and periodic evaluation of technology-related operational risks. Due to the Company’s size and limited personnel, the Company relies significantly on third-party service providers and external consultants to support certain technology, hosting, payment processing, and cybersecurity-related functions.

As of the date of this Annual Report on Form 10-K, the Company is not aware of any cybersecurity incident that has materially affected, or is reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition.

Governance

Management is responsible for assessing and managing cybersecurity risks as part of the Company’s broader operational and financial risk management activities. Cybersecurity and technology-related matters may be reviewed periodically by management and the Board of Directors, including risks associated with third-party service providers, operational systems, payment processing activities, data security, and business continuity.

Due to the Company’s limited personnel and early-stage operations, the Company does not currently maintain a dedicated internal cybersecurity department or formalized enterprise cybersecurity program. The Company intends to continue evaluating and enhancing its cybersecurity processes, policies, and oversight procedures as operations and resources expand.

ITEM 2. PROPERTIES

The Company’s principal executive office is located at 300 S. El Camino Real, Suite 206, San Clemente, California 92672. The office space is currently provided by the Company’s Chief Executive Officer at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

On September 21, 2020, the United States District Court for the District of Hawaii issued an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation, Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), preliminarily approving a proposed settlement. On December 3, 2020, the Court entered an Order and Final Judgment approving the settlement.

Pursuant to the settlement, among other things:

•	Jeffery Taylor resigned as Chairman of the Board and Don Taylor resigned as Chief Financial Officer and director of the Company;
•	A. Carl Mudd was appointed to serve as Chairman of the Board and Ombudsman;
•	certain former shareholders returned an aggregate of 140,000 shares of common stock to treasury for cancellation, after giving effect to the Company’s May 4, 2026 1-for-25 reverse stock split;
•	the Company issued 56,000 restricted shares of common stock to Robbins LLP, after giving effect to the May 4, 2026 reverse stock split;
•	the Company entered into a promissory note payable to Robbins LLP in the principal amount of $350,000; and
•	debt totaling $1,500,000 owed to Phenix Ventures LLC was forgiven and cancelled.

Pursuant to the settlement and related governance reforms, on December 23, 2020, the Company appointed A. Carl Mudd to serve as Chairman of the Board and Ombudsman. Mr. Mudd’s role includes assisting the Company with implementation and monitoring of certain governance reforms, board oversight, corporate governance matters, compliance-related initiatives, and coordination between management and the Board of Directors.

In connection with his appointment, the Company entered into a Board Advisory Agreement with Mr. Mudd pursuant to which he is entitled to receive an advisory fee of $10,000 per month. Due to the Company’s limited liquidity, a substantial portion of such fees has historically been accrued. As disclosed in the accompanying consolidated financial statements, a portion of accrued fees owing to Mr. Mudd was settled through the issuance of common stock during the year ended January 31, 2026.

Pursuant to the settlement, the Company also agreed to implement certain governance reforms and compliance-related initiatives, including matters relating to board oversight, governance policies, audit committee functions, internal controls, and related governance procedures. As of January 31, 2026, the Company has implemented certain of these governance reforms, including the appointment of Mr. Mudd as Chairman and Ombudsman, Board oversight of financial reporting and audit functions, and adoption of an Insider Trading Policy. Implementation of additional governance reforms, including establishment of a formal audit committee charter, remains ongoing and is dependent, in part, upon the Company’s financial resources and operational development. On May 22, 2026, the Board of Directors adopted a Code of Business Conduct and Ethics applicable to all directors, officers, and employees of the Company in satisfaction of the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company continues to evaluate the status of its compliance with the settlement-mandated governance reforms.

Robbins LLP Promissory Note.  As described above, the Company issued a $350,000 promissory note to Robbins LLP in connection with the 2020 shareholder derivative settlement. The Robbins LLP promissory note is in default. As disclosed in Note 6 to the accompanying consolidated financial statements, the Company has accrued default interest on the Robbins LLP promissory note and continues to evaluate its alternatives with respect to satisfaction of the note. The Company is not currently aware of any pending litigation by Robbins LLP to collect the principal amount or accrued interest under the note. See also Item 13 — Certain Relationships and Related Transactions, and Director Independence.

Other than as described above, the Company is not currently a party to any material pending legal proceeding, and management is not aware of any material proceedings contemplated against the Company. The Company may from time to time become involved in legal proceedings arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the OTCID Market operated by OTC Markets Group Inc. under the trading symbol “ESSI.”

The Company’s securities were initially quoted on the OTC Markets in September 2010 under the name “Pristine Solutions, Inc.” The Company subsequently changed its name to “Eaton Scientific Systems, Inc.” and later to “Eco Science Solutions, Inc.” During May 2017, trading in the Company’s securities was suspended. On October 6, 2022, the registration of the Company’s securities was revoked by the Securities and Exchange Commission. On December 6, 2024, quotation of the Company’s common stock resumed on the OTC Markets under the trading symbol “ESSI.” On February 7, 2025, FINRA completed processing of the Company’s Form 211, permitting broker-dealers to resume publication of quotations for the Company’s common stock.

On May 4, 2026, the Company effected a 1-for-25 reverse stock split of its issued and outstanding common stock. Unless otherwise indicated, all share and per share amounts presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split.

Holders

As of the date of this Annual Report on Form 10-K, there were approximately 88 holders of record of the Company’s common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended January 31, 2026 and 2025. The Company currently intends to retain any future earnings, if any, to fund the development and growth of its business and does not presently anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 31, 2026, the Company issued an aggregate of 22,834,297 shares of restricted common stock in connection with the settlement and conversion of accrued compensation, accounts payable, notes payable, convertible notes, and accrued interest totaling approximately $15,984,008. The shares were issued at an adjusted stated issuance price of $0.70 per share after giving effect to the May 4, 2026 reverse stock split.

For financial reporting purposes, the shares issued in connection with the debt settlement transactions were recorded at their estimated aggregate fair value of approximately $6.1 million based on the estimated fair value of the common stock on the date of issuance. As a result, the Company recognized gains on debt settlement and extinguishment representing the excess of the carrying value of the liabilities extinguished over the estimated fair value of the equity instruments issued.

The issuances were completed in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. The recipients represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate restrictive legends were affixed to the certificates or book-entry statements representing the securities.

The Company did not issue any securities during the fiscal year ended January 31, 2025.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fiscal year ended January 31, 2026.

As of January 31, 2026, the Company had 24,992,656 shares of common stock issued, of which 40,000 shares were held as treasury stock, resulting in 24,952,656 shares of common stock outstanding.

As of January 31, 2025, the Company had approximately 2,158,359 shares of common stock issued, of which 40,000 shares were held as treasury stock, resulting in approximately 2,118,359 shares of common stock outstanding.

ITEM 6. [RESERVED]

[Reserved.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report on Form 10-K.

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States dollars. Unless otherwise indicated, all share and per share amounts presented herein have been retroactively adjusted to reflect the Company’s 1-for-25 reverse stock split effective May 4, 2026.

Overview

Eco Science Solutions, Inc. (“ESSI,” the “Company,” “we,” “our,” or “us”) is focused on the development and commercialization of enterprise software and financial technology solutions intended to support businesses operating in regulated and operationally complex industries.

The Company’s primary software platforms are HERBO, a cloud-based enterprise resource planning (“ERP”) and accounting platform, and HERBO Pay, an integrated payment and financial technology platform designed to support payment workflows, onboarding, transaction monitoring, and operational integration.

The Company is currently in the early stages of commercialization of its software platforms. During the fiscal years ended January 31, 2026 and 2025, the Company did not generate revenue. Subsequent to January 31, 2026, the Company commenced limited onboarding of initial paying customers and early-stage commercial implementation activities.

The Company’s operations have historically been funded primarily through related party advances, convertible notes, loans, and issuances of equity securities. During the year ended January 31, 2026, the Company completed substantial debt settlement transactions through the issuance of common stock, resulting in significant reductions in liabilities and the recognition of gains on debt settlement and extinguishment.

Results of Operations

Comparison of Fiscal Years Ended January 31, 2026 and 2025

Revenue and Cost of Revenue

During the fiscal years ended January 31, 2026 and 2025, the Company generated no revenue and incurred no costs of revenue.

Operating Expenses

The following table summarizes operating expenses for the fiscal years ended January 31, 2026 and 2025:

Operating Expenses	FY2026	FY2025	Variance
Management and consulting fees	$502,000	$503,281	$(1,281)
Accounting, audit and legal fees	101,290	140,554	(39,264)
Research and development	307,867	331,578	(23,711)
General and administrative expenses	47,195	49,726	(2,531)
Total operating expenses	$958,352	$1,025,139	$(66,787)

Management and consulting fees remained relatively consistent year over year. During fiscal 2026, certain consulting agreements expired and were not renewed.

Accounting, audit and legal fees decreased during fiscal 2026 primarily due to lower accounting and audit-related expenditures compared to the prior fiscal year.

Research and development expenses decreased during fiscal 2026 as the Company reduced certain development expenditures relating to enhancements and expansion of the HERBO software suite and related platform functionality.

General and administrative expenses remained relatively consistent year over year.

The Company recorded operating losses of $958,352 and $1,025,139 during the fiscal years ended January 31, 2026 and 2025, respectively.

Other Income (Expense)

The following table summarizes other income and expense for the fiscal years ended January 31, 2026 and 2025:

Other Income (Expense)	FY2026	FY2025
Interest expense	$(124,613)	$(76,549)
Gain on debt forgiveness	343,833	—
Gain on debt settlement	10,181,351	—
Total other income (expense)	$10,400,571	$(76,549)

Interest expense during fiscal 2026 primarily related to convertible notes, loans payable, and accrued default interest associated with the Robbins LLP promissory note.

During fiscal 2026, the Company completed debt settlement transactions pursuant to which accrued liabilities, convertible notes, accounts payable, related party obligations, and accrued interest were settled through the issuance of common stock. For financial reporting purposes, the equity instruments issued in connection with these transactions were recorded at their estimated fair value on the date of issuance, resulting in the recognition of substantial gains on debt settlement and extinguishment.

Net Income (Loss)

As a result of the matters discussed above, the Company reported net income of $9,442,219 during the fiscal year ended January 31, 2026, as compared to a net loss of $1,101,688 during the fiscal year ended January 31, 2025. The increase was primarily attributable to gains recognized on debt settlement and debt forgiveness transactions completed during fiscal 2026.

Liquidity and Capital Resources

The following table summarizes selected balance sheet information as of January 31, 2026 and 2025:

Selected Financial Data	January 31, 2026	January 31, 2025
Cash	$32,699	$2,817
Prepaid expenses	38,125	4,455
Total current assets	70,824	7,272
Intangible assets	100,000	100,000
Total liabilities	1,194,853	16,669,544
Working capital deficit	(1,124,029)	(16,662,272)
Accumulated deficit	(69,284,053)	(78,726,272)

The significant reduction in liabilities and accumulated deficit during fiscal 2026 was primarily attributable to the Company’s debt settlement and debt forgiveness transactions completed on January 31, 2026.

As of January 31, 2026, the Company had limited cash resources and continued to experience negative cash flows from operations. The Company’s operations have historically been funded through related party loans, convertible notes, equity issuances, and other financing arrangements.

Cash Flows

The following table summarizes cash flows for the fiscal years ended January 31, 2026 and 2025:

Cash Flow Activity	FY2026	FY2025
Net cash used in operating activities	$(367,781)	$(319,829)
Net cash used in investing activities	—	—
Net cash provided by financing activities	397,663	320,540

Net cash used in operating activities during fiscal 2026 primarily reflected ongoing operating expenses associated with software development, consulting, professional fees, and general corporate activities.

Net cash provided by financing activities during fiscal 2026 primarily reflected proceeds from related party advances and loans.

Subsequent Events

Reverse Stock Split.  On May 4, 2026, following stockholder authorization, the Company effected a 1-for-25 reverse stock split of its issued and outstanding common stock. The reverse stock split was processed by FINRA as effective on May 4, 2026. All share and per share amounts presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split.

March 9, 2026 Stockholder Consent.  On March 9, 2026, the Company received the written consent of holders of a majority of the Company’s outstanding common stock authorizing the May 4, 2026 reverse stock split and related corporate actions.

Other than as described above and in Note 11 to the accompanying consolidated financial statements, the Company is not aware of any subsequent events that would require disclosure or adjustment to the consolidated financial statements as of January 31, 2026.

Plan of Operations

The Company intends to continue development, commercialization, and customer onboarding activities relating to the HERBO and HERBO Pay platforms. Management’s current operational focus includes:

•	expansion of software functionality and integrations;
•	onboarding of initial customers;
•	development of recurring SaaS revenue opportunities;
•	payment and onboarding workflow expansion;
•	operational scalability;
•	enhancement of compliance-related functionality; and
•	obtaining additional working capital and financing resources.

The Company expects to continue relying on related party funding, debt financing, equity issuances, and other external financing arrangements until sufficient recurring revenues can be generated from operations. There can be no assurance that the Company will be successful in obtaining additional financing on acceptable terms, or at all.

Future financing activities may result in dilution to existing stockholders, the issuance of additional equity securities, the incurrence of debt, or other financing arrangements that could adversely affect existing stockholders.

Going Concern

The Company has incurred recurring operating losses and negative operating cash flows and has not yet generated significant recurring revenues from operations. As of January 31, 2026, the Company had a working capital deficit of $1,124,029 and an accumulated deficit of $69,284,053.

The Company’s continuation as a going concern is dependent upon its ability to generate revenues from operations, obtain additional financing, and achieve profitable operations. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments relating to the recoverability or classification of recorded assets or liabilities that may be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses.

Management regularly evaluates estimates and assumptions relating to, among other matters:

•	valuation of stock-based compensation;
•	fair value of equity instruments issued in debt settlements;
•	valuation allowances for deferred tax assets;
•	recoverability of long-lived assets and intangible assets;
•	beneficial conversion features and derivative liabilities;
•	accruals and contingencies; and
•	going concern considerations.

Actual results may differ materially from these estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Equity instruments issued for services are measured at the estimated fair value of the equity instruments issued or the fair value of the services received, whichever is more reliably measurable.

Convertible Debt and Beneficial Conversion Features

The Company evaluates embedded conversion features within convertible instruments in accordance with ASC 815, Derivatives and Hedging, and ASC 470, Debt, to determine whether derivative accounting or beneficial conversion feature accounting is required.

Stock Settled Debt

Certain convertible instruments historically contained provisions permitting conversion at fixed discounts to market prices of the Company’s common stock. In these instances, the Company recorded stock-settled debt representing the estimated value transferred through the conversion feature. As of January 31, 2026 and 2025, stock-settled debt included within convertible notes payable totaled $0 and $248,432, respectively.

Recently Issued Accounting Pronouncements

The Company evaluates recently issued accounting pronouncements and standards updates issued by the Financial Accounting Standards Board (“FASB”).

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced annual and interim disclosures regarding significant segment expenses. The Company adopted this guidance and the adoption did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires expanded income tax disclosures, including additional disaggregation of effective tax rate reconciliations and income taxes paid. The Company adopted this guidance during fiscal 2026 and the adoption did not materially impact the consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The Company early adopted this standard during fiscal 2026 and the adoption did not materially impact the consolidated financial statements.

Accounting Pronouncements Pending Adoption

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s audited consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K begin on page F-1 immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of January 31, 2026, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2026 due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. GAAP.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026 using the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2026 due to the following material weaknesses:

•	the Company has limited accounting personnel and does not maintain sufficient in-house resources with extensive technical accounting expertise relating to certain complex or non-routine transactions;
•	the Company does not maintain adequate segregation of duties consistent with control objectives due to limited personnel resources; and
•	the Company’s financial reporting and period-end close processes rely significantly on external accounting consultants and third-party service providers.

Management has continued to utilize external accounting consultants, legal advisors, and other third-party professionals to assist with financial reporting, technical accounting matters, SEC reporting obligations, and review procedures.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because the Company is a smaller reporting company and non-accelerated filer and is not required to provide such report.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended January 31, 2026, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that management increased its use of external accounting and compliance consultants and implemented additional review procedures relating to financial reporting and SEC reporting processes.

ITEM 9B. OTHER INFORMATION

Subsequent Events Disclosure

On March 9, 2026, the Company received the written consent of holders of a majority of the Company’s outstanding common stock authorizing a reverse stock split of the Company’s common stock. On May 4, 2026, following FINRA processing, the Company effected a 1-for-25 reverse stock split of its issued and outstanding common stock. Unless otherwise indicated, all share and per share amounts presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the May 4, 2026 reverse stock split.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended January 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(c) of Regulation S-K. The disclosure required by Item 408(a) of Regulation S-K is accordingly “None” for the fiscal quarter ended January 31, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the directors and executive officers of the Company as of January 31, 2026:

Name	Position(s) Held	Age	Date First Elected or Appointed
A. Carl Mudd	Ombudsman, Director, Chairman of the Board and Audit Committee Member	82	December 23, 2020
Michael D. Rountree	Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, President, Secretary and Treasurer	56	June 21, 2017 as COO; December 8, 2020 as Treasurer; January 31, 2021 as CEO and CFO; January 17, 2023 as President; April 2, 2025 as Secretary
S. Randall Oveson	Director	64	June 21, 2017

On April 2, 2025, Mr. Oveson resigned as Secretary of the Company and Mr. Rountree was appointed Secretary. Concurrently, the Board of Directors approved the dissolution of Ga-Du Corporation, and on April 3, 2025, a Certificate of Dissolution/Withdrawal was filed with the State of Nevada.

A. Carl Mudd

Mr. Mudd has extensive executive management, financial, operational, and corporate governance experience. He has spent over 18 years consulting with and mentoring chief executive officers and boards of directors regarding corporate governance, strategy, operational processes, restructuring, and international operations.

Mr. Mudd previously served in senior executive roles, including chief financial officer, chief operating officer, and president, for various multinational companies. He has also served on boards of directors and audit committees of U.S. public companies, including NASDAQ- and AMEX-listed companies, and has advised privately held businesses regarding governance, operations, restructuring, and strategic development.

Mr. Mudd is a retired Certified Public Accountant and holds a business degree from St. Edward’s University in Austin, Texas, as well as a Certification of Director Education from the National Association of Corporate Directors.

Mr. Mudd was appointed Chairman of the Board and Ombudsman of the Company on December 23, 2020 pursuant to governance reforms associated with the settlement of shareholder derivative litigation involving the Company.

S. Randall Oveson

Mr. Oveson has extensive experience in accounting, finance, operational management, financial processing, technology systems, and corporate operations involving both public and private companies.

Mr. Oveson began his career as a financial analyst with Suite Thinking, Inc., a hospitality consulting firm based in Newport Beach, California. Following completion of his MBA at Pepperdine University, Mr. Oveson served in executive management roles, including chief executive officer, chief operating officer, chief financial officer, and chief information officer, involving businesses operating in hospitality, aerospace, manufacturing, telecommunications, financial services, healthcare technology, and payment processing industries.

Mr. Oveson has participated in numerous financial audits, operational reviews, PCI compliance reviews, and financial systems implementation projects. He has also been involved in financial processing and operational projects involving the United States, Europe, and Canada.

Mr. Oveson served as General Manager and Director of Finance for Grenada Citizenship Development Ltd. from 2016 to 2019 and previously served as a consultant and director for NOW CFO through January 2025.

Michael D. Rountree

Mr. Rountree is the founder and sole member of Rountree Consulting, which he established in 1997. Mr. Rountree is a Certified Public Accountant and business advisor with experience involving financial management, tax, accounting, operational consulting, strategic planning, and business development.

Prior to forming Rountree Consulting, Mr. Rountree worked with Deloitte & Touche and Price Waterhouse on accounting and tax engagements involving large corporate clients. Mr. Rountree also previously worked for the California Franchise Tax Board, including within audit and forensic audit functions.

Mr. Rountree has served the Company in various executive and operational roles since June 21, 2017 and currently serves as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chief Operating Officer.

Board Structure and Corporate Governance

The Company’s Board of Directors currently consists of two directors: A. Carl Mudd and S. Randall Oveson.

The Company does not currently maintain separate standing compensation or nominating committees. The Board of Directors performs the functions typically associated with compensation and nominating committees due to the Company’s size, limited personnel, and current operational scale.

Audit Committee Related Matters

Mr. Mudd currently serves as the sole member performing audit committee functions. The Company has not adopted a formal audit committee charter due to the Company’s size and limited resources.

The Board of Directors oversees the Company’s financial reporting process, internal controls, audit functions, and engagement of the Company’s independent registered public accounting firm. The Board reviews the Company’s financial statements, accounting matters, audit scope, internal controls, and related financial reporting matters with management and the Company’s independent auditors.

The Company intends to continue evaluating its governance structure and committee composition as operations and resources expand.

The Board of Directors has determined that Mr. Mudd qualifies as an “audit committee financial expert” within the meaning of SEC rules.

Compensation Committee Related Matters

The Company does not currently maintain a separate standing compensation committee. The Board of Directors currently performs compensation committee functions, including review and approval of executive compensation arrangements and related compensation matters.

Nominating Committee Related Matters

The Company does not currently maintain a separate standing nominating committee and has not adopted formal procedures by which security holders may recommend nominees for election to the Board of Directors.

Director Independence

Although the Company’s common stock is not listed on a national securities exchange, the Board of Directors has determined, in accordance with the independence standards set forth in Nasdaq Listing Rule 5605(a)(2), that both A. Carl Mudd and S. Randall Oveson qualify as independent directors. Neither Mr. Mudd nor Mr. Oveson is an executive officer or employee of the Company, and neither maintains relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out his responsibilities as a director.

In making the foregoing determination with respect to Mr. Mudd, the Board of Directors considered the $10,000 per month advisory fee payable to Mr. Mudd pursuant to his Board Advisory Agreement, the settlement of approximately $610,000 of accrued advisory fees on January 31, 2026 through the issuance of restricted common stock (see Item 11 and Item 13), and the scope of Mr. Mudd's Ombudsman duties, which include governance monitoring, compliance-related initiatives, and coordination between management and the Board. Pursuant to Nasdaq Listing Rule 5605(a)(2)(B), compensation received by a director for board or board committee service is excluded from the bright-line compensation test set forth in that rule. The Board of Directors has determined that Mr. Mudd’s Board Advisory Agreement and Ombudsman role constitute board and board-committee service for purposes of Rule 5605(a)(2)(B), and that Mr. Mudd’s compensation, viewed in light of the Company’s overall circumstances, does not interfere with the exercise of his independent judgment in carrying out his responsibilities as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

Based solely upon a review of copies of such reports furnished to the Company and written representations from reporting persons, the Company believes that during the fiscal year ended January 31, 2026, Michael D. Rountree, A. Carl Mudd, and S. Randall Oveson each failed to timely file certain required Section 16(a) reports relating to equity issuances completed on January 31, 2026 in connection with the Company's debt settlement transactions. The Company believes that six reports (a late Form 3 and a late Form 4 for each of Messrs. Rountree, Mudd and Oveson) covering an aggregate of three transactions were not filed on a timely basis during the fiscal year ended January 31, 2026.

Code of Ethics

On May 22, 2026, the Board of Directors adopted a Code of Business Conduct and Ethics applicable to all directors, officers, and employees of the Company, including the Company's Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, principal accounting officer or controller, and persons performing similar functions, in satisfaction of the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. A copy of the Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K. The Company intends to disclose any amendment to, or waiver from, the Code with respect to any director or executive officer to the extent required by applicable rules and regulations of the Securities and Exchange Commission.

Insider Trading Policy

As required by Item 408(b) of Regulation S-K, the Company hereby discloses that the Company has adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of the Company’s securities by its directors, officers, employees, and certain other covered persons. The Board of Directors has determined that the Insider Trading Policy is reasonably designed to promote compliance with applicable insider trading laws, rules, and regulations and any applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes compensation earned by the Company’s named executive officers for the fiscal years ended January 31, 2026 and 2025.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) / Total ($)
Michael D. Rountree, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, President, Treasurer and Secretary	2026	250,000	None	None(1)	None	None	Total: 250,000
	2025	250,000	None	None	None	None	Total: 250,000
A. Carl Mudd, Ombudsman, Director and Chairman of the Board	2026	120,000	None	None(1)	None	None	Total: 120,000
	2025	120,000	None	None	None	None	Total: 120,000
S. Randall Oveson, Director	2026/2025	—	—	—	—	—	Total: —

(1) The Summary Compensation Table reports as “None” the column captioned “Stock Awards” for fiscal year 2026 because the equity issued to Mr. Rountree and Mr. Mudd on January 31, 2026 represented the settlement of previously accrued and previously expensed liabilities rather than new compensation awarded in fiscal year 2026. Specifically, as further described below and in Note 7 and Note 8 to the accompanying consolidated financial statements: (i) approximately $1,690,000 of accrued and unpaid base salary owing to Mr. Rountree was settled through the issuance of approximately 2,414,286 shares of restricted common stock (after giving effect to the May 4, 2026 reverse stock split, at an adjusted stated issuance price of $0.70 per share); (ii) approximately $337,480 of unpaid advances by Mr. Rountree on behalf of the Company was settled through the issuance of approximately 482,114 shares of restricted common stock at the same adjusted stated issuance price; and (iii) approximately $610,000 of accrued advisory fees owing to Mr. Mudd was settled through the issuance of approximately 871,429 shares of restricted common stock (after giving effect to the May 4, 2026 reverse stock split, at the same adjusted stated issuance price of $0.70 per share). The Company expensed and disclosed the underlying compensation and advisory fees in the periods in which the services were rendered. The January 31, 2026 issuance of restricted common stock represented settlement of these previously accrued obligations and is therefore not reported as a new fiscal year 2026 stock award in the Summary Compensation Table. The aggregate fair value of the equity instruments issued in connection with these settlements is reflected in the Company’s consolidated financial statements and in Item 13 — Certain Relationships and Related Transactions, and Director Independence.

Michael D. Rountree

Mr. Rountree was appointed Chief Operating Officer on June 21, 2017 and was appointed interim Chief Financial Officer and Treasurer on December 8, 2020. Effective January 31, 2021, Mr. Rountree formally accepted the positions of Chief Executive Officer and Chief Financial Officer. Effective January 17, 2023, Mr. Rountree assumed the additional role of President following the resignation of Jeffery Taylor. Effective April 2, 2025, Mr. Rountree was appointed Secretary of the Company.

Pursuant to his Executive Employment Agreement, as amended, Mr. Rountree is entitled to an annual base salary of $250,000, which has historically accrued when unpaid due to the Company’s limited liquidity.

During the year ended January 31, 2021, Mr. Rountree received 120,000 shares of restricted common stock, after giving retroactive effect to the Company’s May 4, 2026 1-for-25 reverse stock split, in connection with his employment agreement.

As of January 31, 2026 and 2025, accrued and unpaid compensation owing to Mr. Rountree totaled approximately $0 and $1,440,000, respectively. On January 31, 2026, accrued compensation owing to Mr. Rountree totaling approximately $1,690,000 was settled through the issuance of restricted shares of common stock.

During the fiscal years ended January 31, 2026 and 2025, Mr. Rountree advanced funds on behalf of the Company totaling approximately $14,597 and $28,136, respectively. On January 31, 2026, amounts owing to Mr. Rountree relating to unpaid advances totaling approximately $337,480 were settled through the issuance of restricted shares of common stock.

A. Carl Mudd

On December 23, 2020, the Company entered into a Board Advisory Agreement pursuant to which Mr. Mudd agreed to serve as Chairman of the Board and Ombudsman of the Company.

Pursuant to the agreement, the Company accrued advisory fees of $10,000 per month commencing December 24, 2020.

On January 31, 2026, accrued advisory fees owing to Mr. Mudd totaling approximately $610,000 were settled through the issuance of restricted shares of common stock. As of January 31, 2026 and 2025, amounts owing to Mr. Mudd totaled approximately $0 and $490,000, respectively.

Outstanding Equity Awards

None.

Employment Agreements

As of January 31, 2026, the Company maintained an employment agreement with Michael D. Rountree and a Board Advisory Agreement with A. Carl Mudd.

Director Compensation

Directors who are also employees or officers of the Company do not receive additional compensation for service as directors. Other than compensation payable to Mr. Mudd pursuant to his Board Advisory Agreement and Ombudsman role, directors currently serve without separate cash compensation for board service.

Clawback Policy / Item 402(w)

The Company is not a “listed issuer” (as defined in Rule 10D-1 under the Exchange Act) because the Company’s common stock is not listed on a national securities exchange. As a result, the Company is not required to maintain or disclose a compensation recovery policy under Rule 10D-1 or pursuant to Item 402(w) of Regulation S-K, and no Exhibit 97 has been filed with this Annual Report on Form 10-K. The Company will evaluate the adoption of a clawback policy that complies with Rule 10D-1 if and when the Company’s common stock becomes listed on a national securities exchange.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of January 31, 2026 by: (i) each person known by the Company to beneficially own more than 5% of the Company’s common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the Company believes each beneficial owner possesses sole voting and investment power with respect to the shares indicated.

As of January 31, 2026, the Company had 24,992,656 shares of common stock issued, of which 40,000 shares were held as treasury stock, resulting in 24,952,656 shares of common stock outstanding. All share counts and percentages in the table below have been retroactively adjusted to reflect the May 4, 2026 1-for-25 reverse stock split.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
	Officers and Directors
Common Stock	Michael D. Rountree Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, President, Treasurer and Secretary 300 S. El Camino Real, Suite 206 San Clemente, CA 92672	9,390,066 Direct	37.63%
Common Stock	A. Carl Mudd Ombudsman, Director and Chairman of the Board 172 Eagles Peak South Bullard, TX 75757	971,429 Direct	3.89%
Common Stock	S. Randall Oveson Director 1881 W Traverse Pkwy #E633 Lehi, UT 84043	392,857 Indirect(1)	1.57%
	Total Officers and Directors as a Group (3 persons)	10,754,352	43.10%
	5% Beneficial Owners (Other than Officers and Directors)
Common Stock	Tim Lyons 136 Seep Irvine, CA 92618	1,430,443 Direct(2)	5.73%
Common Stock	Stephen Marley 12095 SW 63rd Ave. Miami, FL 33156	1,455,002 Direct(3)	5.83%
Common Stock	Redwood Blind Trust 2618 San Miguel Dr. #1213 Laguna Beach, CA 92660 Mr. Ian Subel, Trustee Mr. Gannon Giguiere, beneficiary	5,365,314 Direct/Indirect(4)	21.50%
	Total 5% Beneficial Owners (Other than Officers and Directors)	8,250,759	33.06%
	Total Beneficial Ownership Reported Above	19,005,111	76.16%

(1) Consists of (i) 30,000 shares held directly by Mr. Oveson, (ii) 342,857 shares held by Charity of Christ Ministry Trust, for which Mr. Oveson serves as Trustee, and (iii) 20,000 shares held by Deepsea Solutions LLC, of which Mr. Oveson is a fifty percent (50%) owner. Mr. Oveson disclaims beneficial ownership of the shares held by Charity of Christ Ministry Trust and Deepsea Solutions LLC except to the extent of any pecuniary interest therein.

(2) Mr. Lyons’ beneficial ownership consists of 1,430,443 shares of common stock (after giving effect to the May 4, 2026 reverse stock split) issued to Mr. Lyons on January 31, 2026 in connection with the Company’s settlement of a vendor obligation owing to Take2L Ltd., as further described in Note 10 to the accompanying consolidated financial statements.

(3) Mr. Marley’s beneficial ownership consists of (i) 40,000 shares of common stock (after giving effect to the May 4, 2026 reverse stock split) held by Mr. Marley prior to the fiscal year ended January 31, 2026, and (ii) 1,415,002 shares of common stock issued to Mr. Marley on January 31, 2026 in connection with the Company’s debt settlement transactions.

(4) Consists of (i) 6,538 shares of common stock (after giving effect to the May 4, 2026 reverse stock split) held directly by Mr. Giguiere prior to the fiscal year ended January 31, 2026, and (ii) 5,358,776 shares of common stock issued to Redwood Blind Trust on January 31, 2026 in connection with the Company's settlement of notes payable and a convertible note as further described in Item 13 below. Mr. Giguiere is the beneficiary of the Redwood Blind Trust; Mr. Subel serves as Trustee of Redwood Blind Trust. Mr. Giguiere and Mr. Subel may each be deemed to share beneficial ownership of the 5,358,776 shares held by Redwood Blind Trust by virtue of Mr. Giguiere's beneficial interest in Redwood Blind Trust and Mr. Subel's voting and investment power over its shares.

Percent of Class is calculated based on 24,952,656 shares of common stock outstanding as of January 31, 2026, after giving effect to the May 4, 2026 1-for-25 reverse stock split. The table excludes treasury shares, custodial / broker omnibus accounts, and non-beneficial street name holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

In general, the Company’s policy is to submit material related party transactions to the Board of Directors for review and approval. The Board reviews related party transactions to determine whether such transactions are on terms that are fair to the Company and comparable to those that could be obtained in arm’s length transactions with unrelated third parties. Related party transactions may involve directors, executive officers, greater than 5% stockholders, or affiliates of such persons.

Related Party Transactions during Fiscal 2026

Related Party Transaction Threshold

As a smaller reporting company, the Company is required, pursuant to Item 404(d) of Regulation S-K, to disclose related party transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets at year-end for the last two completed fiscal years. The Company’s average total assets at year-end for the fiscal years ended January 31, 2026 and January 31, 2025 were approximately $139,048, of which 1% was approximately $1,390. Accordingly, the lower threshold of $1,390 governs related party transaction disclosure for the fiscal year ended January 31, 2026. The transactions described below include all related party transactions known to the Company that exceeded the foregoing threshold.

Rountree Compensation Settlement

On January 31, 2026, the Company settled approximately $1,690,000 of accrued and unpaid base salary owing to Mr. Rountree, the Company’s Chief Executive Officer and Chief Financial Officer, by issuing approximately 2,414,286 shares of restricted common stock (after giving effect to the May 4, 2026 reverse stock split). The shares were issued at an adjusted stated issuance price of $0.70 per share. The settled compensation had been expensed in prior fiscal years under Mr. Rountree’s Executive Employment Agreement.

Rountree Advances Settlement

On January 31, 2026, the Company settled approximately $337,480 of unpaid advances by Mr. Rountree on behalf of the Company by issuing approximately 482,114 shares of restricted common stock at the same adjusted stated issuance price of $0.70 per share. The advances had been previously recorded as amounts owing to Mr. Rountree in the Company’s consolidated balance sheets. See Note 7 to the accompanying audited consolidated financial statements.

Rountree Licensing Settlement

On January 31, 2026, the Company settled approximately $12,794 of amounts due to Mr. Rountree relating to licensing arrangements by issuing 18,277 shares of restricted common stock (after giving effect to the May 4, 2026 reverse stock split) at the adjusted stated issuance price of $0.70 per share. The licensing arrangements had been previously recorded in the Company's consolidated balance sheets. See Note 8 to the accompanying audited consolidated financial statements.

Mudd Advisory Fees Settlement

On January 31, 2026, the Company settled approximately $610,000 of accrued advisory fees owing to Mr. Mudd, the Company’s Chairman of the Board and Ombudsman, by issuing approximately 871,429 shares of restricted common stock (after giving effect to the May 4, 2026 reverse stock split) at an adjusted stated issuance price of $0.70 per share. The settled fees had been accrued under Mr. Mudd’s Board Advisory Agreement at the rate of $10,000 per month and had been expensed in the periods to which they related. Mr. Mudd’s aggregate beneficial ownership reported in Item 12 includes these 871,429 settlement shares and the 100,000 shares of restricted common stock initially issued to Mr. Mudd in connection with his December 23, 2020 appointment.

Rountree Consulting, Inc.

Rountree Consulting, Inc. has from time to time advanced funds to the Company and provided licensing and consulting services. During the fiscal year ended January 31, 2026, Rountree Consulting, Inc. provided advances and licensing arrangements to the Company in the aggregate amount of approximately $4,333,229. Outstanding obligations to Rountree Consulting, Inc. totaling approximately $4,333,229 were settled in connection with the Company’s January 31, 2026 debt settlement transactions through the issuance of approximately 6,190,326 shares of restricted common stock to Mr. Rountree, in satisfaction of obligations owed by the Company to Rountree Consulting, Inc., at the adjusted stated issuance price of $0.70 per share. Rountree Consulting, Inc. is an affiliate of Mr. Rountree. Mr. Rountree’s aggregate beneficial ownership reported in Item 12 (9,390,066 shares) reflects (i) Mr. Rountree’s pre-existing direct holdings of approximately 285,063 shares (after giving effect to the May 4, 2026 reverse stock split, or 7,126,575 shares prior to the reverse stock split), (ii) 2,914,677 shares issued directly to Mr. Rountree in connection with the salary, advances, and licensing settlements described above, and (iii) 6,190,326 shares issued to Mr. Rountree in satisfaction of obligations owed by the Company to Rountree Consulting, Inc.

Charity of Christ Ministry Trust — Ga-Du Dissolution Settlement

In connection with the April 2025 dissolution of Ga-Du Corporation, the Company assumed certain liabilities of Ga-Du, including approximately $240,000 of obligations owing to S. Randall Oveson and issued to the Charity of Christ Ministry Trust, for which Mr. S. Randall Oveson, a director of the Company, serves as Trustee. On January 31, 2026, in connection with the Company’s broader debt settlement transactions, the Company issued 342,857 shares of restricted common stock (after giving effect to the May 4, 2026 reverse stock split) to Charity of Christ Ministry Trust at the adjusted stated issuance price of $0.70 per share in satisfaction of these assumed obligations. Mr. Oveson disclaims beneficial ownership of the shares held by Charity of Christ Ministry Trust except to the extent of any pecuniary interest therein. See Note 8 to the accompanying audited consolidated financial statements and Item 12.

Redwood Blind Trust — Settlement of Notes Payable and Convertible Note

During the fiscal year ended January 31, 2026, the Company settled outstanding indebtedness held by Redwood Blind Trust, of which Ian Subel serves as Trustee and Mr. Gannon Giguiere is the beneficiary, through the issuance of restricted common stock. The settled obligations consisted of (i) notes payable with an aggregate carrying value of approximately $2,225,500 (see Note 6 to the accompanying audited consolidated financial statements); (ii) the principal balance of a convertible note payable of approximately $1,407,781 (see Notes 5 and 7 to the accompanying audited consolidated financial statements); and (iii) approximately $117,862 of accrued interest on the convertible note (see Notes 5 and 7 to the accompanying audited consolidated financial statements). The aggregate obligations of approximately $3,751,143 were settled on January 31, 2026 through the issuance of an aggregate of 5,358,776 shares of restricted common stock (after giving effect to the May 4, 2026 reverse stock split) at the adjusted stated issuance price of $0.70 per share, allocated as approximately 3,179,286 shares against the notes payable, 2,011,115 shares against the convertible note principal, and 168,375 shares against the accrued interest. Neither Mr. Subel nor Mr. Giguiere is a director, officer, or employee of the Company. As a result of these settlement issuances, together with 6,538 shares of common stock (after giving effect to the May 4, 2026 reverse stock split) held directly by Mr. Giguiere prior to the fiscal year ended January 31, 2026, Mr. Giguiere, the Redwood Blind Trust, and Mr. Subel as Trustee thereof became the beneficial owners, in the aggregate, of approximately 21.50% of the Company's outstanding common stock as of January 31, 2026 (see Item 12).

Indemnification Agreements

The Company has entered into indemnification agreements with each of Mr. Rountree, Mr. Mudd, and Mr. Oveson, pursuant to which the Company has agreed to indemnify such individuals to the fullest extent permitted by applicable law against expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred by them in any action or proceeding to which any of them is or is threatened to be made a party by reason of his service as an officer or director of the Company.

Office Space

The Company’s principal executive office space is provided by Mr. Rountree at no cost to the Company. See Item 2 — Properties.

Additional Detail

Additional information regarding related party transactions is included in Note 7 (Related Party Transactions), Note 6 (Notes Payable and Convertible Notes Payable), and Note 8 (Subsequent and Settlement-Related Transactions) to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Director Independence

For a discussion of director independence, see Item 10 — Directors, Executive Officers and Corporate Governance — Director Independence. The Board of Directors has determined that both A. Carl Mudd and S. Randall Oveson qualify as independent directors under the independence standards set forth in Nasdaq Listing Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Fruci & Associates II, PLLC for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for the fiscal years ended January 31, 2026 and 2025 were $59,500 and $47,625, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

No audit-related fees, tax fees, or other fees were billed by the Company’s independent registered public accounting firm during the fiscal years ended January 31, 2026 and 2025.

Audit Committee Matters

The Company’s audit committee functions are performed by Mr. Mudd. Audit fees represented 100% of the total fees billed by the Company’s independent registered public accounting firm during the fiscal years ended January 31, 2026 and 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents have been filed as a part of this Annual Report on Form 10-K:

1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eco Science Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eco Science Solutions, Inc. (“the Company”) as of January 31, 2026 and 2025, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026, and 2025 and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, a working capital deficit, has historically incurred operating losses and negative cash flows from operations, and has limited cash resources. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC– PCAOB ID #05525

We have served as the Company’s auditor since 2024

Spokane, Washington

June 5, 2026

ECO SCIENCE SOLUTIONS, INC.

AUDITED CONSOLIDATED BALANCE SHEETS

	January 31, 2026	January 31, 2025

ASSETS
Current assets
Cash	$32,699	$2,817
Prepaid expenses	38,125	4,455
Total current assets	70,824	7,272

Intangible asset	100,000	100,000
TOTAL ASSETS	$170,824	$107,272

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$889,788	$4,411,737
Related party payables	-	2,713,694
Notes payable, short-term, related party	-	3,952,782
Notes payable	350,000	2,960,118
Convertible note, net	-	1,656,213
Liabilities held on divestiture	-	975,000
Total current liabilities	1,239,788	16,669,544

Total liabilities	1,239,788	16,669,544

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized of which 1,000 shares are designated Series A Voting Preferred, none issued and outstanding	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 24,992,656 shares issued and 24,952,656 shares outstanding as of January 31, 2026, and 2,158,359 shares issued and 2,118,359 shares outstanding as of January 31, 2025	2,499	216
Treasury stock (40,000 shares issued at a cost of $0.1875 per share)	(7,500)	(7,500)
Additional paid in capital	68,220,090	62,171,284
Accumulated deficit	(69,284,053)	(78,726,272)
Total stockholders’ deficit	(1,068,964)	(16,562,272)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$170,824	$107,272

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended January 31,
	2026	2025

Revenue	$-	$-
Total revenue	-	-

Operating expenses:
Legal, accounting and audit fees	101,290	140,554
Management and consulting fees	502,000	503,281
Research, development, and promotion	307,867	331,578
Office supplies and other general expenses	47,195	49,726
Total operating expenses	958,352	1,025,139

Net operating loss	(958,352)	(1,025,139)

Other income (expenses)
Interest expense	(83,845)	(39,016)
Interest expense, related parties	(40,768)	(37,533)
Gain on debt forgiveness	343,833	-
Gain on debt settlement	10,181,351	-
Total other income (expenses)	10,400,571	(76,549)

Income tax expense	-	-

Net income (loss)	$9,442,219	(1,101,688)

Net income (loss) per common share - basic and diluted	$4.37	(0.51)

Weighted average common shares outstanding - basic and diluted	2,158,359	2,158,359

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 31, 2024	-	$-	2,158,359	$216	(40,000)	$(7,500)	$62,171,284	$(77,624,584)	$(15,460,584)
Net loss	-	-	-	-	-	-	-	(1,101,688)	(1,101,688)
Balance, January 31, 2025	-	$-	2,158,359	$216	(40,000)	$(7,500)	$62,171,284	$(78,726,272)	$(16,562,272)
Stock issuance under debt settlement	-	-	22,834,297	2,283	-	-	6,048,806	-	6,051,089
Net income	-	-	-	-	-	-	-	9,442,219	9,442,219
Balance, January 31, 2026	-	$-	24,992,656	$2,499	(40,000)	$(7,500)	$68,220,090	$(69,284,053)	$(1,068,964)

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year January 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$9,442,219	$(1,101,688)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) on debt settlement	(10,181,351)	-
(Gain) on debt forgiveness	(343,833)	-
Changes in operating assets and liabilities:
Prepaid expenses	(33,670)	(4,455)
Increase in accounts payable and accrued expenses	53,322	470,645
Increase in related party payables	695,532	315,669
Net cash used in operating activities	(367,781)	(319,829)

Cash Flows from Investing Activities:
Purchase of software	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from related party loans	397,663	320,540
Net cash provided by financing activities	397,663	320,540

Net increase in cash	29,882	711
Cash-beginning of year	2,817	2,106
Cash-end of year	$32,699	$2,817

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Liabilities held on divestiture settled by issuance of stock	$735,000	$-
Accounts payable and accrued expenses settled by issuance of stock	$3,926,533	$-
Related party payables settled by issuance of stock	$3,019,060	$-
Notes payable, short-term, related party settled by issuance of stock	$4,350,446	$-
Notes payable settled by issuance of stock	$2,545,188	$-
Convertible note, net, settled by issuance of stock	$1,656,213	$-
Accounts payable and accrued expenses forgiveness	$38,903	$-
Liabilities held on divestiture forgiveness	$240,000	$-
Notes payable forgiveness	$64,930	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Organization and nature of business

Eco Science Solutions, Inc. (the “Company”) was incorporated in the State of Nevada on December 8, 2009, under the name Pristine Solutions, Inc. On January 8, 2014, the Company changed its name to Eco Science Solutions, Inc.

On June 21, 2017, the Company acquired 100% of the issued and outstanding capital stock of Ga-Du Corporation (“Ga-Du”), which became a wholly owned subsidiary. Ga-Du provided a financial services platform, as well as inventory control, advisory, and retail inventory management software solutions.

On January 28, 2021, the Company entered into an Asset Purchase Agreement with Haiku Holdings, LLC, pursuant to which the Company acquired an enterprise software platform designed to support accounting, inventory management, customer relationship management, and overall business operations.

On April 5, 2023, the Company entered into a Software Acquisition Agreement with eXPO Financial Services LLC, pursuant to which the Company acquired all rights, title, and interest in a proprietary software platform known as the eXPO (electronic eXchange portal) for a total purchase price of $100,000.

On April 2, 2025, the Company’s Secretary resigned and a successor was appointed. Concurrently, the Board of Directors approved the dissolution of Ga-Du. On April 3, 2025, a Certificate of Dissolution/Withdrawal was filed with the State of Nevada, and Ga-Du was formally dissolved.

On January 31, 2026, the Company completed a series of non-cash debt settlement transactions pursuant to which a substantial portion of outstanding liabilities was extinguished through the issuance of common stock. These transactions resulted in a significant increase in issued and outstanding shares and a corresponding reduction in liabilities, and gave rise to the recognition of a material gain on debt settlement in the consolidated statements of operations for the year ended January 31, 2026.

On March 9, 2026, the Board of Directors and stockholders holding a majority of the Company’s voting power approved a 1-for-25 reverse stock split of the Company’s issued and outstanding common stock. Written consent was obtained from stockholders representing approximately 64.57% of the Company’s outstanding voting power. The reverse stock split became effective on May 4, 2026. The Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission to provide notice to stockholders and disclose the details of the reverse stock split.

Pursuant to the reverse stock split, every twenty-five issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock. Fractional shares resulting from the reverse stock split were rounded in accordance with the terms of the corporate action. The reverse stock split did not affect the number of authorized shares of common stock or the par value per share.

In accordance with ASC 260, Earnings Per Share, all share and per-share amounts presented in the accompanying consolidated financial statements, including shares issued and outstanding, earnings (loss) per share, weighted average shares outstanding, exercise prices, conversion prices, and all other per-share data for all periods presented, have been retroactively adjusted to reflect the reverse stock split, unless otherwise indicated.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $69,284,053 and working capital deficit of $1,124,029 as of January 31, 2026. The Company generated net income of $9,442,219 during the year ended January 31, 2026, primarily resulting from non-cash gains associated with debt settlement transactions. The Company has historically incurred operating losses and negative cash flows from operations and has limited cash resources available to fund operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Management intends to fund operations through additional debt and equity financings, strategic transactions, improved operating performance and other capital raising initiatives. However, there can be no assurance that the Company will be successful in obtaining additional financing or achieving profitable operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The following is a summary of the significant accounting policies applied in the preparation of the consolidated financial statements. These policies have been consistently applied to all periods presented unless otherwise noted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Basis of Presentation

The audited consolidated financial statements include the accounts of Eco Science Solutions, Inc. and its wholly owned subsidiary, Ga-Du Corporation, through the date of dissolution, April 3, 2025. All significant intercompany balances and transactions have been eliminated.

These audited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. During the year ended January 31, 2026, in connection with the dissolution of Ga-Du Corporation, liabilities totaling $975,000 were reclassified from accounts payable and related party payables to “liabilities held on divestiture” to reflect their disposition. These reclassifications had no impact on previously reported net income (loss).

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Technology, Licensing Rights and Software (Intangible Assets)

Technology, licensing rights, and software are recorded at cost and capitalized. These assets are evaluated for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.

During the year ended January 31, 2024, the Company acquired certain commercial software (see Note 4) for a purchase price of $100,000, which has been capitalized as an intangible asset.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

No impairment expense was recognized for the years ended January 31, 2026, and 2025. The Company expects to amortize the software over an estimated useful life of three years once the asset is placed into service.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $0 during each of the fiscal years ended January 31, 2026, and 2025.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company identifies performance obligations within its contracts and recognizes revenue as those performance obligations are satisfied.

For the years ended January 31, 2026 and 2025, the Company did not generate revenue.

Cost of Revenue

Cost of revenue consists of direct costs incurred to generate revenue and is recognized as incurred. Such costs primarily include fees associated with the operation and delivery of the Company’s Herbo enterprise software platform.

For the years ended January 31, 2026 and 2025, the Company did not incur any cost of revenue, as no revenue was generated during the periods.

To the extent revenue is generated through subsidiary operations, amounts recognized as revenue represent net proceeds after associated costs.

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

The CODM will review performance upon commencement of sales based on gross profit, operating profit, and net earnings. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue outside of the United States. The Company does not presently have any customer representing more than 10% of total revenues for any period presented and currently has no revenues. Accordingly, the CODM considers operating expenses, and other income (expenses) of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed in these consolidated financial statements that are regularly provided to the CODM.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Instruments and Debt Settlements

Obligations owing to related parties, including operating advances made by the Company’s Chief Executive Officer to fund operations with an expectation of repayment, are recorded as liabilities and are not treated as capital contributions. When such obligations are settled on terms identical to those extended to, and accepted by, unrelated creditors in the same transaction, the settlements are accounted for as extinguishments of debt under ASC 470-50, Debt—Modifications and Extinguishments, and any resulting gain is recognized in the statement of operations. No amount is credited to additional paid-in capital as a capital contribution unless the related party receives terms more favorable than those available to unrelated creditors.

The Company accounts for convertible debt instruments in accordance with ASC 470, Debt, as amended by ASU 2020-06, and evaluates embedded conversion features under ASC 815, Derivatives and Hedging, to determine whether such features require bifurcation and separate accounting as derivative liabilities.

For convertible instruments that may be settled in a variable number of shares, the Company evaluates whether the arrangement results in derivative liability classification or should be accounted for as a conventional debt instrument. To the extent such features do not require derivative accounting, any associated debt discount is recorded and amortized over the term of the instrument using the effective interest method.

The Company accounts for the extinguishment of debt in accordance with ASC 470-50, Debt—Modifications and Extinguishments. Gains or losses on extinguishment are recognized in the consolidated statements of operations as the difference between the carrying amount of the debt extinguished and the fair value of consideration transferred.

When debt is settled through the issuance of common stock, the transaction is measured based on the fair value of the equity instruments issued on the date of settlement, as determined in accordance with ASC 820, Fair Value Measurement. If the fair value of the equity instruments issued is not reliably measurable, the transaction is measured based on the carrying amount of the debt extinguished.

Fair Value Measurements

The carrying amounts of the Company’s financial instruments that are not required to be remeasured at fair value on a recurring basis—including cash, prepaid expenses, accounts payable and accrued liabilities, interest payable, and notes payable—approximate their fair values as of January 31, 2026 and 2025 due to the short-term nature of these instruments.

The Company measures certain financial and non-financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses observable market data when available and minimizes the use of unobservable inputs. Fair value measurements are classified within a three-level hierarchy based on the lowest level of input that is significant to the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable inputs other than quoted prices included within Level 1; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions.

The Company applies fair value principles in connection with equity instruments issued in non-cash transactions, including debt settlement transactions.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines whether an arrangement is a lease at inception. Right-of-use assets and lease liabilities are recognized for leases with terms greater than twelve months based on the present value of future lease payments. The Company has elected the short-term lease exemption for leases with an initial term of twelve months or less.

As of January 31, 2026 and 2025, the Company did not have any material lease arrangements.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible instruments using the if-converted method. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect would be anti-dilutive.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

All share and per-share amounts presented in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Company’s 1-for-25 reverse stock split effective May 4, 2026.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures regarding significant segment expenses and other segment information on both an annual and interim basis. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance during the year ended January 31, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires enhanced disclosures related to income tax rate reconciliations and income taxes paid by jurisdiction. The amendments are effective for public entities for fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended January 31, 2026, on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements. Refer to Note 11 for additional information.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update introduces a practical expedient allowing entities to assume that current conditions remain unchanged over the life of certain financial assets when estimating expected credit losses. The Company early adopted this guidance as of January 31, 2026 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements due to the limited nature of the Company’s receivable balances.

The Company has adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by eliminating certain separation models and requiring that convertible instruments be accounted for as a single liability unless they contain features requiring separate accounting as derivatives. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Pending Adoption

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. This update requires additional disclosures to disaggregate expense line items presented on the face of the consolidated statements of operations, including amounts related to employee compensation, depreciation, amortization, and other significant components. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update replaces the prescriptive development stage model with a principles-based, probable-to-complete recognition threshold for capitalization of internal-use software costs. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This update clarifies interim disclosure requirements and introduces a general disclosure principle requiring entities to disclose events occurring after the most recent annual reporting period that have a material impact on the entity. The amendments are effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DIVESTITURE OF SUBSIDIARY

On April 3, 2025, the Company’s wholly owned subsidiary, Ga-Du Corporation (“Ga-Du”), was dissolved following the filing of a Certificate of Dissolution with the State of Nevada. As a result of the dissolution, the Company assumed certain liabilities of Ga-Du totaling approximately $975,000, consisting of accounts payable and accrued compensation, including amounts due to former executives and consultants.

These liabilities were presented as “liabilities held on divestiture” in prior periods.

Included within the liabilities assumed were amounts owed to former and current related parties as follows:

•	L. John Lewis (former officer of Ga-Du) – $240,000 (accrued compensation)
•	S. Randall Oveson (former officer of Ga-Du and current director of the Company) – $240,000 (accrued compensation)
•	Andy Tucker (deceased) – $240,000 (accrued compensation)

During the year ended January 31, 2026, the Company settled a substantial portion of these liabilities through the issuance of common stock and through negotiated forgiveness arrangements.

On January 31, 2026, the Company issued 1,050,000 shares of common stock in settlement of $735,000 of liabilities assumed from Ga-Du. The shares were issued at a stated price of $0.70 per share, with an estimated fair value of approximately $0.265 per share, resulting in total fair value consideration of approximately $278,250. Accordingly, the Company recognized a gain on settlement of approximately $456,750.

In addition, during the year ended January 31, 2026, the Company recognized approximately $240,000 of gains related to the forgiveness of liabilities previously assumed from Ga-Du, primarily related to amounts owed to a former consultant.

The Company accounted for these transactions in accordance with ASC 470-50, Debt—Modifications and Extinguishments, and ASC 820, Fair Value Measurement, recognizing gains based on the difference between the carrying value of the liabilities extinguished and the fair value of consideration transferred.

NOTE 4 – INTANGIBLE ASSETS

On April 5, 2023, the Company entered into a Software Acquisition Agreement with eXPO Financial Services LLC pursuant to which the Company acquired all rights, title, and interest in a proprietary software platform known as the eXPO (electronic eXchange portal) for a total purchase price of $100,000, which was paid in full as of January 31, 2024.

The acquired software platform was a complete product that was ready for its intended use upon acquisition. Software-related costs incurred during the fiscal year ended January 31, 2026 represented customizations that did not constitute significant modifications or enhancements to the platform’s functionality and were expensed as incurred. The Company did not capitalize any software development costs during the periods presented.

The acquired software is recorded as an intangible asset at cost. The Company evaluates its intangible assets for impairment in accordance with ASC 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

As of January 31, 2026 and 2025, no impairment has been identified.

The Company expects to amortize the software over an estimated useful life of three years once the asset is placed into service. As of January 31, 2026, the software has not been placed into service and, accordingly, no amortization expense has been recognized.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	January 31, 2026	January 31, 2025
Accounts payable	$712,189	$4,163,673
Interest payable	153,099	218,064
Accrued other expenses	24,500	30,000
	$889,788	$4,411,737

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Included within interest payable at January 31, 2026 is accrued default interest associated with a note payable to Robbins LLP.

During the year ended January 31, 2026, the Company settled a significant portion of outstanding accounts payable and accrued liabilities through the issuance of common stock.

On January 31, 2026, the Company settled liabilities including accounts and interest payable totaling $3,926,533 through the issuance of 5,609,333 shares of common stock. The shares were issued at a stated price of $0.70 per share, with an estimated fair value of $0.265 per share, resulting in total consideration of $1,486,473. Accordingly, the Company recognized a gain on settlement of $2,440,060, representing the difference between the carrying value of the liabilities extinguished and the fair value of the equity instruments issued.

In addition, for the fiscal year ended January 31, 2026, the Company recognized gains of $30,400 and $8,503 attributable to the forgiveness of certain accounts payable and accrued liabilities, and certain interest payable, respectively.

These transactions were accounted for in accordance with ASC 470-50, Debt—Modifications and Extinguishments, and ASC 820, Fair Value Measurement.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	January 31, 2026	January 31, 2025
Notes 1 commencing fiscal year 2017, each due in three months from issuance date	$-	$14,930
Note 2 commencing fiscal year 2017, due in three months from issuance date	-	50,000
Notes 3 incurred fiscal year 2017, 2018 and 2019, each due twelve months from issuance date	-	2,225,500
Notes 4 in fiscal year 2017, each due in nine months from issuance date	-	305,266
Note 5 commencing fiscal year 2019, due in nine months from issuance date	-	14,422
Note 6 incurred fiscal year 2021, due in 3 years from issuance date	350,000	350,000
Total	$350,000	$2,960,118

Interest expense related to notes payable, including default interest associated with Note 6, was $69,572 and $24,703 for the years ended January 31, 2026, and 2025, respectively.

Debt Settlements

During the year ended January 31, 2026, the Company settled a substantial portion of its outstanding notes payable through the issuance of common stock.

On January 31, 2026, the Company settled Notes 3, 4 and 5 totaling $2,545,188 through the issuance of 3,635,983 shares of common stock. The shares were issued at a stated price of $0.70 per share and had an estimated fair value of $0.265 per share, resulting in aggregate consideration of $963,535. Accordingly, the Company recognized a gain on debt settlement of $1,581,653, representing the excess of the carrying value of the liabilities extinguished over the fair value of the equity instruments issued.

Debt Forgiveness

During the year ended January 31, 2026, the Company recognized a gain on debt extinguishment of $64,930 related to the forgiveness of Notes 1 and 2.

Remaining Note Payable

The remaining balance of $350,000 as of January 31, 2026, relates to a promissory note issued to Robbins LLP.

On December 8, 2020, the Company entered into a promissory note in the principal amount of $350,000 with Robbins LLP pursuant to the Order and Judgment in connection with the settlement of a lawsuit entitled In re Eco Science Solutions, Inc. Shareholder Derivative Litigation, Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.). The note bears interest at a rate of 6% per annum and was originally due three years from the issuance date.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2026, the note has matured and remains unpaid and is in default. The Company continues to accrue interest on the outstanding balance, including default interest in accordance with the terms of the promissory note.

Interest expense related to this note was $65,935 and $21,057 for the years ended January 31, 2026, and 2025, respectively. Accrued interest associated with this note totaled $153,099 and $87,164 as of January 31, 2026, and 2025, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

During October 2017, the Company issued a convertible promissory note with an original principal balance of $1,407,781.

The note bears interest at a rate of 1% per annum and was payable upon maturity or conversion at the option of the holder. The note contained a conversion feature that allowed the holder to convert the outstanding balance, including accrued interest, into shares of the Company’s common stock at a discount to the market price of the Company’s common stock at the date of conversion. The Company evaluated the conversion feature in accordance with ASC 815, Derivatives and Hedging, and determined that the feature did not require separate accounting as a derivative.

In accordance with ASC 470, Debt, the Company recognized a debt discount associated with the conversion feature of $248,432, which was amortized over the term of the note.

Settlement of Convertible Note

On January 31, 2026, the Company settled the convertible note through the issuance of common stock. The carrying value of the note at the date of settlement was $1,656,213.

The Company issued 2,011,115 shares of common stock in settlement of the note. The shares were issued at a stated price of $0.70 per share and had an estimated fair value of $0.265 per share, resulting in total consideration of $532,946, as determined in accordance with ASC 820, Fair Value Measurement. Accordingly, the Company recognized a gain on debt settlement of $1,123,267, representing the excess of the carrying value of the liability extinguished over the fair value of the equity instruments issued.

In addition, accrued interest of $117,862 related to the convertible note was settled through the issuance of common stock. This settlement is included within Note 5 – Accounts Payable and Accrued Liabilities and is not separately presented herein.

As of January 31, 2026, no convertible notes payable remained outstanding. As of January 31, 2025, convertible notes payable had a carrying value of $1,656,213. Interest expense related to the convertible note was $14,274 and $14,312 for the years ended January 31, 2026 and 2025, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures.

Related Party Balances

As of January 31, 2026, and 2025, amounts due to related parties and former related parties were as follows:

	January 31, 2026	January 31, 2025
Related party payables	$-	$3,433,694
Notes payable	-	3,952,782
Total related party balances	$-	$7,386,476

During the year ended January 31, 2026, the Company settled or otherwise extinguished a total of approximately $7,369,505 of related party obligations, including accrued compensation, advances, notes payable, and related accrued interest. These obligations were settled through the issuance of common stock at a stated price of $0.70 per share. For accounting purposes, the transactions were measured based on the estimated fair value of the Company’s common stock of approximately $0.265 per share at the date of issuance, in accordance with ASC 820, Fair Value Measurement.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Certain obligations assumed in connection with the dissolution of Ga-Du Corporation, including amounts owing to former executives and consultants (including S. Randall Oveson), are disclosed in Note 3 – Divestiture of Subsidiary and are not duplicated herein.

As a result of these transactions, the Company recognized gains on settlement of related party obligations in accordance with ASC 470-50, Debt—Modifications and Extinguishments. These related party obligations were settled on the same terms as contemporaneous settlements with unrelated creditors; accordingly, the resulting gains are recognized in the statement of operations under ASC 470-50 and do not represent capital contributions.

Former Related Parties – Amounts Owing, Settled, and Shares Issued

The Company had outstanding obligations to former directors and related parties arising primarily from accrued compensation, notes, and advances. During the year ended January 31, 2026, these balances were settled through the issuance of common stock.

Former Related Party	Amount Owing (2025)	Amount Settled (2026)	Shares Issued	Settlement Method
Jeffery Taylor	$45,177	$45,177	64,538	Common stock issuance
Don Lee Taylor	$440,809	$440,809	629,728	Common stock issuance
Jennifer Taylor	$166,000	$166,000	237,143	Common stock issuance
Meredith Rountree	$161,250	$161,250	230,357	Common stock issuance
L. John Lewis	$182,766	$182,766	261,095	Common stock issuance

In aggregate, the Company settled approximately $996,002 of obligations to former related parties during the year ended January 31, 2026, through the issuance of approximately 1,422,861 shares of common stock at a stated price of $0.70 per share.

For accounting purposes, the fair value of the shares issued was approximately $377,058, based on a price of $0.265 per share. Accordingly, the Company recognized a gain on settlement of former related party obligations of approximately $618,944, representing the difference between the carrying value of the liabilities extinguished and the fair value of the common stock issued.

Current Related Parties – Amounts Owing, Settled, and Shares Issued

Executive Compensation and Advances – Michael Rountree

Advances made by Mr. Rountree to fund the Company’s operations were made in his capacity as an executive officer with an expectation of repayment and were recorded as liabilities. The settlement of these advances, and of accrued compensation owing to Mr. Rountree, through the issuance of common stock on the same terms accepted by unrelated creditors was accounted for as an extinguishment of debt under ASC 470-50, with the resulting gain recognized in the statement of operations and no amount treated as a capital contribution. See the Company’s accounting policy for related party debt settlements above.

The Company has an executive employment arrangement with Michael Rountree, pursuant to which he serves in executive roles including Chief Executive Officer and Chief Financial Officer. Under the terms of the agreement, Mr. Rountree is entitled to an annual base salary of $250,000, which accrues when not paid.

The Company recorded compensation expense of $250,000 for each of the years ended January 31, 2026 and 2025. As of January 31, 2026, accrued and unpaid compensation totaled $1,690,000. On January 31, 2026, the Company settled accrued compensation in full through the issuance of 2,414,286 shares of common stock at a stated price of $0.70 per share.

In addition, Mr. Rountree advanced funds to the Company to support operating activities. As of January 31, 2025, outstanding advances totaled $322,883. During the year ended January 31, 2026, the Company settled a total of $337,480 of advances through the issuance of 482,115 shares of common stock at a stated price of $0.70 per share.

The Company also settled amounts due related to licensing arrangements totaling $12,794 through the issuance of 18,277 shares of common stock at a stated price of $0.70 per share.

In aggregate, the Company settled a total of approximately $2,040,274 of accrued compensation, advances, and other related party obligations with Mr. Rountree through the issuance of approximately 2,914,677 shares of common stock at a stated price of $0.70 per share.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For accounting purposes, the fair value of the shares issued was approximately $772,390, based on a price of $0.265 per share. Accordingly, the Company recognized a gain on settlement of approximately $1,267,884.

Notes Payable – Rountree Consulting

The Company has historically received funding from Rountree Consulting, Inc., a company controlled by Michael Rountree, in the form of promissory notes issued over multiple periods. These notes bear interest at a rate of 1% per annum and are generally due within nine months of issuance.

Immediately prior to settlement on January 31, 2026, the total outstanding balance of principal and accrued interest related to these notes was $4,333,229 (January 31, 2025 – $3,935,565). On January 31, 2026, the Company settled the outstanding balance in full through the issuance of 6,190,326 shares of common stock at a stated price of $0.70 per share.

In aggregate, the Company settled $4,333,229 of obligations through the issuance of common stock. For accounting purposes, the fair value of the shares issued was approximately $1,640,437, based on a price of $0.265 per share. Accordingly, the Company recognized a gain on settlement of approximately $2,692,792.

Other

On January 28, 2021, the Company entered into indemnification agreements with Michael Rountree, A. Carl Mudd, and S. Randall Oveson in their capacities as officers and/or directors. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by applicable law for claims and liabilities arising from their service to the Company.

NOTE 9 – CAPITAL STOCK

Common Stock

Effective May 4, 2026, the Company effected a 1-for-25 reverse stock split of its issued and outstanding common stock. All share and per-share amounts presented in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented, unless otherwise indicated. As a result of the May 4, 2026 reverse stock split, the stated capital represented by common stock was reduced by approximately $59,982 due solely to the reduction in issued shares at the unchanged par value of $0.0001 per share. The corresponding amount was reclassified to additional paid-in capital. The reverse stock split had no effect on total stockholders' deficit.

The Company is authorized to issue 650,000,000 shares of common stock with a par value of $0.0001 per share.

During the year ended January 31, 2026, the Company issued an aggregate of 22,834,297 shares of restricted common stock in connection with the settlement of accrued compensation, accounts payable, notes payable, convertible notes, and related party obligations, as further described in Notes 5 through 8 and Note 10. These transactions were effected at a stated price of $0.70 per share, representing an aggregate settlement amount of approximately $15,984,008. For accounting purposes, the equity instruments issued were measured based on the estimated fair value of the Company’s common stock at the date of issuance, in accordance with ASC 820, Fair Value Measurement, and the related gains on settlement were recognized in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

As of January 31, 2026, the Company had 24,992,656 shares of common stock issued, of which 40,000 shares were held as treasury stock, resulting in 24,952,656 shares of common stock outstanding.

As of January 31, 2025, the Company had approximately 2,158,359 shares of common stock issued, of which 40,000 shares were held as treasury stock, resulting in approximately 2,118,359 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share.

Series A Voting Preferred Stock

On January 11, 2016, the Company’s Board of Directors authorized the creation of 1,000 shares of Series A Voting Preferred Stock.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series A Voting Preferred Stock entitles the holder to voting rights equal to ten times the aggregate voting power of all shares of common stock and other voting securities outstanding at the time of each vote. The Series A Voting Preferred Stock is not convertible into common stock.

As of January 31, 2026 and 2025, no shares of Series A Voting Preferred Stock were issued or outstanding.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

(a) Lease Obligation

The Company previously entered into a sublease agreement for office space commencing August 1, 2017. The Company ceased use of the premises during 2018 and the arrangement was effectively terminated.

As of January 31, 2026 and 2025, an outstanding balance of approximately $21,051 remains payable in connection with this arrangement.

(b) Vendor Payable – Take2L

The Company has engaged Take2L, an arm’s length third-party service provider, for the development and maintenance of its technology platform. As of January 31, 2025, amounts due to Take2L totaled approximately $1,001,310. On January 31, 2026, the Company settled this obligation through the issuance of 1,430,443 shares of common stock at a stated price of $0.70 per share. For accounting purposes, the transaction was measured based on the estimated fair value of the Company’s common stock of approximately $0.265 per share at the date of issuance, resulting in the recognition of a gain on settlement of approximately $622,243. The settlement of this obligation is already included in the amounts disclosed in Note 5 – Accounts Payable and Accrued Liabilities and is not an additional gain on settlement herein.

(c) Legal Settlement and Governance Commitments

Pursuant to an Order and Final Judgment issued by the United States District Court for the District of Hawaii on December 3, 2020 in connection with In re Eco Science Solutions, Inc. Shareholder Derivative Litigation, the Company agreed to implement certain governance reforms and undertake related actions.

These commitments include, among other items:

•	appointment of independent directors
•	establishment of governance and audit committees
•	adoption of corporate governance policies
•	appointment of key officers and advisors

The Company also committed to allocate a portion of future capital raised toward the implementation and maintenance of these governance reforms. These commitments are contingent upon the Company’s ability to generate sufficient financial resources.

(d) Advisory Agreement – A. Carl Mudd

The Company entered into a Board Advisory Agreement with A. Carl Mudd, pursuant to which Mr. Mudd serves as Chairman of the Board and Ombudsman. As compensation, Mr. Mudd is entitled to a monthly advisory fee of $10,000, which has been accrued due to the Company’s limited liquidity. As of January 31, 2025, accrued and unpaid fees totaled $490,000. On January 31, 2026, the Company settled $610,000 of accrued fees through the issuance of 871,429 shares of common stock at a stated price of $0.70 per share. For accounting purposes, the transaction was measured based on the estimated fair value of the Company’s common stock of approximately $0.265 per share at the date of issuance, resulting in the recognition of a gain on settlement of approximately $379,179. The settlement of this obligation is already included in the amounts disclosed in Note 5 – Accounts Payable and Accrued Liabilities and is not an additional gain on settlement herein.

As of January 31, 2026, no amounts remain outstanding under this arrangement.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.

For the years ended January 31, 2026 and 2025, the Company did not record a current or deferred income tax provision or benefit due to operating losses and the full valuation allowance recorded against its deferred tax assets. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss carryforwards.

Significant components of the Company’s deferred tax assets consisted of the following:

	January 31, 2026	January 31, 2025
Net operating loss carryforwards	$69,445,000	$68,000,000
Tax effected deferred tax assets	14,583,000	14,280,000
Valuation allowance	(14,583,000)	(14,280,000)
Deferred tax assets, net	$–	$–

The Company assesses the likelihood that deferred tax assets will be realized. Based upon the Company’s history of losses since inception, management has determined that it is more likely than not that the deferred tax assets will not be realized, and accordingly, a full valuation allowance has been recorded as of January 31, 2026, and 2025.

Net Operating Loss Carryforwards

As of January 31, 2026, the Company had approximately $69.4 million of federal net operating loss (“NOL”) carryforwards available to offset future taxable income (January 31, 2025 – $68.0 million).

Approximately $43.5 million of these NOL carryforwards, if not utilized, will begin to expire in 2037 for federal tax purposes, while the remaining NOLs may be carried forward indefinitely.

Effective Tax Rate Reconciliation

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2026	2025
U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit (Nevada)	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

The Company is incorporated and operates in the State of Nevada, which does not impose a state-level corporate income tax. Accordingly, no state income tax provision has been recognized for the periods presented.

Pursuant to Section 382 of the Internal Revenue Code, the Company’s ability to utilize its net operating loss carryforwards (“NOLs”) may be substantially limited if the Company experiences an ownership change. Generally, an ownership change occurs when ownership of the Company’s stock changes by more than 50 percentage points among certain stockholders over a rolling three-year period.

During the year ended January 31, 2026, the Company completed significant debt settlement and equity issuance transactions involving the issuance of a substantial number of shares of common stock. These transactions may constitute, individually or in the aggregate, an ownership change for purposes of Section 382.

If an ownership change has occurred, utilization of the Company’s NOL carryforwards could be subject to an annual limitation determined by reference to the value of the Company’s stock immediately prior to the ownership change and the applicable long-term tax-exempt rate. Any unused annual limitation may generally be carried forward to future periods.

The Company has not completed a formal Section 382 study to determine whether an ownership change has occurred or the extent to which the Company’s NOL carryforwards may be limited. Accordingly, no adjustments have been made to reduce the Company’s deferred tax assets or NOL carryforwards for potential Section 382 limitations.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company applies the provisions of ASC 740-10 related to uncertain tax positions. The Company recognizes the effect of uncertain tax positions when it is more likely than not that the position will be sustained upon examination by taxing authorities.

As of January 31, 2026 and 2025, the Company has not recognized any liability for unrecognized tax benefits and does not believe there are any uncertain tax positions that require recognition. The Company’s policy is to recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company files income tax returns in the jurisdictions in which it operates and is subject to examination by federal and state taxing authorities.

As of January 31, 2026, there are no ongoing income tax examinations. However, tax years remain open to examination to the extent that net operating loss carryforwards are utilized in future periods.

NOTE 12 – SUBSEQUENT EVENTS

See Note 1 regarding the Company’s May 4, 2026 reverse stock split.

The Company has evaluated subsequent events from January 31, 2026 through the date these financial statements were issued and has determined that, other than the matter described above, there are no additional subsequent events requiring disclosure.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed Previously / IBR	Filed Herewith
3.1	Articles of Incorporation of Pristine Solutions Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 4, 2010).	*
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 29, 2010 (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 4, 2010).	*
3.3	Bylaws of Pristine Solutions Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on May 4, 2010).	*
3.4

Amended Articles of Incorporation / Certificate of Amendment filed with the Nevada Secretary of State on March 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2012 filed April 30, 2012).

*
3.5	Articles of Exchange filed with the Nevada Secretary of State on October 31, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 13, 2012).	*
3.6	Certificate to accompany Restated Articles or Amended and Restated Articles (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 4, 2013).	*
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 18, 2014).	*
3.8

Designation of Series A Voting Preferred shares filed with the Nevada Secretary of State on January 12, 2016 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed July 7, 2020).

*
3.9	Nevada Certificate of Change Pursuant to NRS 78.209 (1-for-25 reverse stock split, FINRA-effective May 4, 2026).		†
4.1	Description of Securities (updated to reflect the May 4, 2026 reverse stock split).		†
10.1	Consulting Agreement with Standard Consulting LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2018 filed on November 19, 2018).	*
10.2	Trademark Licensing Agreement between the Company and Haiku Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed June 28, 2019).	*
10.3	Board Advisory Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 29, 2020).	*
10.4	Executive Employment Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 4, 2021).	*
10.5	Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 4, 2021).	*
10.6	Debt Settlement and Share Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 4, 2021).	*
10.7	Asset Purchase Agreement between Eco Science Solutions and Haiku Holdings, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 4, 2021).	*
10.8	Addendum to Executive Employment Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 8, 2022).	*
10.9

Software Acquisition Agreement between the Company and eXPO Financial Services LLC dated April 5, 2023 (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed August 17, 2023).

*
10.10	Note Assignment and Purchase Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the nine months ended October 31, 2017 filed on December 20, 2017).	*
10.11	Form of Promissory Note — Rountree (incorporated by reference to the Registrant’s Form 10-12G/A filed on October 5, 2023).	*
10.12	Employment Services Agreement with Jeffery Taylor dated December 21, 2015 (incorporated by reference to the Registrant’s Form 10-12G/A filed on October 5, 2023).	*
10.13	Employment Services Agreement with Don L. Taylor dated December 21, 2015 (incorporated by reference to the Registrant’s Form 10-12G/A filed on October 5, 2023).	*

31

14.1	Code of Ethics		†
19	Insider Trading Policy of Eco Science Solutions, Inc.		†
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.		†
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.		†
99.1	Notice of Pendency and Proposed Settlement of Stockholder Derivative Action (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2020).	*
99.2	Stipulation of Settlement, dated September 21, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 10, 2020).	*
99.3

December 28, 2020 Press Release regarding Mr. Mudd’s agreement to serve as Chairman of the Board and Ombudsman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 29, 2020).

*
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.		†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.		†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		†
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).		†

* Filed previously / incorporated by reference.

† Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO SCIENCE SOLUTIONS, INC.

Date: June 9, 2026

By:	/s/ Michael D. Rountree
Michael D. Rountree
Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Rountree	Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)	June 9, 2026
Michael D. Rountree

/s/ A. Carl Mudd	Ombudsman, Director and Chairman of the Board	June 9, 2026
A. Carl Mudd

/s/ S. Randall Oveson	Director	June 9, 2026
S. Randall Oveson

33