Form 10-Q
period 2026-04-30
ECO SCIENCE SOLUTIONS, INC.
filed 2026-06-23
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54803

(Commission File Number)

ECO SCIENCE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada / 46-4199032

(State or other jurisdiction of incorporation or organization) / (I.R.S. Employer Identification No.)

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

As of June 19, 2026, there were 24,952,656 shares of the registrant's common stock outstanding.

ECO SCIENCE SOLUTIONS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3

ECO SCIENCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2026	January 31, 2026
	(Unaudited)
ASSETS
Current assets
Cash	$7,833	$32,699
Prepaid expenses	13,750	38,125
Total current assets	21,583	70,824

Intangible asset, net	94,444	100,000
TOTAL ASSETS	$116,027	$170,824

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$942,855	$889,788
Related party payable	129,055	-
Customer deposits	5,858	-
Notes payable	350,000	350,000
Total current liabilities	1,427,768	1,239,788

Total liabilities	1,427,768	1,239,788

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized of which 1,000 shares are designated Series A Voting Preferred, none issued and outstanding	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 24,992,656 shares issued and 24,952,656 shares outstanding	2,499	2,499
Treasury stock (40,000 shares issued at a cost of $0.1875 per share)	(7,500)	(7,500)
Additional paid in capital	68,220,090	68,220,090
Accumulated deficit	(69,526,830)	(69,284,053)
Total stockholders’ deficit	(1,311,741)	(1,068,964)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$116,027	$170,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended April 30,
	2026	2025

Net revenue	$253	$-
Total revenue	253	-

Operating expenses:
Amortization	5,556	-
Legal, accounting and audit fees	30,809	17,459
Management and consulting fees	122,500	125,500
Research, development, and promotion	62,033	98,717
Office supplies and other general expense	11,584	12,619
Total operating expenses	232,482	254,295

Net operating loss	(232,229)	(254,295)

Other income (expenses)
Interest expense	(10,548)	(9,488)
Interest expense, related parties	-	(9,638)
Total other income (expenses)	(10,548)	(19,126)

Income tax expense	-	-

Net income (loss)	$(242,777)	$(273,421)

Net loss per common share - basic and diluted	$(0.01)	$(0.13)

Weighted average common shares outstanding - basic and diluted	24,952,656	2,118,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 31, 2026	-	$-	24,992,656	$2,499	(40,000)	$(7,500)	$68,220,090	$(69,284,053)	$(1,068,964)

Loss	-	-	-	-	-	-	-	(242,777)	(242,777)
Balance, April 30, 2026	-	$-	24,992,656	$2,499	(40,000)	$(7,500)	$68,220,090	$(69,526,830)	$(1,311,741)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 31, 2025	-	$-	2,158,359	$216	(40,000)	$(7,500)	$62,171,284	$(78,726,272)	$(16,562,272)

Loss	-	-	-	-	-	-	-	(273,421)	(273,421)
Balance, April 30, 2025	-	$-	2,158,359	$216	(40,000)	$(7,500)	$62,171,284	$(78,999,693)	$(16,835,693)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended April 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(242,777)	$(273,421)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	5,556	-
Changes in operating assets and liabilities:
Prepaid expenses	24,375	1,485
Customer deposits	5,858	-
Increase in accounts payable and accrued expenses	53,067	123,273
Increase in related party payables	129,055	78,070
Net cash used in operating activities	(24,866)	(70,593)

Cash Flows from Investing Activities:
Purchase of software	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from related party loans	-	69,475
Net cash provided by financing activities	-	69,475

Net increase (decrease) in cash	(24,866)	(1,118)
Cash-beginning of year	32,699	2,817
Cash-end of year	$7,833	$1,699

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $69,526,830 and working capital deficit of $1,406,185 as of April 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Management intends to fund operations through additional debt and equity financings, strategic transactions, improved operating performance and other capital raising initiatives. However, there can be no assurance that the Company will be successful in obtaining additional financing or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The accounting policies conform to U.S. GAAP. There have been no material changes in the Company’s significant accounting policies since the last annual report as filed on Form 10-K.

Basis of Presentation Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of Eco Science Solutions, Inc. and its wholly owned subsidiary, Ga-Du Corporation, through the date of dissolution, April 3, 2025. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the normal recurring adjustments necessary to present fairly the financial position and results of operations as of and for the periods presented. The interim results are not necessarily indicative of the results expected for the full year or any future period.

Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures are adequate to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Report on Form 10-K filed on June 9, 2026, for the years ended January 31, 2026 and 2025.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

During the year ended January 31, 2024, the Company acquired certain commercial software (see Note 3) for a purchase price of $100,000, which has been capitalized as an intangible asset.

No impairment expense was recognized for the periods ending April 30, 2026.

The Company amortizes the software over an estimated useful life of three years on a straight-line basis starting on March 1, 2026, the date the asset was placed into service.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $404 and $0 during the three months ended April 30, 2026, and 2025, respectively.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Transaction and Processing Revenue (Net)

The Company provides transaction processing and settlement enablement modules to merchants. The Company evaluates its revenue arrangements under ASC 606 to determine it acts as an agent. Because the underlying payment processing, clearing, and settlement services are controlled by third-party sponsor banks and card networks prior to delivery to the merchant, and because the Company does not assume primary inventory or fulfillment risk for the transaction transmission, the Company concludes it acts as an agent.

Accordingly, revenues from transaction processing are recorded net of interchange fees, assessment fees, and bank processing costs remitted directly to financial institutions. Revenue is recognized at the point in time the transaction is successfully authorized and executed.

Segment Reporting

Operating segments are comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment providing clients a cloud-based ERP platform (“Herbo”) and a financial services platform (“Herbo Pay”) to support the unique end-to-end business requirements of regulated, cash-intensive industries. While the Company operates both Herbo and Herbo Pay, these offerings are considered sufficiently similar to representing one operating segment.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The accounting policies for our software platforms will include revenue recognition applicable to software-as-a-service including monthly installments for licenses to our platforms over specific periods of time. During the three months ended April 30, 2026, the Company commenced limited revenue-generating activities through its HerboPay platform and recognized net revenue of $253. CODM evaluates the performance of the single operating segment based on the Company’s net income (loss) as reported in the Statements of Operations and allocates resources based on ongoing software development budgets and expected marketing costs to engage consumers. The Company’s segment assets, including intangible assets, are reported on the Balance Sheets.

The CODM will review performance upon commencement of sales based on gross profit, operating profit, and net earnings. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue outside of the United States. The Company does not presently have any customer representing more than 10% of total revenues for any period presented. Accordingly, CODM considers operating expenses, and other income (expenses) of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expenses or asset information that are supplemental to those disclosed in these consolidated financial statements that are regularly provided to the CODM. The measure of segment profit or loss used by the CODM is consolidated net loss as reported in the condensed consolidated statements of operations. Significant segment expenses regularly provided to the CODM for the three months ended April 30, 2026 and 2025 consisted of management and consulting fees of $122,500 and $125,500, research, development, and promotion of $62,033 and $98,717, legal, accounting and audit fees of $30,809 and $17,459, office supplies and other general expense of $11,584 and $12,619, and amortization of $5,556 and $0, respectively, which together comprised total operating expenses of $232,482 and $254,295.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Convertible Instruments and Debt Settlements

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

As of April 30, 2026, the Company did not have any material lease arrangements.

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

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – INTANGIBLE ASSETS

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

As of April 30, 2026 and January 31, 2026, no impairment has been identified.

The Company amortizes the software over an estimated useful life of three years on a straight-line basis starting on March 1, 2026, the date the asset was placed into service.

The Company’s intangible assets consisted of the following as of April 30, 2026 and January 31, 2026:

	April 30, 2026	January 31, 2026
eXPO	$100,000	$100,000
Less accumulated amortization	(5,556)	-
Intangibles net	$94,444	$100,000

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	April 30, 2026	January 31, 2026
Accounts payable	$762,208	$712,189
Interest payable	163,647	153,099
Accrued other expenses	17,000	24,500
	$942,855	$889,788

Included within interest payable at April 30, 2026 and January 31, 2026 is accrued default interest associated with a note payable to Robbins LLP.

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following:

	April 30, 2026	January 31, 2026
Note incurred fiscal year 2021, due in 3 years from issuance date	350,000	350,000
Total	$350,000	$350,000

Interest expense related to the Company's notes payable was $10,548 and $6,008 for the three months ended April 30, 2026, and 2025, respectively. During the year ended January 31, 2026, the Company extinguished a substantial portion of its outstanding notes payable through the issuance of shares of common stock.

As of April 30, 2026, and January 31, 2026, the remaining notes payable balance of $350,000 relates entirely to a promissory note issued to Robbins LLP. This note was originally executed on December 8, 2020, in the principal amount of $350,000, pursuant to the Order and Judgment settling the shareholder derivative litigation entitled In re Eco Science Solutions, Inc. Shareholder Derivative Litigation, Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.). The note bears interest at a rate of 6% per annum and had an original maturity date of December 8, 2023.

As of April 30, 2026, the note has matured, remains unpaid, and is in default. The Company continues to accrue interest on the outstanding principal balance, including default interest, in accordance with the contractual terms of the promissory note.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Interest expense related to the Company's convertible promissory note was $0 and $3,480 for the three months ended April 30, 2026, and 2025, respectively. During the year ended January 31, 2026, the Company extinguished its outstanding convertible promissory note through the issuance of shares of common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures.

Related Party Balances

As of April 30, 2026, and January 31, 2026, amounts due to related parties and former related parties were as follows:

	April 30, 2026	January 31, 2026
Related party payables	$129,055	$-
Notes payable	-	-
Total related party balances	$129,055	$-

Executive Compensation and Advances – Michael Rountree

The Company has an executive employment arrangement with Michael Rountree, pursuant to which he serves in executive roles including Chief Executive Officer and Chief Financial Officer. Under the terms of the agreement, Mr. Rountree is entitled to an annual base salary of $250,000, which accrues when not paid.

The Company recorded compensation expense of $62,500 for each of the three months ended April 30, 2026 and 2025. As of April 30, 2026, accrued and unpaid compensation totaled $62,500.

In addition, Mr. Rountree advanced funds to the Company to support operating activities. As of April 30, 2026, outstanding advances totaled $66,555. Together with accrued and unpaid compensation of $62,500, these advances comprise the $129,055 of related party payables reported as of April 30, 2026.

Notes Payable – Rountree Consulting

The Company has historically received funding from Rountree Consulting, Inc., a company controlled by Michael Rountree, in the form of promissory notes issued over multiple periods. These notes bear interest at a rate of 1% per annum and are generally due within nine months of issuance.

Interest expense related to the Rountree notes payable was $0 and $9,192 for the three months ended April 30, 2026, and 2025, respectively. During the year ended January 31, 2026, the Company extinguished its outstanding promissory note through the issuance of shares of common stock.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Other

The Company had outstanding obligations to former directors and related parties arising primarily from notes. During the year ended January 31, 2026, these balances were settled through the issuance of common stock. Interest expense related to former directors and related parties’ notes payable was $0 and $446 for the three months ended April 30, 2026, and 2025, respectively.

On January 28, 2021, the Company entered into indemnification agreements with Michael Rountree, A. Carl Mudd, and S. Randall Oveson in their capacities as officers and/or directors. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by applicable law for claims and liabilities arising from their service to the Company.

NOTE 8 – CAPITAL STOCK

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

No shares of common stock were issued during the three months ended April 30, 2026 and 2025.

As of April 30, 2026 and January 31, 2026, the Company had 24,992,656 shares of common stock issued, of which 40,000 shares were held as treasury stock, resulting in 24,952,656 shares of common stock outstanding.

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

As of April 30, 2026 and January 31, 2026, no shares of Series A Voting Preferred Stock were issued or outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

(a) Lease Obligation

The Company previously entered into a sublease agreement for office space commencing August 1, 2017. The Company ceased use of the premises during 2018 and the arrangement was effectively terminated.

As of April 30, 2026 and January 31, 2026, an outstanding balance of approximately $21,051 remains payable in connection with this arrangement.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

(b) Legal Settlement and Governance Commitments

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

(c) Advisory Agreement – A. Carl Mudd

The Company entered into a Board Advisory Agreement with A. Carl Mudd, pursuant to which Mr. Mudd serves as Chairman of the Board and Ombudsman. Pursuant to the agreement, Mr. Mudd receives a monthly advisory fee of $10,000. Due to liquidity constraints, the Company has deferred payment of these fees.

For the three months ended April 30, 2026, and 2025, the Company recognized advisory fee expenses of $30,000 and $30,000, respectively, within general and administrative expenses in the condensed consolidated statements of operations. As of April 30, 2026, total accrued and unpaid fees under this agreement were $30,000, which are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

NOTE 10 – CUSTOMER DEPOSITS

The Company commenced revenue-generating operations through its HerboPay application during the three months ended April 30, 2026. HerboPay enables customers to access and utilize various products, services, and applications available through the platform. Customers may pre-fund their accounts by depositing funds into the HerboPay platform. In exchange, customers receive digital token balances that may be redeemed for future transactions, services, and other permitted activities within the HerboPay ecosystem. Such deposits do not represent earned revenue at the time funds are received, as the Company has not yet satisfied the related performance obligations associated with the future use of the deposited funds. Amounts received from customers that remain unused are recorded as customer deposits, a current liability, until the related services are provided, the token balances are redeemed, or the underlying obligation is otherwise extinguished. Revenue is recognized when the applicable performance obligations are satisfied in accordance with the Company's revenue recognition policy. As of April 30, 2026, customer deposits totaled $5,858 and are presented as a separate current liability on the accompanying balance sheet. The Company expects substantially all outstanding customer deposit balances to be utilized or redeemed within the next twelve months.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2026 through the date these financial statements were issued and has determined that, other than the matter described above, there are no additional subsequent events requiring disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Description of Business

The Company was incorporated in the State of Nevada on December 8, 2009, under the name Pristine Solutions, Inc. On February 14, 2014, the Company changed its name to Eco Science Solutions, Inc. (the “Company” or “Eco Science”). The Company's principal executive office is located at 300 S. El Camino Real #206, San Clemente, CA 92672. The Company's telephone number is 833-GoHerbo (833-464-3726). The Company's website is www.useherbo.com.

Eco Science Solutions, Inc. is focused on the development and commercialization of enterprise software and financial technology solutions designed to support businesses operating in regulated, compliance-intensive and operationally complex industries. The Company's principal platforms are “Herbo,” a cloud-based enterprise resource planning (“ERP”) and accounting platform, and “Herbo Pay,” an integrated financial services and payment platform that operates in connection with the Herbo ERP. Together, these platforms provide accounting, inventory management, compliance support, reporting, customer relationship management, and payment workflows, with enhanced tracking and traceability intended to support the requirements of regulated, cash-intensive industries such as cannabis and CBD, as well as other regulated or operationally complex industries. The Company also holds the “eXPO” (electronic eXchange portal) software platform, which it acquired in April 2023.

Eco Science Solutions, Inc. is not in the business of growing, manufacturing, or distributing cannabis.

On October 6, 2022, the Company's registration and trading symbol were revoked. On December 6, 2024, the OTC Markets began quotation of the Company's shares under the trading symbol “ESSI.” On February 7, 2025, FINRA completed processing of the Company's Form 211, and brokers were able to resume publication of competing quotes and provide continuous market making.

During the three months ended April 30, 2026, the Company commenced limited revenue-generating operations through its Herbo Pay platform and recorded net revenue of $253. The Company remains in an early commercialization stage and continues to seek additional users of its software platforms.

Subsequent to the period end, effective May 4, 2026, the Company completed a 1-for-25 reverse stock split of its issued and outstanding common stock. All share and per-share amounts in this quarterly report have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Results of Operations

Three months ended April 30, 2026 and 2025

	For the Three Months Ended April 30,
	2026	2025
Net revenue	$253	$—
Operating expenses
Amortization	5,556	—
Legal, accounting and audit fees	30,809	17,459
Management and consulting fees	122,500	125,500
Research, development, and promotion	62,033	98,717
Office supplies and other general expenses	11,584	12,619
Total operating expenses	232,482	254,295
Net operating loss	(232,229)	(254,295)
Other income (expenses)
Interest expense	(10,548)	(9,488)
Interest expense, related parties	—	(9,638)
Total other income (expenses)	(10,548)	(19,126)
Income tax expense	—	—
Net loss	$(242,777)	$(273,421)

During the three months ended April 30, 2026, the Company generated net revenue of $253, compared to $nil during the three months ended April 30, 2025. The revenue was generated through the Company's Herbo Pay platform, which commenced revenue-generating operations during the current quarter. Customer deposits reflected on the Company’s balance sheets represent prefunded balances held for future platform usage and do not represent earned revenue until the related services are provided.

During the three months ended April 30, 2026 and 2025, the Company incurred total operating expenses of $232,482 and $254,295, respectively, a decrease of $21,813. Management and consulting fees were $122,500 (2026) and $125,500 (2025). Research, development, and promotion expense decreased to $62,033 (2026) from $98,717 (2025), reflecting fewer hours allocated to the Company's software development in the current period. Legal, accounting and audit fees increased to $30,809 (2026) from $17,459 (2025) as a result of increased costs for audit, accounting and legal fees incurred in the period. Office supplies and other general expenses were $11,584 (2026), compared to $12,619 (2025). The Company also recorded amortization expense of $5,556 (2026) and $nil (2025) following the commencement of amortization of its eXPO software intangible asset on March 1, 2026.

The Company recorded total other expenses of $10,548 during the three months ended April 30, 2026, consisting of interest expense, compared to total other expenses of $19,126 during the three months ended April 30, 2025. The decrease reflects the extinguishment, during the year ended January 31, 2026, of substantially all of the Company's interest-bearing obligations other than the $350,000 promissory note, which remains outstanding and in default.

The net loss for the three months ended April 30, 2026 was $242,777, compared to a net loss of $273,421 for the three months ended April 30, 2025.

Currently, a significant portion of the Company's total operating expenses are management and consulting fees and research and development costs incurred to bring the Company's software platforms to market, including programming of technology, build-out of customer infrastructure, development of training materials, generation of marketing materials, and efforts to present the Company's products before regulators in various jurisdictions.

Statements of Cash Flows for the Three Months ended April 30, 2026 and 2025

During the three months ended April 30, 2026, the Company used net cash in operating activities of $24,866, compared to $70,593 during the three months ended April 30, 2025. Net cash used in operating activities during the current period reflected the net loss of $242,777, adjusted for non-cash amortization of $5,556 and net increases in accounts payable and accrued expenses ($53,067), related party payables ($129,055), and customer deposits ($5,858), together with a decrease in prepaid expenses of $24,375.

The Company had no investing activities during either period.

The Company had no financing activities during the three months ended April 30, 2026, compared to $69,475 of net cash provided by financing activities during the three months ended April 30, 2025, which consisted of advances from related party loans.

As a result, cash decreased by $24,866 during the three months ended April 30, 2026 (2025 – a decrease of $1,118), and the Company had cash of $7,833 at April 30, 2026 (January 31, 2026 – $32,699).

Plan of Operation

The Company continues to develop and commercialize its Herbo ERP and Herbo Pay software platforms for use by businesses operating in regulated and operationally complex industries. During the three months ended April 30, 2026, the Company continued to incur costs to expand and develop its software suite and commenced limited revenue-generating operations. The Company's need for ongoing capital by way of loans, sales of equity and/or convertible notes is expected to continue during the current fiscal year until the Company is able to establish revenues from operations sufficient to cover its operational overhead. The Company has relied heavily on loans and advances from related parties in recent periods. There are no assurances additional capital will be available to the Company on acceptable terms, or at all.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, and contingent liabilities, which could materially adversely affect the Company's business, results of operations and financial condition. Any future funding might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of April 30, 2026, the Company had a working capital deficit of $1,406,185 and an accumulated deficit of $69,526,830. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Liquidity and Capital Resources

As of April 30, 2026 and January 31, 2026, the Company had $7,833 and $32,699 in cash, respectively, and total current assets of $21,583 and $70,824, respectively. As of April 30, 2026 and January 31, 2026, the Company had an intangible asset, net, of $94,444 and $100,000, respectively, and total assets of $116,027 and $170,824, respectively. Total liabilities at April 30, 2026 and January 31, 2026 were $1,427,768 and $1,239,788, respectively. The Company has insufficient funds to meet its ongoing operations and has historically been funded through loans and advances from its sole officer, Mr. Michael Rountree.

The Company has limited financial resources available outside loans and advances from its officers and directors. There can be no guarantee the Company will continue to receive proceeds from loans, related party advances or other financing sufficient to meet its ongoing operational overhead as it continues to implement its business plan. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Additional working capital may be sought through debt or equity private placements, notes payable to related parties or other available funding sources, or a combination of these. The ability to raise necessary financing will depend on many factors, including economic and market conditions prevailing at the time financing is sought. There is no guarantee the Company will be able to obtain financing if and when required.

Future Financings

We anticipate continuing to rely on related party and third-party loans and equity sales of our common shares and/or shares for services rendered in order to continue to fund our business operations in the event of ongoing operational shortfalls. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our operations.

Contractual Obligations

As a “smaller reporting company,” the Company is not required to provide tabular disclosure of contractual obligations.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The preparation of the Company's unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of its financial statements is critical to an understanding of its financial statements.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Intangible Assets

The Company's intangible asset consists of the eXPO software platform, which is recorded at cost and tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Amortization is recorded on a straight-line basis over the asset's estimated three-year useful life, commencing March 1, 2026, the date the asset was placed in service. No impairment was recognized during the three months ended April 30, 2026.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. Transaction and processing revenue generated through the Herbo Pay platform is recognized on a net basis, as the Company acts as an agent in arranging payment processing services that are controlled by third-party sponsor banks and card networks. Revenue is recognized at the point in time a transaction is authorized and executed. Amounts received from customers in advance of the related services being provided are recorded as customer deposits, a current liability, until the related performance obligations are satisfied.

Going Concern

The preparation of the Company's financial statements requires management to assess the Company's ability to continue as a going concern within one year after the date the financial statements are issued. As described above and in Note 1 to the financial statements, substantial doubt exists regarding the Company's ability to continue as a going concern.

Recently Issued Accounting Pronouncements

During the periods presented, the Company adopted ASU 2023-07 (Segment Reporting), ASU 2023-09 (Income Taxes), ASU 2025-05 (Credit Losses), and ASU 2020-06 (Convertible Instruments), none of which had a material impact on its condensed consolidated financial statements. The Company is evaluating the impact of recently issued standards that are not yet effective, including ASU 2024-03 (Disaggregation of Income Statement Expenses), ASU 2025-06 (Internal-Use Software), and ASU 2025-11 (Interim Reporting). See Note 2 to the unaudited condensed consolidated financial statements for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the three months ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 20, 2017, a purported shareholder of the Company, Mr. Ian Bell, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the “First Hawaii Complaint”). On January 11, 2018, a purported shareholder of the Company, Mr. Marc D'Annunzio, filed a verified stockholder derivative complaint against the Individual Defendants in the United States District Court for the District of Hawaii (the “Second Hawaii Complaint”). On February 9, 2018, the Hawaii federal court consolidated the First Hawaii Complaint and the Second Hawaii Complaint (the “Consolidated Hawaii Action”). On December 10, 2018, plaintiffs in the Consolidated Hawaii Action filed their amended complaint (the “Amended Hawaii Complaint”). The Company is identified as a nominal defendant, against which no claims are plead. The Amended Hawaii Complaint arises out of alleged materially false and misleading statements or omissions from SEC filings and/or public statements by or on behalf of the Company. The Amended Hawaii Complaint asserts claims on behalf of the Company for breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, waste of corporate assets, and unjust enrichment against the Individual Defendants, and seeks damages, restitution and disgorgement, and an order directing the Company and all individual defendants to take all necessary actions to reform and improve the Company's corporate governance.

On September 21, 2020, the United States District Court for the District of Hawaii issued an order in the action captioned In re Eco Science Solutions, Inc. Shareholder Derivative Litigation, Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.), preliminarily approving a proposed settlement (the “Settlement”) as set forth in a Stipulation of Settlement dated September 21, 2020 (the “Stipulation”), by and among (i) plaintiffs Mr. Ian Bell and Mr. Marc D'Annunzio, individually and derivatively on behalf of Eco Science Solutions, Inc.; (ii) certain of the Company's current and former officers, directors and consultants; and (iii) the Company. Pursuant to the Court's Preliminary Approval Order, a hearing was held on November 17, 2020, and the Court approved the terms of the Settlement in an Order issued December 3, 2020, including the following:

(1) The resignation of Jeffery Taylor as Chairman of the Board, and Don Taylor as Chief Financial Officer and a member of the Board of Directors;

(2) Appointment of Carl Mudd, or such individual with similar background and qualifications, to serve as Ombudsman and as Chairman of the Board;

(3) The return by certain shareholders of a cumulative total of 3,500,000 shares of the Company's common stock to treasury for cancellation: (a) Gannon Giguiere – 1,500,000 shares; (b) Jeffery Taylor – 750,000 shares; (c) Don Taylor – 750,000 shares; (d) L John Lewis – 250,000 shares; and (e) S Randall Oveson – 250,000 shares;

(4) The issuance by the Company of 1,400,000 restricted common shares to the law firm of Robbins LLP as consideration for attorney fees;

(5) The entry by the Company into a Promissory Note with the law firm of Robbins LLP in the amount of Three Hundred Fifty Thousand Dollars ($350,000) with respect to legal fees incurred, bearing interest at a rate of six percent (6%) per annum calculated monthly, with all interest and principal due and payable no later than three (3) years from the date of final Settlement approval; and

(6) The immediate forgiveness and cancellation of debt in the amount of One Million Five Hundred Thousand Dollars ($1,500,000) held by Phenix Ventures LLC, a company controlled by Gannon Giguiere.

Additionally, the Settlement called for 15% of the Company's revenue and/or any financing raised by the Company to be dedicated toward achieving the objectives, implementation and maintenance of the Governance Reforms.

All of the above-listed items in the Order issued by the Court have been implemented except setting aside 15% of the Company's revenue and/or financing, as the Company has not yet generated any revenue of substance, nor has it secured any financing to date. Mr. Rountree continues to fund the Company with his personal funds, and once the Company begins generating revenue or secures financing, 15% will be put aside. In addition to the foregoing, the following Governance Reforms were set forth:

1. The purchase of Directors' and Officers' Insurance;

2. Appointment of two new, independent Directors;

3. Creation of a board-level Governance Committee;

4. Adoption of Written Corporate Governance Guidelines and Code of Ethics;

5. Creation of an Audit Committee;

6. Enhanced Board Independence;

7. Termination of existing compensation plans;

8. Immediate cessation of current and future business dealings with third party stock promoters;

9. Maintenance of the Company's website;

10. Creation of an Investor Relations Officer;

11. Engagement of In-House and General Counsel;

12. Appointment of a Chief Accounting Officer;

13. Creation of a written Whistleblower Policy;

14. Adoption of a Clawback Policy;

15. Adoption of enhanced conflicts policies and practices;

16. Establishment of documentation of Policies and a Financial Reporting Checklist;

17. Annual assessment of the adequacy of the Company's internal controls;

18. Provision of continuing director education and employee compliance training; and

19. Establishment of board oversight of the Company's expenditures.

Each of the reforms is subject to the judgment of the Ombudsman, Mr. A Carl Mudd, and/or the reconstituted Board, and based on the availability of funding. The agreement calls for the above to be completed within four years; however, the implementation of each remains at the discretion, and subject to the judgment, of Mr. Mudd. To date, certain of the reforms remain to be implemented, as the Company has not generated revenue of substance and currently has one employee. Of the foregoing reforms, one new independent Director has been appointed, an Audit Committee has been appointed consisting solely of Mr. Mudd, the existing compensation plans have been terminated, all dealings with third party stock promoters have ceased, the Company's website is being maintained, and counsel has been engaged. The remaining reforms will be implemented and adopted as funding becomes available and the Company begins generating revenue.

Other than as set out above, the Company knows of no material existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of its directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company's interest.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Report which have not been previously disclosed on a Current Report on Form 8-K, Form 10-Q or Form 10-K.

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

Date: June 23, 2026

/s/ Michael Rountree
Michael Rountree
CEO, CFO, COO, President, and Treasurer
(Principal Executive Officer, Principal Financial and Accounting Officer)

