Form 10-Q
period 2026-07-31
ECO SCIENCE SOLUTIONS, INC.
filed 2026-09-14
CIK 1490873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of September 11, 2026 there were 24,952,656 shares of the registrant's common stock outstanding.

ECO SCIENCE SOLUTIONS, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3

ECO SCIENCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2026	January 31, 2026
	(Unaudited)
ASSETS
Current assets
Cash	$15,551	$32,699
Accounts receivable	1,797	-
Prepaid expenses	1,875	38,125
Total current assets	19,223	70,824

Intangible asset, net	86,111	100,000
TOTAL ASSETS	$105,334	$170,824

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,015,417	$889,788
Related party payable	300,530	-
Customer deposits	7,442	-
Notes payable	350,000	350,000
Total current liabilities	1,673,389	1,239,788

Total liabilities	1,673,389	1,239,788

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par, 50,000,000 shares authorized of which 1,000 shares are designated Series A Voting Preferred, none issued and outstanding	-	-
Common stock, $0.0001 par, 650,000,000 shares authorized, 24,992,656 shares issued and 24,952,656 shares outstanding	2,499	2,499
Treasury stock (40,000 shares issued at a cost of $0.1875 per share)	(7,500)	(7,500)
Additional paid in capital	68,220,090	68,220,090
Accumulated deficit	(69,783,144)	(69,284,053)
Total stockholders’ deficit	(1,568,055)	(1,068,964)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$105,334	$170,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue	$1,952	$-	$2,205	$-
Total revenue	1,952	-	2,205	-

Operating expenses:
Amortization	8,333	-	13,889	-
Legal, accounting and audit fees	23,808	20,331	54,617	37,790
Management and consulting fees	122,500	125,500	245,000	251,000
Research, development, and promotion	78,705	80,053	140,738	178,770
Office supplies and other general expenses	14,420	17,014	26,004	29,633
Total operating expenses	247,766	242,898	480,248	497,193

Net operating loss	(245,814)	(242,898)	(478,043)	(497,193)

Other income (expenses)
Interest expense	(10,500)	(9,807)	(21,048)	(19,295)
Interest expense, related parties	-	(10,138)	-	(19,776)
Total other income (expenses)	(10,500)	(19,945)	(21,048)	(39,071)

Net loss	$(256,314)	$(262,843)	$(499,091)	$(536,264)

Net loss per common share - basic and diluted	$(0.01)	$(0.12)	$(0.02)	$(0.25)

Weighted average common shares outstanding - basic and diluted	24,952,656	2,118,303	24,952,656	2,118,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 31, 2026	-	$-	24,992,656	$2,499	(40,000)	$(7,500)	$68,220,090	$(69,284,053)	$(1,068,964)

Net Loss	-	-	-	-	-	-	-	(242,777)	(242,777)
Balance, April 30, 2026	-	-	24,992,656	2,499	(40,000)	(7,500)	68,220,090	(69,526,830)	(1,311,741)

Net Loss	-	-	-	-	-	-	-	(256,314)	(256,314)
Balance, July 31, 2026	-	$-	24,992,656	$2,499	(40,000)	$(7,500)	$68,220,090	$(69,783,144)	$(1,568,055)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 31, 2025	-	$-	2,158,359	$216	(40,000)	$(7,500)	$62,171,284	$(78,726,272)	$(16,562,272)

Net loss	-	-	-	-	-	-	-	(273,421)	(273,421)
Balance, April 30, 2025	-	-	2,158,359	216	(40,000)	(7,500)	62,171,284	(78,999,693)	(16,835,693)

Net loss	-	-	-	-	-	-	-	(262,843)	(262,843)
Balance, July 31, 2025	-	$-	2,158,359	$216	(40,000)	$(7,500)	$62,171,284	$(79,262,536)	$(17,098,536)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO SCIENCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended July 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(499,091)	$(536,264)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	13,889	-
Changes in operating assets and liabilities:
Prepaid expenses	36,250	2,970
Accounts receivable	(1,797)	-
Customer deposits	7,442	-
Increase in accounts payable and accrued expenses	125,629	215,745
Increase in related party payables	300,530	155,067
Net cash used in operating activities	(17,148)	(162,482)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from related party loans	-	162,763
Net cash provided by financing activities	-	162,763

Net increase (decrease) in cash	(17,148)	281
Cash-beginning of period	32,699	2,817
Cash-end of period	$15,551	$3,098

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $69,783,144 and working capital deficit of $1,654,166 as of July 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Management intends to fund operations through additional debt and equity financings, strategic transactions, improved operating performance and other capital raising initiatives. However, there can be no assurance that the Company will be successful in obtaining additional financing or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

No impairment expense was recognized for the periods ended July 31, 2026 and 2025.

The Company amortizes the software over an estimated useful life of three years on a straight-line basis starting on March 1, 2026, the date the asset was placed into service.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $404 and $0 during the six months ended July 31, 2026, and 2025, respectively.

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

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The accounting policies for our software platforms will include revenue recognition applicable to software-as-a-service including monthly installments for licenses to our platforms over specific periods of time. During the six months ended July 31, 2026, the Company commenced limited revenue-generating activities through its HerboPay platform and recognized net revenue of $2,205. CODM evaluates the performance of the single operating segment based on the Company’s net income (loss) as reported in the Statements of Operations and allocates resources based on ongoing software development budgets and expected marketing costs to engage consumers. The Company’s segment assets, including intangible assets, are reported on the Balance Sheets.

The CODM will review performance upon commencement of sales based on gross profit, operating profit, and net earnings. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue outside of the United States. The Company does not presently have any customer representing more than 10% of total revenues for any period presented. Accordingly, CODM considers operating expenses, and other income (expenses) of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expenses or asset information that are supplemental to those disclosed in these consolidated financial statements that are regularly provided to the CODM. The measure of segment profit or loss used by the CODM is consolidated net loss as reported in the condensed consolidated statements of operations. Significant segment expenses regularly provided to the CODM for the three months ended July 31, 2026 and 2025 consisted of management and consulting fees of $122,500 and $125,500, research, development, and promotion of $78,705 and $80,053, legal, accounting and audit fees of $23,808 and $20,331, office supplies and other general expense of $14,420 and $17,014, and amortization of $8,333 and $0, respectively, which together comprised total operating expenses of $247,766 and $242,898. Significant segment expenses regularly provided to the CODM for the six months ended July 31, 2026 and 2025 consisted of management and consulting fees of $245,000 and $251,000, research, development, and promotion of $140,738 and $178,770, legal, accounting and audit fees of $54,617 and $37,790, office supplies and other general expense of $26,004 and $29,633, and amortization of $13,889 and $0, respectively, which together comprised total operating expenses of $480,248 and $497,193.

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

As of July 31, 2026, the Company did not have any material lease arrangements.

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

As of July 31, 2026 and January 31, 2026, no impairment has been identified.

The Company amortizes the software over an estimated useful life of three years on a straight-line basis starting on March 1, 2026, the date the asset was placed into service.

The Company’s intangible assets consisted of the following as of July 31, 2026 and January 31, 2026:

	July 31, 2026	January 31, 2026
eXPO	$100,000	$100,000
Less accumulated amortization	(13,889)	-
Intangibles net	$86,111	$100,000

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	July 31, 2026	January 31, 2026
Accounts payable	$841,270	$712,189
Interest payable	174,147	153,099
Accrued other expenses	-	24,500
	$1,015,417	$889,788

Included within interest payable at July 31, 2026 and January 31, 2026 is accrued default interest associated with a note payable to Robbins LLP.

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following:

	July 31, 2026	January 31, 2026
Note incurred fiscal year 2021, due in 3 years from issuance date	350,000	350,000
Total	$350,000	$350,000

During the year ended January 31, 2026, the Company extinguished a substantial portion of its outstanding notes payable through the issuance of shares of common stock.

Interest expense related to the Company's notes payable was $10,500 and $6,209 for the three months ended July 31, 2026, and 2025, respectively. Interest expense related to the Company's notes payable was $21,048 and $12,217 for the six months ended July 31, 2026, and 2025, respectively.

As of July 31, 2026, and January 31, 2026, the remaining notes payable balance of $350,000 relates entirely to a promissory note issued to Robbins LLP. This note was originally executed on December 8, 2020, in the principal amount of $350,000, pursuant to the Order and Judgment settling the shareholder derivative litigation entitled In re Eco Science Solutions, Inc. Shareholder Derivative Litigation, Lead Civil No. 1:17-cv-00530-LEW-WRP (D. Haw.). The note bears interest at a rate of 6% per annum and had an original maturity date of December 8, 2023.

As of July 31, 2026, the note has matured, remains unpaid, and is in default. The Company continues to accrue interest on the outstanding principal balance, including default interest, in accordance with the contractual terms of the promissory note.

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

Interest expense related to the Company's convertible promissory note was $0 and $3,598 for the three months ended July 31, 2026, and 2025, respectively. Interest expense related to the Company's convertible promissory note was $0 and $7,078 for the six months ended July 31, 2026, and 2025, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures.

Related Party Balances

As of July 31, 2026, and January 31, 2026, amounts due to related parties and former related parties were as follows:

	July 31, 2026	January 31, 2026
Related party payables	$300,530	$-
Notes payable	-	-
Total related party balances	$300,530	$-

Executive Compensation and Advances – Michael Rountree

The Company has an executive employment arrangement with Michael Rountree, pursuant to which he serves in executive roles including Chief Executive Officer and Chief Financial Officer. Under the terms of the agreement, Mr. Rountree is entitled to an annual base salary of $250,000, which accrues when not paid.

The Company recorded compensation expense of $62,500 and $125,000 for each of the three and six months ended July 31, 2026 and 2025. As of July 31, 2026, accrued and unpaid compensation totaled $125,000.

In addition, Mr. Rountree advanced funds to the Company to support operating activities. As of July 31, 2026, outstanding advances totaled $175,530. Together with accrued and unpaid compensation of $125,000, these advances comprise the $300,530 of related party payables reported as of July 31, 2026.

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

Interest expense related to the Rountree notes payable was $0 and $9,677 for the three months ended July 31, 2026, and 2025, respectively. Interest expense related to the Rountree notes payable was $0 and $18,869 for the six months ended July 31, 2026, and 2025, respectively.

ECO SCIENCE SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Other

The Company had outstanding obligations to former directors and related parties arising primarily from notes. During the year ended January 31, 2026, these balances were settled through the issuance of common stock. Interest expense related to former directors and related parties’ notes payable was $0 and $461 for the three months ended July 31, 2026, and 2025, respectively. Interest expense related to former directors and related parties’ notes payable was $0 and $907 for the six months ended July 31, 2026, and 2025, respectively.

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

No shares of common stock were issued during the six months ended July 31, 2026 and 2025.

As of July 31, 2026 and January 31, 2026, the Company had 24,992,656 shares of common stock issued, of which 40,000 shares were held as treasury stock, resulting in 24,952,656 shares of common stock outstanding.

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

As of July 31, 2026 and January 31, 2026, no shares of Series A Voting Preferred Stock were issued or outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

(a) Lease Obligation

The Company previously entered into a sublease agreement for office space commencing August 1, 2017. The Company ceased use of the premises during 2018 and the arrangement was effectively terminated.

As of July 31, 2026 and January 31, 2026, an outstanding balance of approximately $21,051 remains payable in connection with this arrangement.

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

For each of the three and six months ended July 31, 2026, and 2025, the Company recognized advisory fee expenses of $30,000 and $60,000, respectively, within management and consulting fees in the condensed consolidated statements of operations. As of July 31, 2026, total accrued and unpaid fees under this agreement were $60,000, which are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

NOTE 10 – CUSTOMER DEPOSITS

The Company commenced revenue-generating operations through its HerboPay application during the six months ended July 31, 2026. HerboPay enables customers to access and utilize various products, services, and applications available through the platform. Customers may pre-fund their accounts by depositing funds into the HerboPay platform. In exchange, customers receive digital token balances that may be redeemed for future transactions, services, and other permitted activities within the HerboPay ecosystem. Such deposits do not represent earned revenue at the time funds are received, as the Company has not yet satisfied the related performance obligations associated with the future use of the deposited funds. Amounts received from customers that remain unused are recorded as customer deposits, a current liability, until the related services are provided, the token balances are redeemed, or the underlying obligation is otherwise extinguished. Revenue is recognized when the applicable performance obligations are satisfied in accordance with the Company's revenue recognition policy. As of July 31, 2026, customer deposits totaled $7,442 and are presented as a separate current liability on the accompanying balance sheet. The Company expects substantially all outstanding customer deposit balances to be utilized or redeemed within the next twelve months.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2026 through the date these financial statements were issued and has determined that, other than the matter described above, there are no additional subsequent events requiring disclosure.

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

The Company commenced limited revenue-generating operations through its Herbo Pay platform during the three months ended April 30, 2026. During the three and six months ended July 31, 2026, the Company recorded net revenue of $1,952 and $2,205, respectively (three and six months ended July 31, 2025 - $nil). The Company remains in an early commercialization stage and continues to seek additional users of its software platforms.

Effective May 4, 2026, the Company completed a 1-for-25 reverse stock split of its issued and outstanding common stock. All share and per-share amounts in this quarterly report have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Results of Operations

Three months ended July 31, 2026 and 2025

	For the Three Months Ended July 31,
	2026	2025
Net revenue	$1,952	$-
Operating expenses
Amortization	8,333	-
Legal, accounting and audit fees	23,808	20,331
Management and consulting fees	122,500	125,500
Research, development, and promotion	78,705	80,053
Office supplies and other general expenses	14,420	17,014
Total operating expenses	247,766	242,898
Net operating loss	(245,814)	(242,898)
Other income (expenses)
Interest expense	(10,500)	(9,807)
Interest expense, related parties	-	(10,138)
Total other income (expenses)	(10,500)	(19,945)
Income tax expense	—	—
Net loss	$(256,314)	$(262,843)

During the three months ended July 31, 2026, the Company generated net revenue of $1,952, compared to $nil during the three months ended July 31, 2025. Revenue in the current quarter comprised transaction and processing revenue earned on a net basis through the Company's Herbo Pay platform, together with design, testing and hosting fees. Customer deposits reflected on the Company's balance sheets represent prefunded balances held for future platform usage and do not represent earned revenue until the related services are provided.

During the three months ended July 31, 2026 and 2025, the Company incurred total operating expenses of $247,766 and $242,898, respectively, an increase of $4,868. Management and consulting fees were $122,500 (2026) and $125,500 (2025) and remained substantially unchanged between the comparative quarters. Research, development, and promotion expense was $78,705 (2026), compared to $80,053 (2025), reflecting a slight reduction in hours allocated to the Company's software development in the current quarter. Legal, accounting and audit fees increased to $23,808 (2026) from $20,331 (2025), reflecting higher accounting and audit fees incurred in the current quarter. Office supplies and other general expenses decreased to $14,420 (2026) from $17,014 (2025). The Company also recorded amortization expense of $8,333 (2026) and $nil (2025) following the commencement of amortization of its eXPO software intangible asset on March 1, 2026. That amortization accounts for the period-over-period increase in total operating expenses, which were otherwise $3,465 lower than in the comparative quarter.

The Company recorded total other expenses of $10,500 during the three months ended July 31, 2026, consisting entirely of interest expense, compared to $19,945 during the three months ended July 31, 2025, which comprised interest expense of $9,807 and interest expense on related party obligations of $10,138. The decrease reflects the extinguishment, during the year ended January 31, 2026, of substantially all of the Company's interest-bearing obligations other than the $350,000 promissory note, which remains outstanding and in default.

The net loss for the three months ended July 31, 2026 was $256,314, compared to a net loss of $262,843 for the three months ended July 31, 2025, a decrease of $6,529. The decrease reflects the $9,445 reduction in other expenses and the $1,952 of revenue recognized in the current quarter, partially offset by the $4,868 increase in total operating expenses.

Six months ended July 31, 2026 and 2025

	For the Six Months Ended July 31,
	2026	2025
Net revenue	$2,205	$-
Operating expenses
Amortization	13,889	-
Legal, accounting and audit fees	54,617	37,790
Management and consulting fees	245,000	251,000
Research, development, and promotion	140,738	178,770
Office supplies and other general expenses	26,004	29,633
Total operating expenses	480,248	497,193
Net operating loss	(478,043)	(497,193)
Other income (expenses)
Interest expense	(21,048)	(19,295)
Interest expense, related parties	-	(19,776)
Total other income (expenses)	(21,048)	(39,071)
Income tax expense	—	—
Net loss	$(499,091)	$(536,264)

During the six months ended July 31, 2026, the Company generated net revenue of $2,205, compared to $nil during the six months ended July 31, 2025. The Company commenced limited revenue-generating operations through its Herbo Pay platform during the three months ended April 30, 2026, and revenue for the current six-month period comprised transaction and processing revenue earned on a net basis through that platform, together with design, testing and hosting fees. Customer deposits reflected on the Company's balance sheets represent prefunded balances held for future platform usage and do not represent earned revenue until the related services are provided.

During the six months ended July 31, 2026 and 2025, the Company incurred total operating expenses of $480,248 and $497,193, respectively, a decrease of $16,945. Management and consulting fees were $245,000 (2026) and $251,000 (2025). Research, development, and promotion expense decreased to $140,738 (2026) from $178,770 (2025), reflecting fewer hours allocated to the Company's software development in the current period. Legal, accounting and audit fees increased to $54,617 (2026) from $37,790 (2025) as a result of increased audit, accounting and legal costs incurred in the period. Office supplies and other general expenses were $26,004 (2026), compared to $29,633 (2025). The Company also recorded amortization expense of $13,889 (2026) and $nil (2025) following the commencement of amortization of its eXPO software intangible asset on March 1, 2026.

The Company recorded total other expenses of $21,048 during the six months ended July 31, 2026, consisting entirely of interest expense, compared to $39,071 during the six months ended July 31, 2025, which comprised interest expense of $19,295 and interest expense on related party obligations of $19,776. The decrease reflects the extinguishment, during the year ended January 31, 2026, of substantially all of the Company's interest-bearing obligations other than the $350,000 promissory note, which remains outstanding and in default.

The net loss for the six months ended July 31, 2026 was $499,091, compared to a net loss of $536,264 for the six months ended July 31, 2025, a decrease of $37,173. The decrease reflects the $18,023 reduction in other expenses, the $16,945 decrease in total operating expenses and the $2,205 of revenue recognized in the current period.

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

Statements of Cash Flows for the Six Months ended July 31, 2026 and 2025

During the six months ended July 31, 2026, the Company used net cash in operating activities of $17,148, compared to $162,482 during the six months ended July 31, 2025. Net cash used in operating activities during the current period reflected the net loss of $499,091, adjusted for non-cash amortization of $13,889 and net increases in accounts payable and accrued expenses ($125,629), related party payables ($300,530) and customer deposits ($7,442), together with a decrease in prepaid expenses of $36,250 and an increase in accounts receivable of $1,797.

The Company had no investing activities during either period.

The Company had no financing activities during the six months ended July 31, 2026, compared to $162,763 of net cash provided by financing activities during the six months ended July 31, 2025, which consisted of advances from related party loans.

As a result, cash decreased by $17,148 during the six months ended July 31, 2026 (2025 - an increase of $281), and the Company had cash of $15,551 at July 31, 2026 (January 31, 2026 - $32,699).

Plan of Operation

The Company continues to develop and commercialize its Herbo ERP and Herbo Pay software platforms for use by businesses operating in regulated and operationally complex industries. During the six months ended July 31, 2026, the Company continued to incur costs to expand and develop its software suite and continued limited revenue-generating operations. The Company's need for ongoing capital by way of loans, sales of equity and/or convertible notes is expected to continue during the current fiscal year until the Company is able to establish revenues from operations sufficient to cover its operational overhead. The Company has relied heavily on loans and advances from related parties in recent periods. There are no assurances additional capital will be available to the Company on acceptable terms, or at all.

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As of July 31, 2026, the Company had a working capital deficit of $1,654,166 and an accumulated deficit of $69,783,144. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Liquidity and Capital Resources

As of July 31, 2026 and January 31, 2026, the Company had $15,551 and $32,699 in cash, respectively, and total current assets of $19,223 and $70,824, respectively. As of July 31, 2026 and January 31, 2026, the Company had an intangible asset, net, of $86,111 and $100,000, respectively, and total assets of $105,334 and $170,824, respectively. Total liabilities at July 31, 2026 and January 31, 2026 were $1,673,389 and $1,239,788, respectively. The Company has insufficient funds to meet its ongoing operations and has historically been funded through loans and advances from its sole officer, Mr. Michael Rountree.

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

Intangible Assets

The Company's intangible asset consists of the eXPO software platform, which is recorded at cost and tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Amortization is recorded on a straight-line basis over the asset's estimated three-year useful life, commencing March 1, 2026, the date the asset was placed in service. No impairment was recognized during the six months ended July 31, 2026.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the three months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company's $350,000 promissory note issued to Robbins LLP on December 8, 2020 pursuant to the Order and Final Judgment in In re Eco Science Solutions, Inc. Shareholder Derivative Litigation matured on December 8, 2023 and has not been repaid. The note bears interest at 6% per annum and continues to accrue interest, including default interest, in accordance with its terms. The Company is in default in the payment of principal. The amount of the default is the $350,000 principal balance, and accrued and unpaid interest on the note was $174,147 as at July 31, 2026, giving a total arrearage of $524,147 as at that date.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended July 31, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

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
101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Date: September 14, 2026

/s/ Michael Rountree
Michael Rountree
CEO, CFO, COO, President, and Treasurer
(Principal Executive Officer, Principal Financial and Accounting Officer)

